Form 10-Q
period 2016-12-31
Myovant Sciences Ltd.
filed 2017-02-13
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2016
 or
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
Registrant’s telephone number, including area code: +44 203 318 9709
Clarendon House
2 Church Street
Hamilton HM 11, Bermuda
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on February 10, 2017, was 60,255,821.

MYOVANT SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash	$192,322	$—
Prepaid expenses and other current assets	1,153	—
Income tax receivable	15	—
Total current assets	193,490	—

Property and equipment, net	471	—
Other assets	100	—
Total assets	$194,061	$—
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued expenses and accounts payable	$3,890	$223
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	2,448	—
Total current liabilities	6,338	223

Warrant liability	1,655	—
Total liabilities	7,993	223

Commitments and contingencies (Note 9)

Shareholders’ equity (deficit):
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 60,250,094 and 37,231,342 issued and outstanding at December 31, 2016 and March 31, 2016, respectively	1	1
Common shares subscribed	(1)	(1)
Additional paid-in capital	249,491	1,434
Accumulated deficit	(63,423)	(1,657)
Total shareholders’ equity (deficit)	186,068	(223)
Total liabilities and shareholders’ equity (deficit)	$194,061	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share data)

	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016

Operating expenses:
Research and development (includes $1,060 and $2,849 of share-based compensation expense for the three and nine months ended December 31, 2016, respectively)	$6,158	$24,484
General and administrative (includes $950 and $3,932 of share-based compensation expense for the three and nine months ended December 31, 2016, respectively)	2,898	8,427
Total operating expenses	9,056	32,911
Other income (expense):
Changes in the fair value of the warrant liability	1,002	(28,815)
Loss before provision for income tax expense	(8,054)	(61,726)
Income tax expense	29	40
Net loss and comprehensive loss	$(8,083)	$(61,766)
Net loss per common share — basic and diluted	$(0.15)	$(1.34)
Weighted average common shares outstanding — basic and diluted	54,447,203	45,929,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended December 31, 2016
(unaudited, in thousands, except share data)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at March 31, 2016	37,231,342	$1	(1)	$1,434	$(1,657)	$(223)
Sale of common shares in initial public offering ($15.00 per share), net of underwriting discounts and commissions and offering expenses of $17,536	14,500,000	—	—	199,964	—	199,964
Shares issued to Takeda under the Takeda license agreement	5,077,001	—	—	7,740	—	7,740
Shares issued to settle the warrant liability to Takeda	2,313,529	—	—	32,537	—	32,537
Share-based compensation expense	1,128,222	—	—	2,223	—	2,223
Capital contribution — share-based compensation	—	—	—	4,558	—	4,558
Capital contribution	—	—	—	1,035	—	1,035
Net loss	—	—	—	—	(61,766)	(61,766)
Balance at December 31, 2016	60,250,094	$1	(1)	$249,491	$(63,423)	$186,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statement of Cash Flows
(unaudited, in thousands)

Nine Months Ended December 31, 2016
Cash flows from operating activities:
Net loss	$(61,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,781
Depreciation	9
Purchase of in-process research and development expense	13,117
Changes in the fair value of the warrant liability	28,815
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,153)
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	3,301
Other assets	(100)
Accrued expenses and accounts payable	3,461
Income tax receivable	(15)
Net cash used in operating activities	(7,550)
Cash flows from investing activities:
Purchase of property and equipment	(369)
Net cash used in investing activities	(369)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	202,275
Initial public offering costs paid	(2,091)
Cash capital contribution from Roivant Sciences Ltd.	1,036
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	(979)
Net cash provided by financing activities	200,241
Net change in cash	192,322
Cash—beginning of period	—
Cash—end of period	$192,322
Non-cash financing activities:
Deferred initial public offering costs, unpaid	$220
Purchase of in-process research and development	$13,117
Supplemental disclosure of cash paid:
Taxes	$55

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements
Note 1—Description of Business

Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the (“Company”)) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health diseases and other endocrine-related disorders. The Company is developing its lead product candidate, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer, and its second product candidate, MVT-602 (formerly known as RVT-602), for the treatment of female infertility as part of assisted reproduction.

The Company was founded on February 2, 2016 as a Bermuda Exempted Limited Company and a wholly-owned subsidiary of Roivant Sciences Ltd. (“RSL”), under the name Roivant Endocrinology Ltd. The Company changed its name to Myovant Sciences Ltd. (“MSL”) in May 2016. In April 2016, Roivant Endocrinology Inc. (“REI”), a wholly-owned subsidiary of the Company was formed and based in the United States of America and subsequently changed its name to Myovant Sciences, Inc. (“MSI”). In August 2016, the Company incorporated as its wholly-owned subsidiaries Myovant Holdings Limited (“MHL”), a private limited company incorporated under the laws of England and Wales, and Myovant Sciences GmbH (“MSG”), a company with limited liability formed under the laws of Switzerland. In November 2016, the Company moved its principal executive office from Bermuda to the United Kingdom and became a U.K. tax resident, and the Company assigned all of its intellectual property rights to MSG. MSG is the Company’s principal operating subsidiary and the Company remains incorporated in Bermuda.

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

(A) Basis of Presentation:

The Company's fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the period from inception of February 2, 2016 through the period ended March 31, 2016, and unaudited consolidated financial statements for the three months ended June 30, 2016, included in the Company's final prospectus dated October 26, 2016 filed with the Securities and Exchange Commission ("SEC”) on October 27, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017, for any other interim period or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of the Company and MSI, MHL and MSG, its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company's accounting policies from those disclosed in its final prospectus filed with the SEC on October 27, 2016.

(B) Use of Estimates:

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including compensation expense allocated to the Company under its services agreement with Roivant Sciences, Inc. (“RSI”), a wholly-owned subsidiary of RSL, as well as share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(C) Risks and Uncertainties:

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, third-party service providers such as contract research organizations and protection of intellectual property rights.

(D) Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the Financial Accounting Standards Board (FASB) on accounting for contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.

(E) Deferred Offering Costs:

Deferred offering costs, which consisted of direct costs related to the Company’s initial public offering (the “IPO”) of its common shares, were capitalized in other assets until the consummation of the IPO. These offering costs were reclassified to additional paid-in capital upon the closing of the IPO on November 1, 2016.

(F) Research and Development Expense:

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

(G) Warrant Liability:

The Company records the warrant liability at its estimated fair value as a liability in the condensed consolidated balance sheet. The Company remeasures the estimated fair value of the warrant liability each reporting period and records the changes in the fair value in the condensed consolidated statement of operations and comprehensive loss as other (expense) income (See Note 8).

(H) Income Taxes:

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

(I) Share-Based Compensation:

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

(J) Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. For the three and nine months ended December 31, 2016, 1,128,222 restricted share awards and 1,337,657 options to purchase common shares were not included in the calculation of diluted weighted-average common shares outstanding because they were anti-dilutive.

(K) Recently Issued Accounting Pronouncements:

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

Note 4—Related Party Transactions

(A) Services Agreement:

In July 2016, the Company entered into a formal services agreement with RSI (the “Services Agreement”) effective April 29, 2016, under which RSI agreed to provide certain administrative and research and development services to the Company. Under the Services Agreement, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a pre-determined mark-up. RSI also provided such services prior to the formalization of the Services Agreement, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back at cost. The accompanying interim unaudited condensed consolidated financial statements include third-party expenses that have been paid by RSI and RSL.

During the three and nine months ended December 31, 2016, RSL and RSI provided certain administrative services on behalf of the Company during the formative period of the Company. Total compensation expense, inclusive of base salary, fringe benefits and share-based compensation, is proportionately allocated to the Company based upon the relative percentage of time utilized on the Company’s matters. Under the Services Agreement, for the three and nine months ended December 31, 2016, the Company incurred expenses of $2.7 million and $6.8 million, respectively, inclusive of the mark-up.

In February 2017, the Company and MSI amended and restated the Services Agreement, effective as of November 11, 2016, to include MSG as a services recipient. In addition, in February 2017, MSG entered into a separate services agreement with Roivant Sciences GmbH ("RSG"), a wholly-owned subsidiary of RSL, effective as of November 11, 2016, for the provisioning of services by RSG to MSG in relation to the identification of potential product candidates and project management of clinical trials, as well as, other services related to clinical development, administrative and financial activities.

(B) Option Agreement:

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

(C) Information Sharing and Cooperation Agreement:

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

(D) Manufacture and Supply Agreement:

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

Note 5—Shareholders’ Equity

(A) Overview:

The Company’s Memorandum of Association, filed on February 2, 2016 in Bermuda, authorized the creation of one class of shares. As of December 31, 2016, the Company had 564,111,242 shares authorized with a par value of $0.000017727 per share.

(B) Restricted Share Award and Options Granted:

During the nine months ended December 31, 2016, the Company granted a restricted share award for 1,128,222 common shares to the Company’s Principal Executive Officer under the 2016 Equity Incentive Plan. During the nine months ended December 31, 2016, the Company granted options to its employees, consultants and directors to purchase 1,337,657 of its common shares.

(C) Initial Public Offering and Reverse Stock Split:

On October 18, 2016, the Company's Board of Directors approved a 1-for-1.7727 reverse stock split of the Company's outstanding common shares. The reverse split became effective on October 18, 2016. These interim unaudited condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

On November 1, 2016, the Company completed its initial public offering ("IPO") of common shares. The Company sold 14,500,000 shares at a price of $15.00 per share, for gross proceeds of $217.5 million. The Company received net proceeds of $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering expenses. The cash proceeds from the IPO are currently deposited with one banking institution and are substantially in excess of federally insured levels.

(D) Warrant Liability:

During the nine months ended December 31, 2016, the Company issued 2,313,529 common shares to Takeda upon the automatic exercise of the warrant, which was due to the issuance of 153,846 common shares initiated by the grant of a restricted share award for 1,128,222 common shares, issuance of 182,414 common shares initiated by the grant of options to its employees, consultants and directors to purchase 1,337,657 common shares and the issuance of an additional 1,977,269 common shares to Takeda, upon the closing of its IPO, based upon the sale and issuance of 14,500,000 common shares to investors in the IPO.

Note 6—Income Taxes

The Company's provision for income taxes is based on income taxes in the United States, Switzerland and the United Kingdom. The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company's effective income tax rate for the three and nine months ended December 31, 2016 was (0.36)% and (0.06)%, respectively. As of December 31, 2016 and March 31, 2016, there were no uncertain tax positions.

Note 7—Share-Based Compensation

(A) Stock Options and Restricted Share Awards Granted to Employees, Consultants and Directors:

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

In June 2016, the Company granted a restricted share award for 1,128,222 common shares to the Company’s Principal Executive Officer under the 2016 Plan. In August 2016, the Company granted options to purchase 541,544 common shares to certain employees of the Company, with an exercise price of $2.38 under the 2016 Plan. In September 2016, the Company granted options to purchase 572,568 common shares to certain employees, officers and directors of the Company, with a weighted average exercise price of $4.00 under the 2016 Plan. During the nine months ended December 31, 2016, the Company granted options to purchase 1,276,458 common shares to certain employees and directors of the Company.

For the three and nine months ended December 31, 2016, share-based compensation expense related to the restricted share award was $0.4 million and $0.8 million, respectively.

For the three and nine months ended December 31, 2016, the Company recorded share-based compensation expense related to stock options issued to employees, officers and directors of $0.9 million and $1.2 million, respectively, and share-based compensation expense related to stock options issued to non-employees of $0.1 million and $0.2 million, respectively (Note 7(B)(1)).  This share-based compensation expense is included in research and development and general and administrative expenses in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss.

In connection with the IPO and after preliminary discussions with the underwriters, the Company reassessed the fair value of: (1) 1,128,222 restricted common shares issued to our Principal Executive Officer in June 2016 with an initial fair value of $1.52 per common share; (2) 602,743 common shares underlying stock options granted in August 2016 (including options to purchase 61,199 common shares granted to certain consultants as described below in Note 7(B)(1)) with an exercise price of $2.38 per common share; and (3) 572,568 common shares underlying stock options granted in September 2016 to the Company’s employees, officers and directors with a weighted-average exercise price of $4.00 per common share. As a result, the Company determined that the reassessed fair value of the restricted common shares was $5.10 per common share and the reassessed fair value of the common shares underlying the stock options granted in August and September 2016 was $15.00 per common share, which was the initial public offering price of the Company's common shares in the IPO. The use of this higher fair value per common share increased the weighted-average fair value of the stock options granted in August and September 2016 to $13.44 per common share and $12.78 per common share, respectively. Prior to the IPO, the fair value of the common shares underlying the Company’s stock options was estimated on each grant date by the Board of Directors. In order to determine the fair value of the Company’s common shares underlying granted stock options, the Board of Directors considered, among other things, timely valuations of the common shares prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The use of this higher share price increased both recognized and unrecognized share-based compensation expense.

At December 31, 2016, total unrecognized compensation expense related to non-vested options for employees, officers and directors was $14.6 million and is expected to be recognized over the remaining weighted-average service period of 3.67 years.

(B) Share-Based Compensation for Related Parties:

(1) Stock Options Granted to Non-Employees:

During the nine months ended December 31, 2016, the Company granted options to purchase 61,199 common shares to certain consultants, who are also employees of RSI, with an exercise price of $2.38 under the 2016 Plan. As discussed above in Note 7(A), the use of the higher fair value per common share of $15.00, which was reassessed in conjunction with the IPO and after preliminary discussions with the underwriters, increased both recognized and unrecognized share-based compensation expense. For the three and nine months ended December 31, 2016, share-based compensation expense related to stock options granted to consultants was $0.1 million and $0.2 million, respectively. At December 31, 2016, total unrecognized compensation expense related to stock options granted to consultants was $0.5 million, which is expected to be recognized over 1.19 years.

(2) Share-Based Compensation Allocated to the Company by RSL:

In relation to the RSL common share awards and options issued by RSL to RSL and RSI employees, the Company recorded share-based compensation expense of $0.6 million and $4.6 million, respectively, for the three and nine months ended December 31, 2016.

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2016, by level, within the fair value hierarchy:

	As of December 31, 2016				As of March 31, 2016
(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
Assets:
Total assets at fair value	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities:
Warrant liability	$—	$—	$1,655	$1,655	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$1,655	$1,655	$—	$—	$—	$—

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the nine months ended December 31, 2016.

Level 3 Disclosures

The Company measures the warrant liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the warrant liability uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an ongoing basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the warrant liability related to updated assumptions and estimates are recognized as other expenses in the accompanying interim unaudited condensed consolidated statements of operations and comprehensive loss.

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

The fair value of our warrant liability as of December 31, 2016 was calculated using the following significant unobservable inputs:

Input	Range or Point Estimate Used
Projected time frame to an equity financing	January 2017 - April 2017
Probability of a successful equity financing	2.0%
Annualized equity volatility	73.4%
Risk-free interest rate	0.44% - 0.55%

The changes in fair value of the Company’s Level 3 warrant liability during the nine months ended December 31, 2016 were as follows (in thousands):

Balance at March 31, 2016	$—
Fair value of the warrant liability issued	5,377
Changes in the fair value of the warrant liability, included in net loss	28,815
Settlements	(32,537)
Balance at December 31, 2016	$1,655

For the nine months ended December 31, 2016, changes in the carrying value of the warrant liability resulted from settlements related to the fair value of the warrant exercised, partially offset by changes in the fair value of the warrant liability primarily due to the changes in the estimated probabilities of future financing events, change in the enterprise value of the Company, automatic exercise of the warrant and the passage of time.

Note 9—Commitments and Contingencies

The Company entered into certain commitments under the Takeda license agreement (See Note 3), amended its services agreement with RSI and entered into a separate service agreement with RSG (See Note 4(A)). As of March 31, 2016 and December 31, 2016, the Company did not have any ongoing material financial commitments. The Company expects to enter into other commitments as the business further develops.

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.

Currently, the Company is party to a legal proceeding as described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q. The Company believes that it is not probable that a liability has been incurred and that the amount of any such liability cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency related to this legal proceeding. While it is not possible to determine the outcome of the matter, the Company believes the resolution of such matter will not have a material adverse effect on its business, financial condition or results of operations.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health diseases and other endocrine-related disorders. Our lead product candidate is relugolix, an oral, once-daily, small molecule that acts as a gonadotropin-releasing hormone, (“GnRH”), receptor antagonist. We are advancing relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer. Relugolix has been evaluated in over 1,300 study participants to date in Phase 1 and multiple large, randomized Phase 2 clinical trials. In January 2017, we initiated a Phase 3 clinical program consisting of two international clinical trials, LIBERTY 1 and LIBERTY 2, to evaluate the safety and efficacy of relugolix in women with heavy menstrual bleeding associated with uterine fibroids. The U.S. Investigational New Drug application, (“IND”), in support of this program was filed with the U. S. Food and Drug Administration, (“the FDA”), in November 2016. In the first half of 2017, we also plan to initiate two replicate multinational Phase 3 trials for relugolix in women with endometriosis-associated pain. The commencement of our Phase 3 program in women with endometriosis-associated pain is subject to the completion of an End of Phase 2 meeting with the FDA, which we expect to occur in the second quarter of 2017. To increase benefit and reduce side effects in the women’s health indications, relugolix at a maximally estrogen-suppressive dose (40 mg once daily) is being co-administered with low-dose hormonal add-back therapy to fully suppress estrogen and then add-back a low dose of estrogen and progestin to reduce bone mineral density loss and hot flashes. In the first quarter of 2017, we also plan to initiate a Phase 3 clinical study of relugolix in men with advanced prostate cancer. In the second half of 2017, we plan to initiate a Phase 1 healthy-volunteer study in women followed by a Phase 2 proof-of-concept clinical trial of MVT-602 (formerly known as RVT-602), an oligopeptide kisspeptin analog, for the treatment of female infertility as part of assisted reproduction. Both relugolix and MVT-602 are licensed to us by Takeda Pharmaceuticals International AG, (“Takeda”).

We were incorporated in February 2016, and our operations to date have been limited to organizing and staffing our company, acquiring the rights to relugolix and MVT-602 and preparing for and advancing our product candidates into clinical development. To date, we have not generated any revenue.

In November 2016, we completed our initial public offering, or (“IPO”), in which we sold 14,500,000 common shares at a price of $15.00 per share. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering expenses. We intend to use these proceeds to fund our clinical program for relugolix and MVT-602. As of December 31, 2016, we had an accumulated deficit of $63.4 million. For the three and nine months ended December 31, 2016, we recorded net losses of $8.1 million and $61.8 million, respectively.

Recent Developments

In January 2017, we initiated a Phase 3 clinical program of relugolix in women with heavy menstrual bleeding associated with uterine fibroids, consisting of two clinical trials, LIBERTY 1 and LIBERTY 2. These trials are double-blind, placebo-controlled Phase 3 international clinical trials in women with heavy menstrual bleeding associated with uterine fibroids that will be conducted at up to 200 sites. Each of the two clinical trials is expected to enroll approximately 390 women aged 18 to 50 years with a diagnosis of uterine fibroids confirmed by ultrasound and heavy menstrual bleeding attributed to uterine fibroids. Eligible women will be randomized to one of three groups: relugolix 40 mg orally once daily co-administered with low-dose hormonal add-back therapy (1 mg estradiol/0.5 mg norethindrone acetate) for 24 weeks, relugolix 40 mg orally once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks, or placebo once daily for a period of 24 weeks. Patients completing the initial 24-week blinded assessment will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 24-week period, or a total treatment period of up to 48 weeks, to evaluate the safety of longer-term treatment.
The primary efficacy outcome of the study is a clinically-meaningful reduction in menstrual blood loss based upon the alkaline hematin method, a standardized centrally-assessed quantitative measurement of menstrual blood loss. Safety outcomes, including bone mineral density changes as measured by dual-energy x-ray absorptiometry, will also be assessed.

Takeda has announced that, as of January 2017, it has completed enrollment in both of the Phase 3 clinical trials it is conducting in Japan. The first trial is a 12-week non-inferiority Phase 3 study of relugolix (also known as TAK-385) and leuprolide in women with heavy menstrual bleeding associated with uterine fibroids. The second Phase 3 study evaluates relugolix compared with placebo for 12 weeks in women with pain symptoms associated with uterine fibroids. Takeda has stated that top-line results from these trials are expected in the third and fourth quarters of 2017.

Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH

Effective as of April 29, 2016, we and our wholly-owned subsidiary, Myovant Sciences, Inc. ("MSI"), entered into a services agreement with Roivant Sciences, Inc. ("RSI"), a wholly-owned subsidiary of RSL, pursuant to which RSI provides us with services in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to our development, administrative and financial activities. In February 2017, in connection with the contribution and assignment of all of our intellectual property rights to Myovant Sciences GmbH ("MSG"), we amended and restated this services agreement effective as of November 11, 2016, as a result of which MSG was added as a recipient of these services from RSI. In February 2017, MSG also entered into a separate services agreement with Roivant Sciences GmbH ("RSG"), a wholly-owned subsidiary of RSL, effective as of November 11, 2016, for the provision of services by RSG to MSG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to development, administrative and financial activities. Under the terms of both services agreements (collectively the "Services Agreements"), we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us. In addition, we are obligated to pay to RSI and RSG a pre-determined markup, currently equal to 10%, on costs incurred by them in connection with any general and administrative and support services as well as research and development services.

Under the services agreement in effect as of December 31, 2016, we incurred expenses of $2.7 million and $6.8 million for the three months and nine months ended December 31, 2016, respectively, inclusive of the mark-up. We have recorded these charges as research and development expense and general and administrative expense in our condensed consolidated statement of operations.

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

• costs allocated to us under the Services Agreements;

• expenses incurred under or in connection with agreements with contract research organizations, (“CROs”), as well as consultants and other vendors that conduct or participate in clinical and nonclinical studies designed to further the development of our product candidates;

• manufacturing costs in connection with conducting nonclinical studies;

• costs for sponsored research; and

• depreciation expense for assets used in research and development activities.

Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly over the next several years as we increase personnel and compensation costs and commence our potential Phase 3 programs, initiate a Phase 1 healthy-volunteer study in women followed by a Phase 2 proof-of-concept trial for MVT-602 and prepare to seek regulatory approval for our product candidates. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

The duration, costs and timing of clinical trials of relugolix, MVT-602 and any other product candidates will depend on a variety of factors that include, but are not limited to:

• the number of trials required for approval;

• the per patient trial costs;

• the number of patients who participate in the trials;

• the number of sites included in the trials;

• the countries in which the trials are conducted;

• the length of time required to enroll eligible patients;

• the number of patients who fail to meet the study's inclusion and exclusion criteria;

• the number of study drugs that patients receive;

• the drop-out or discontinuation rates of patients;

• the potential additional safety monitoring or other studies requested by regulatory agencies;

• the duration of patient follow-up;

• the timing and receipt of regulatory approvals;

• the costs of clinical trial material; and

• the efficacy and safety profile of the product candidate.

In addition, the probability of success for relugolix, MVT-602 and any other product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative Expense

General and administrative expenses consist primarily of employee salaries and related benefits and share-based compensation for general and administrative personnel services received under the Services Agreements and legal and accounting fees and consulting services relating to our formation and corporate matters.

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

Results of Operations for the Three and Nine Months Ended December 31, 2016
The following table summarizes our results of operations for the three and nine months ended December 31, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2016
Operating expenses:
Research and development (includes $1,060 and $2,849 of share-based compensation expense for the three and nine months ended December 31, 2016, respectively)	$6,158	$24,484
General and administrative (includes $950 and $3,932 of share-based compensation expense for the three and nine months ended December 31, 2016, respectively)	2,898	8,427
Total operating expenses	9,056	32,911
Changes in the fair value of the warrant liability	1,002	(28,815)
Income tax expense	29	40
Net loss and comprehensive loss	$8,083	$61,766

Research and Development Expenses
Research and development expenses were $6.2 million for the three months ended December 31, 2016, and consisted primarily of costs billed to us under the Services Agreement of $2.3 million, including personnel expenses and third-party costs associated with the preparation of our clinical and other research programs and share-based compensation expense of $1.1 million, $0.4 million of which was allocated to us by RSL.
Research and development expenses were $24.5 million for the nine months ended December 31, 2016, and consisted primarily of in-process research and development expenses of $13.1 million, which were related to our acquisition of the rights to our product candidates from Takeda and consisted of $7.7 million for the estimated fair value of the 5,077,001 common shares issued to Takeda and $5.4 million for the estimated fair value of the warrant liability. The remainder consisted of costs billed to us under the Services Agreement of $5.5 million, including personnel expenses and third-party costs associated with the preparation of our clinical and other research programs and share-based compensation expense of $2.8 million, $1.9 million of which was allocated to us by RSL.

General and Administrative Expenses
General and administrative expenses were $2.9 million for the three months ended December 31, 2016, and consisted primarily of share-based compensation expense of $0.9 million, including $0.2 million allocated to us by Roivant Sciences, Ltd., other personnel-related and general overhead expenses of $0.9 million, legal and professional fees of $0.7 million and costs of $0.4 million billed to us under the Services Agreement, including personnel expenses, overhead allocations and third-party costs.
General and administrative expenses were $8.4 million for the nine months ended December 31, 2016, and consisted primarily of share-based compensation expense of $3.9 million, including $2.6 million allocated to us by Roivant Sciences, Ltd., and legal and professional fees of $2.0 million, costs of $1.3 million billed to us under the Services Agreement, including personnel expenses, overhead allocations and third-party costs. The remainder consisted primarily of other personnel-related and general overhead expenses of $1.2 million.
Changes in the Fair Value of the Warrant Liability

The change in the fair value of the warrant liability was recorded as $1.0 million of income for the three months ended December 31, 2016, as the fair value of the warrant liability decreased to $1.7 million at December 31, 2016 from $32.6 million at September 30, 2016, primarily due to $29.9 million related to the fair value of the warrant exercised during the three months ended December 31, 2016, primarily as a result of issuance of an additional 1,977,269 common shares to Takeda, pursuant to the automatic exercise of the warrant, based upon the sale and issuance of 14,500,000 common shares to investors in the IPO supplemented by changes in the assumptions regarding probabilities of successful financing events used to estimate the fair value of the liability.

The change in the fair value of the warrant liability was recorded as $28.8 million of expense for the nine months ended December 31, 2016, as the fair value of the warrant liability decreased to $1.7 million at December 31, 2016 from $5.4 million at April 29, 2016, the date of issuance of the warrant to Takeda, primarily due to $32.5 million related to the fair value of the warrant exercised during the nine months ended December 31, 2016, primarily as a result of issuance of an additional 1,977,269 common shares to Takeda, pursuant to the automatic exercise of the warrant, based upon the sale and issuance of 14,500,000 common shares to investors in the IPO, partially offset by changes in the assumptions regarding probabilities of successful financing events used to estimate the fair value of the liability.

Liquidity and Capital Resources
Overview
In November 2016, we received the proceeds from our IPO, in which we sold 14,500,000 common shares at a price of $15.00 per share, for gross proceeds of $217.5 million. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering expenses.

For the period from February 2, 2016 (date of inception) to March 31, 2016 and for the nine months ended December 31, 2016, we had net losses of $1.7 million and $61.8 million, respectively. As of December 31, 2016, we had $192.3 million of cash and had never generated any revenue.

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

• hire scientific, clinical, regulatory, quality and administrative personnel;

• add operational, financial, quality and management information systems;

• seek regulatory approvals for any product candidates that successfully complete clinical trials;

• ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and

• operate as a public company.

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

Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2016:

(in thousands)
Net cash used in operating activities	$(7,550)
Net cash used in investing activities	(369)
Net cash provided by financing activities	200,241
Operating Activities

For the nine months ended December 31, 2016, $7.6 million was used in operating activities. The net loss for the period of $61.8 million was partially offset by $13.1 million of non-cash in-process research and development expenses related to the acquisition of the rights to our product candidates, $6.8 million non-cash share-based compensation, $28.8 million non-cash changes in the fair value of the warrant liability, $3.3 million allocation of personnel expenses by Roivant Sciences Ltd. and Roivant Sciences, Inc. associated with the preparation of our clinical and other research programs, the formation of our company and corporate matters, and $2.2 million other expenses.

Investing Activities

For the nine months ended December 31, 2016, $0.4 million was used in investing activities, all for the purchase of fixed assets.

Financing Activities

For the nine months ended December 31, 2016, $200.2 million was provided by financing activities. This was primarily due to the net proceeds of our IPO, which we completed on November 1, 2016.

Contractual Obligations
As of December 31, 2016, we did not have any ongoing material financial commitments, such as lines of credit or guarantees, that we expect to affect our liquidity over the next several years.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S, under U.S GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares and stock awards. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or (“the JOBS Act”), was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of December 31, 2016, we had cash of $192.3 million, consisting of non-interest bearing deposits denominated in the U.S. dollar and Swiss franc.

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
Our management, with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II: OTHER INFORMATION

Item 1.                                                         Legal Proceedings
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. On January 27, 2017, in connection with preexisting litigation against an employee of MSI, Dr. Laura Williams, AbbVie Inc., or AbbVie filed an amended complaint that, among other things, seeks damages in an unspecified amount based on claims against MSI and Lynn Seely, M.D., our Principal Executive Officer, for tortious interference with contract and trade secret misappropriation. MSI and Dr. Seely have denied and filed a motion to dismiss both claims, and a hearing on this motion is scheduled to be held in March 2017. The case is pending in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. Prior to the filing of the amended complaint, the court had entered a temporary restraining order enjoining Dr. Williams from using or disclosing any of AbbVie’s confidential information and/or trade secrets and from any involvement with the development of relugolix. These restrictions remained in place until January 30, 2017, at which time the court began a hearing regarding AbbVie’s motion for a preliminary injunction against Dr. Williams. That hearing is ongoing and is expected to end during the week of February 13, 2017. A decision is expected from the court shortly thereafter. We do not expect the resolution of this matter to have a material adverse effect on our business, operating results or financial condition.

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
Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of our product candidates, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-related pain and advanced prostate cancer and MVT-602 for the treatment of female infertility as part of assisted reproduction and obtain the necessary regulatory approvals for their commercialization. We have never been profitable, have no products approved for commercial sale and to date have not generated any product revenue.
Even if we receive regulatory approval for the sale of relugolix or MVT-602, we do not know when relugolix or MVT-602 will generate product revenue, if at all. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical trials and obtain regulatory approval for the marketing of relugolix and MVT-602;

•	set an acceptable price for relugolix and MVT-602 and obtain coverage and adequate reimbursement from third-party payors;

•	establish sales, marketing and distribution systems for relugolix and MVT-602;

•
add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;

•	initiate and continue relationships with third-party manufacturers and have commercial quantities of relugolix and MVT-602 manufactured at acceptable cost levels;

•	attract and retain an experienced management and advisory team;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others; and

•	maintain, expand and protect our intellectual property portfolio.

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
We are heavily dependent on the success of relugolix and MVT-602, our only product candidates, which are still under clinical development, and if either relugolix or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
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

Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of relugolix or MVT-602 for many reasons, including:

•	we may not be able to demonstrate that relugolix or MVT-602 is effective as a treatment for our target indications to the satisfaction of the FDA or other relevant regulatory authority;

•	the relevant regulatory authority may require additional clinical trials, which would increase our costs and prolong our development;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authority for marketing approval;

•	the FDA or other relevant regulatory authority may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the CROs, that we retain to conduct clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•
the FDA or other relevant regulatory authority may not find the data from nonclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of these products outweigh their safety risks;

•	the FDA or other relevant regulatory authority may disagree with our interpretation of data from our nonclinical studies and clinical trials or may require that we conduct additional studies;

•	the FDA or other relevant regulatory authority may not accept data generated at our clinical trial sites;

•
if our NDA or other foreign application is reviewed by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application(s) or may recommend that the FDA or other relevant regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA or other relevant regulatory authority may require development of a risk evaluation and mitigation strategy, or REMS, or its equivalent, as a condition of approval;

•	the FDA or other relevant regulatory authority may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
•the FDA or other relevant regulatory authority may change its approval policies or adopt new regulations.

If we are unable to formulate a fixed-dose combination version of relugolix with low-dose estradiol and progestin, the development of relugolix may be delayed and its commercial opportunity could be limited.
A key part of our relugolix clinical development strategy is to formulate a fixed-dose combination of relugolix with add-back low-dose estradiol and progestin in order to facilitate patient convenience and compliance and minimize side effects. If we are unsuccessful in our attempts to formulate a fixed-dose combination, we expect to instead seek approval for relugolix as monotherapy to be co-administered with commercially available low-dose estradiol and progestin. This would decrease our advantages relative to our competition by requiring patients to take two pills once daily instead of just one pill once daily. If our competitors develop a fixed-dose combination with hormonal add-back therapy, and we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.
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
Based upon our current operating plan, we believe our existing cash, including the net proceeds from our initial public offering, or our IPO, will enable us to fund our operating expenses and capital expenditure requirements through unblinding and release of data for at least one of our Phase 3 programs, which we expect to occur in 2019. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because the length of time and activities associated with successful development of relugolix and MVT-602 are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our planned clinical trials for our product candidates;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or the products or any future product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for the products in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.
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
We currently have a limited number of employees who are employed by our wholly-owned subsidiary, Myovant Sciences, Inc. (“MSI”), and we rely on Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”) to provide various administrative, research and development and other services.

As of December 31, 2016, we had no employees, and our wholly-owned subsidiary, Myovant Sciences, Inc., had twenty employees. We rely in part on the administrative support and research and development services provided by our affiliates, RSI and RSG, wholly-owned subsidiaries of RSL, pursuant to our Services Agreements with RSI and RSG. Personnel and support staff that provide services to us under the Services Agreements are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under the Services Agreements, RSI and RSG have the discretion to determine which of their employees will perform services under the agreement.
RSI and RSG have limited financing and accounting and other resources. If RSI or RSG fail to perform their obligations in accordance with the terms of the Services Agreements, it could be difficult for us to operate our business. In addition, the termination of our relationship with RSI or RSG and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business. Any failure by RSI or RSG to effectively manage the portion of our administrative, research and development or other services could harm our business, financial condition and results of operations.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of December 31, 2016, we had no employees, and our wholly-owned subsidiary, Myovant Sciences, Inc., had twenty employees. We expect to hire, either directly, through Myovant Sciences, Inc. or through any other current or future subsidiary of ours, additional employees for our managerial, clinical, scientific, operational, manufacturing, and sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize relugolix or MVT-602 and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Our business and operations would suffer in the event of system failures.
Our computer systems, as well as those of RSI, RSG and our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of relugolix or MVT-602 or any future product candidate could be delayed.

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

Our product candidates, relugolix and MVT-602, are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We completed an End of Phase 2 meeting with the FDA for relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids in early October 2016, submitted our IND to the FDA, including Phase 3 protocols, in November 2016 and initiated our Phase 3 program for women with heavy menstrual bleeding associated with uterine fibroids in January 2017. Our planned Phase 3 program for the treatment of endometriosis-related pain is subject to the completion of an End of Phase 2 meeting with the FDA, which we expect to occur in the second quarter of 2017. The Phase 2 prostate cancer study of relugolix, C27002, did not meet the criteria for success for its primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, powering of a clinical study and diligent oversight of the compliance of those patients enrolled into the trial. If we fail to execute these and other aspects of our planned Phase 3 prostate cancer trial effectively, the trial will not be successful. Further, we cannot predict with any certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trials of relugolix or MVT-602, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that our clinical trials of relugolix and MVT-602 will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. The results of early clinical trials of relugolix and MVT-602 therefore may not be predictive of the results of our planned development programs. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•
inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

In addition, because we recently acquired worldwide rights, excluding Japan and certain other Asian countries, to relugolix and worldwide rights to MVT-602, we were not involved in the development of relugolix or MVT-602 prior to April 2016. We may experience difficulties in the transition of this product candidate from Takeda and its affiliates to us, which may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary products, information, reports and data from Takeda and its affiliates in a timely manner. Further, prior to our acquisition of the rights to relugolix and MVT-602 we had no involvement or control over the nonclinical or clinical development of either relugolix or MVT-602. We are dependent on Takeda having conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the rights to relugolix and MVT-602 and having correctly collected and interpreted the data from these trials. To the extent any of these has not occurred, expected development time and costs may be increased which could adversely affect any future revenue from this product candidate.

Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.

Takeda is currently conducting two Phase 3 trials with relugolix in Japan, one for the treatment of pain symptoms associated with uterine fibroids and one for the treatment of heavy menstrual bleeding associated with uterine fibroids. If announcements by Takeda are unfavorable with respect to these clinical trials, our clinical development plans may be adversely affected. Further, even if announcements by Takeda are favorable with respect to these clinical trials, our planned Phase 3 clinical trials for relugolix differ from Takeda’s clinical trials and investors should not place undue reliance upon any of Takeda’s reported data or other clinical development announcements. Takeda is also completing an extension of the Phase 2 trial C27002 in prostate cancer. If safety data from this clinical trial or the Phase 3 clinical trials of uterine fibroids in women are unfavorable, it could negatively impact our ability to successfully complete our Phase 3 relugolix clinical trials.

The results of our clinical trials may not support our proposed claims for relugolix or MVT-602.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support the effectiveness or safety of relugolix or MVT-602. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and nonclinical testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of nonclinical, and early clinical studies of our product candidates may not be predictive of the results of later-stage nonclinical studies or clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize relugolix and MVT-602 and generate product revenue.

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

Drug development is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists for the treatment of each of uterine fibroids, endometriosis and advanced prostate cancer, as well as infertility in females, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these indications. Further, it is likely that additional drugs will become available in the future for the treatment of each of them. Should competitive new products become approved in regions where we are conducting our clinical trials, the time to completion and outcomes of these trials could be negatively impacted.
We are aware of several companies that are working to develop drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. For example, AbbVie in conjunction with Neurocrine Biosciences, is developing a GnRH receptor antagonist, elagolix, as an oral treatment for endometriosis-associated pain and for heavy menstrual bleeding associated with uterine fibroids. AbbVie has completed two Phase 3 trials with elagolix in women with endometriosis-associated pain and is expected to file an NDA for this indication in 2017. Furthermore, AbbVie has initiated a Phase 3 program evaluating elagolix with and without hormonal add-back therapy in women with heavy menstrual bleeding associated with uterine fibroids, and AbbVie is expected to commence a Phase 3b trial of elagolix in combination with hormonal add-back therapy in women with pain associated with endometriosis in 2017. Similarly, ObsEva SA, a Swiss-based clinical stage biopharmaceutical company, which completed its IPO in January 2017, intends to commence two Phase 3 clinical trials of OBE2109, also a GnRH receptor antagonist, in women with heavy menstrual bleeding associated with uterine fibroids in the first half 2017. Further, Allergan and Gedeon Richter announced in January 2017 positive results from the second of two pivotal Phase 3 clinical trials evaluating the efficacy and safety of ulipristal acetate in women with abnormal bleeding due to uterine fibroids. An NDA filing for ulipristal acetate is planned for the second half of 2017. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

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

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of uterine fibroids, endometriosis and advanced prostate cancer as well as infertility in females. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize medicines that are superior to other products in the market;

•	demonstrate through our clinical trials that relugolix or MVT-602 is differentiated from existing and future therapies;

•	attract qualified scientific, product development and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

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

Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of relugolix and MVT-602 for the specified indication. Further, because we are exploring the use of relugolix co-administered with low-dose hormonal add-back therapy as a longer-term treatment for the heavy menstrual bleeding associated with uterine fibroids and of endometriosis-associated pain, we expect to submit data with respect to a large patient population. Even if we obtain approval for this patient population, we may not achieve labeling for longer than six months duration of therapy. We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

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

If any of our product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or require a REMS to impose restrictions on its distribution or other risk management measures;

•	we may be required to recall a product;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or to conduct additional clinical trials;

•	we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients;

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

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of our product candidates, we may be forced to delay their potential commercialization or reduce the scope of our sales or marketing activities for them. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market or generate product revenue. We could enter into arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

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

If either relugolix or MVT-602 is approved for commercialization, we intend to enter into agreements with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign reimbursement, pricing and insurance regimes;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

•
an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents payable to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs in certain states;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We currently do not have the ability to independently conduct nonclinical studies that comply with the regulatory requirements known as good laboratory practice, or GLP, requirements. We also do not currently have the ability to independently conduct any clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.

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

We and our CROs will be required to comply with the GLPs and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development, respectively. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical and nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

While we will have agreements governing their activities, our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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
Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. We have conducted searches for information in support of patent protection and otherwise evaluating the patent landscape for relugolix and MVT-602, and, based on these searches and evaluations to date, we do not believe that there are valid patents which contain granted claims that could be asserted with respect to relugolix or MVT-602. However, we may be incorrect.
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
We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We and our Principal Executive Officer are currently defendants in one lawsuit alleging such claims. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

•	failure to successfully develop and commercialize relugolix, MVT-602 or any future product candidate;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States or other countries or jurisdictions applicable to relugolix, MVT-602, or any future product candidate;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for relugolix, MVT-602 or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts' reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

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
Based on our common shares outstanding as of December 31, 2016, Roivant Sciences Ltd. beneficially owns approximately 61.8% of the voting power of our outstanding common shares. As a result, Roivant Sciences Ltd. has the ability to substantially influence us and exert significant control through this ownership position. For example, Roivant Sciences Ltd. is able to control elections of directors, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Roivant Sciences Ltd.’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as it continues to own a significant amount of our equity, Roivant Sciences Ltd. will continue to be able to strongly influence and significantly control our decisions.
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
Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. All of the shares sold in our IPO are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for common shares sold to Pfizer Inc. and BB Biotech AG, which are subject to lock-up agreements until April 21, 2017. The remaining 45,750,094 common shares outstanding as of December 31, 2016 are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until April 21, 2017.
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

(b)         Use of Proceeds

On November 1, 2016, we closed our IPO, in which we issued and sold 14,500,000 common shares at a public offering price of $15.00 per common share, for gross proceeds of $217.5 million. All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-213891), which was declared effective by the SEC on October 26, 2016.  Citigroup Global Markets Inc., Cowen and Company, LLC, Evercore Group L.L.C. and Barclays Capital Inc. acted as book-running managers for our IPO.  The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering expenses.  Substantially all of the cash proceeds are currently deposited with one banking institution and is substantially all in excess of insured levels.
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

Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On February 13, 2017, in connection with the contribution and assignment of all of our intellectual property rights to MSG, we and our wholly-owned subsidiaries, MSI and MSG, entered into an amended and restated services agreement with RSI, effective as of November 11, 2016. As a result of the amended and restated agreement, MSG was included as a recipient of these services from RSI. On February 13, 2017, MSG also entered into a separate services agreement with RSG, effective as of November 11, 2016, for the provisioning of services by RSG to MSG in relation to the identification of potential product candidates and project management of clinical trials, as well as, other services related to clinical development, administrative and financial activities. Under the terms of both services agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us, including administrative and support services, as well as, research and development services. In addition, we are obligated to pay to RSI and RSG a pre-determined mark-up on the costs incurred directly by RSI and RSG in connection with any general and administrative and research and development services.

Item 6.   Exhibits.
The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYOVANT SCIENCES LTD.

By:	/s/ Frank Karbe
Frank Karbe (Duly Authorized Officer and Principal Financial and Accounting Officer)

 Date: February 13, 2017

Exhibit Index

Exhibit Number	Description of Document

3.1	Certificate of Incorporation. (1)

3.2	Memorandum of Association. (2)

3.3	Amended and Restated Bye-laws. (3)

10.1	Amended and Restated Services Agreement, dated February 13, 2017, by and among Roivant Sciences, Inc., Myovant Sciences Ltd., Myovant Sciences, Inc. and Myovant Sciences GmbH.

10.2	Services Agreement, dated February 13, 2017, by and among Roivant Sciences GmbH and Myovant Sciences GmbH.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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