Form 10-Q
period 2017-06-30
Myovant Sciences Ltd.
filed 2017-08-10
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
 or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37929

Myovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1343578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James's Square London SW1Y 4LB United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 203 318 9709
20-22 Bedford Row
London, United Kingdom
WC1R 4JS

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on August 8, 2017, was 60,844,300.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements (Unaudited)

MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	June 30, 2017	March 31, 2017
Assets
Current assets:
Cash	$154,191	$180,838
Prepaid expenses and other current assets	5,182	3,221
Income tax receivable	—	105
Total current assets	159,373	184,164

Deferred tax assets	—	208
Property and equipment, net	952	906
Other assets	3,074	—
Total assets	$163,399	$185,278

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,186	$3,329
Income tax payable	721	—
Accrued expenses	11,292	11,978
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	2,000	3,030
Total current liabilities	17,199	18,337

Warrant liability	—	52
Deferred rent	218	113
Total liabilities	17,417	18,502

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 60,844,300 and 60,275,757 issued and outstanding at June 30, 2017 and March 31, 2017, respectively	1	1
Common shares subscribed	(1)	(1)
Additional paid-in capital	254,114	251,733
Accumulated other comprehensive income	404	140
Accumulated deficit	(108,536)	(85,097)
Total shareholders’ equity	145,982	166,776
Total liabilities and shareholders’ equity	$163,399	$185,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,
	2017	2016

Operating expenses:
Research and development (includes $860 and $975 of share-based compensation expense for the three months ended June 30, 2017 and 2016, respectively)	$17,708	$14,573
General and administrative (includes $1,341 and $1,646 of share-based compensation expense for the three months ended June 30, 2017 and 2016, respectively)	4,182	2,562
Total operating expenses	21,890	17,135

Changes in the fair value of the warrant liability	—	1,832
Other expense	342	—
Loss before provision for income taxes	(22,232)	(18,967)
Income tax expense	1,085	3
Net loss	$(23,317)	$(18,970)
Net loss per common share — basic and diluted	$(0.39)	$(0.47)
Weighted average common shares outstanding — basic and diluted	59,247,273	40,771,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,
	2017	2016

Net loss	$(23,317)	$(18,970)
Other comprehensive income:
Foreign currency translation adjustment	264	—
Total other comprehensive income	264	—

Comprehensive loss	$(23,053)	$(18,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2017	60,275,757	$1	$(1)	$251,733	$140	$(85,097)	$166,776
Adjustment to adopt ASU 2016-09	—	—	—	122	—	(122)	—
Shares issued to settle the warrant liability to Takeda	4,432	—	—	58	—	—	58
Share-based compensation expense	564,111	—	—	1,954	—	—	1,954
Capital contribution — share-based compensation	—	—	—	247	—	—	247
Translation adjustment	—	—	—	—	264	—	264
Net loss	—	—	—	—	—	(23,317)	(23,317)
Balance at June 30, 2017	60,844,300	$1	$(1)	$254,114	$404	$(108,536)	$145,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,317)	$(18,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,201	2,621
Depreciation	50	—
Acquisition of in-process research and development expense	—	13,117
Changes in the fair value of the warrant liability	—	1,832
Unrealized currency translation	264	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,961)	—
Deferred income taxes	208	—
Other assets	(3,074)	—
Accounts payable	(143)	—
Income tax payable	826	—
Accrued expenses	(686)	244
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	(1,030)	1,153
Deferred rent	105	3
Net cash used in operating activities	(26,557)	—
Cash flows from investing activities:
Purchase of furniture and equipment	(90)	—
Net cash used in investing activities	(90)	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net change in cash	(26,647)	—
Cash—beginning of period	180,838	—
Cash—end of period	$154,191	$—
Non-cash investing and financing activities:
Deferred initial public offering costs, unpaid	$—	$524
Acquisition of in-process research and development	$—	$13,117
Supplemental disclosure of cash paid:
Income taxes	$50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly owned subsidiaries, the Company) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health and endocrine diseases. The Company is developing its lead product candidate, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer, and its second product candidate, MVT-602, for the treatment of female infertility as part of assisted reproduction.
The Company is an exempted limited company incorporated under the laws of Bermuda in February 2016 under the name Roivant Endocrinology Ltd. The Company changed its name to Myovant Sciences Ltd., or MSL, in May 2016. The Company has four wholly owned subsidiaries. Roivant Endocrinology Inc. was incorporated in Delaware in April 2016 and subsequently changed its name to Myovant Sciences, Inc., or MSI. Myovant Holdings Limited, or MHL, a private limited company incorporated under the laws of England and Wales, and Myovant Sciences GmbH, or MSG, a company with limited liability formed under the laws of Switzerland, were each organized in August 2016. Myovant Sciences Ireland Limited, or MSIL, a company with limited liability formed under the laws of Ireland, was organized in April 2017. MSG holds the Company's intellectual property rights and is the Company’s principal operating subsidiary.
Since its inception, the Company has devoted substantially all of its efforts to organizing the Company, acquiring its product candidates, and preparing for and advancing the clinical development of its product candidates. The Company has two product candidates under development, relugolix and MVT-602, both of which were licensed from Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company has incurred and expects to continue to incur significant and increasing operating losses at least for the next several years. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months, if it makes reductions in spending. The Company may be required to obtain further funding through other public or private offerings of its share capital, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation:
The Company's fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission, or SEC, on June 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018, for any other interim period or for any other future year.
Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017.

(B) Use of Estimates:
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including compensation expense allocated to the Company under its services agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of the Company’s parent company, Roivant Sciences Ltd., or RSL, as well as share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
(C) Net Loss per Common Share:
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. For the three months ended June 30, 2017, 1.4 million restricted share awards and 2.4 million options to purchase common shares were not included in the calculation of diluted weighted-average common shares outstanding because they were anti-dilutive.
(D) Financial Instruments:
The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.
Fair value is identified as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1-Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2-Valuations are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3-Valuations are based on inputs that are unobservable (supported by little or no market activity) and significant to the overall fair value measurement.
To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The Company’s financial instruments include cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

(E) Recently Issued Accounting Pronouncements:
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASU No. 2016-02, which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,’’ or ASU No. 2016-09. This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company has adopted this guidance as of April 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $0.1 million to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other amended requirements of ASU No. 2016-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 3—Accrued Expenses
As of June 30, 2017 and March 31, 2017, accrued expenses consisted of the following (in thousands):

	June 30, 2017	March 31, 2017

Research and development expenses	$10,225	$9,737
Salaries, bonuses, and other compensation expenses	400	797
Legal expenses	410	481
Other expenses	257	963
Total accrued expenses	$11,292	$11,978
Note 4—Related Party Transactions
In July 2016, the Company entered into a formal services agreement with RSI, effective April 29, 2016, under which RSI agreed to provide certain administrative and research and development services to the Company. Under this services agreement, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI charges back the employee compensation expense plus a pre-determined mark-up. RSI also provided such services prior to the formalization of this services agreement, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back at cost. The accompanying interim unaudited condensed consolidated financial statements include third-party expenses that have been paid by RSI and RSL.
In February 2017, the Company and MSI amended and restated this services agreement, effective as of November 11, 2016, to include MSG as a services recipient. In addition, in February 2017, MSG entered into a separate services agreement with RSG, effective as of November 11, 2016, for the provisioning of services by RSG to MSG in relation to services related to clinical development, administrative and financial activities. We refer to the amended and restated services agreement with RSI and the services agreement with RSG, collectively, as the Services Agreements.
Under the Services Agreements, for the three months ended June 30, 2017 and 2016, the Company incurred expenses of $1.1 million and $1.0 million, respectively, inclusive of the mark-up.
Note 5—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily on income taxes in the United States for federal, state and local income taxes. The Company's effective tax rate of (4.88)% and (0.02)% for the three months ended June 30, 2017 and 2016, respectively, differs from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, and a valuation allowance that effectively eliminates the Company's net deferred tax assets in the United States.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
The Company files income tax returns in the United States for federal, state and local jurisdictions. MSI will file its initial U.S. federal, state and local income tax returns for the fiscal year ended March 31, 2017 by December 2017. Once filed, the Company will be subject to income tax examinations for fiscal year 2016 and forward in all applicable income tax jurisdictions.
Note 6—Shareholders’ Equity
Warrant Liability:
During the three months ended June 30, 2017, the Company issued 4,432 common shares to Takeda upon the automatic exercise of a warrant issued to Takeda, which was initiated by the grant of options to its employees and directors to purchase 32,500 common shares in April 2017. This warrant expired on April 30, 2017.
During the three months ended June 30, 2016, no common shares were issued to Takeda under the warrant.

Note 7—Share-Based Compensation
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for grant. On April 1, 2017, the number of common shares authorized for issuance increased automatically to 6.9 million in accordance with the 2016 Plan.
At June 30, 2017, a total of 4.5 million common shares were available for future grant under the 2016 Plan. At June 30, 2017, there were 2.4 million options outstanding with a weighted average exercise price of $7.97.
(A) Stock Options and Restricted Share Awards Granted to Employees and Directors:
During the three months ended June 30, 2017, the Company granted options to purchase a total of 0.9 million common shares to its employees and directors under the 2016 Plan. The Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $1.4 million for the three months ended June 30, 2017. At June 30, 2017, total unrecognized compensation expense related to non-vested options was $21.0 million, which is expected to be recognized over the remaining weighted-average service period of 3.47 years. During the three months ended June 30, 2016, no options were granted to employees and directors under the 2016 Plan.
During the three months ended June 30, 2017, the Company granted a restricted share award for 0.6 million common shares to the Company’s Principal Executive Officer under the 2016 Plan. This grant is a market-based award for which the grant date fair value was estimated using a Monte Carlo valuation model. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. At June 30, 2017, total unrecognized compensation expense related to non-vested common shares was $10.9 million, which is expected to be recognized over the remaining weighted-average service period of 3.08 years. During the three months ended June 30, 2016, the Company granted a restricted share award for 1.1 million common shares to the Company’s Principal Executive Officer.
For the three months ended June 30, 2017 and 2016, share-based compensation expense related to the restricted share awards granted to our Principal Executive Officer was $0.6 million and $18,298, respectively.
This share-based compensation expense is included in research and development and general and administrative expenses in the accompanying interim unaudited condensed consolidated statements of operations.
(B) Share-Based Compensation for Related Parties:
(1) Stock Options Granted to Non-Employees:
For the three months ended June 30, 2017, share-based compensation expense related to stock options granted to consultants was $0.1 million. At June 30, 2017, total unrecognized compensation expense related to stock options granted to consultants was $0.2 million, which is expected to be recognized over 0.69 years. This share-based compensation expense is included in research and development and general and administrative expenses in the accompanying interim unaudited condensed consolidated statements of operations. During the three months ended June 30, 2017 and 2016, no options were granted to consultants under the 2016 Plan.
(2) Share-Based Compensation Allocated to the Company by RSL:
Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSL and RSI employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL and RSI employees, the Company recorded share-based compensation expense of $0.2 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively.
The RSL common share awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. As RSL is a non-public entity, the RSL common share awards are classified as level 3 due to their unobservable nature. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded. RSL common share awards are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events). The Company estimated the fair value of each RSL option on the date of grant using the Black-Scholes closed-form option-pricing model.
Compensation expense will be allocated to the Company over the required service period over which these RSL common share awards and RSL options would vest and is based upon the relative percentage of time utilized by RSI employees on Company matters.

Note 8—Commitments and Contingencies
The Company entered into certain commitments under its license agreement with Takeda, or the Takeda Agreement, amended its services agreement with RSI and entered into a separate services agreement with RSG (See Note 4). In addition, the Company has entered into services agreements with third parties for pharmaceutical research and manufacturing activities. The manufacturing agreements can be terminated by the Company with 30 days written notice. The Company expects to enter into other commitments as the business further develops.
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
During the three months ended June 30, 2017, there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2017 included in our Annual Report on Form 10-K, filed with the SEC on June 14, 2017. Unless the context requires otherwise, references in this report to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its subsidiaries.
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
The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

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
We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, nonclinical studies and clinical trials and financial needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health and endocrine diseases. Our goal is to be the leading global biopharmaceutical company focused on women's health and endocrine diseases in areas of high unmet medical need. Our lead product candidate is relugolix, an oral, once-daily, small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist. We are advancing relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin agonist, for the treatment of female infertility as part of the hormonal preparation used in assisted reproduction. Both relugolix and MVT-602 are licensed to us by Takeda.
We were incorporated in February 2016 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring the rights to relugolix and MVT-602, and preparing for and advancing the clinical development of our product candidates. To date, we have not generated any revenue.
In November 2016, we completed our initial public offering, or IPO, in which we raised net proceeds of approximately $200.0 million. As of June 30, 2017 and March 31, 2017, we had an accumulated deficit of $108.5 million and $85.1 million, respectively. For the three months ended June 30, 2017 and 2016, we recorded net losses of $23.3 million and $19.0 million, respectively. We have determined that we have one operating and reporting segment.
Recent Developments
In July 2017, we strengthened our executive team through the appointment of four key management hires. Matthew Lang, JD, joined us as our General Counsel and Corporate Secretary; Juan Camilo Arjona Ferreira, MD, joined as Chief Medical Officer; Teresa Perney, PhD, joined as Senior Vice President of Regulatory Affairs and Quality Assurance; and Andria Langenberg, MD, joined as Head of Drug Safety and Pharmacovigilance.
Our Product Candidates
Relugolix
Our lead product candidate, relugolix, is currently being developed for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer. As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three target indications. Lowering estrogen levels decreases heavy menstrual bleeding in women with uterine fibroids and improves the pelvic pain associated with endometriosis. Decreasing testosterone slows the growth and progression of advanced prostate cancer and is the central objective of treatment once the disease has recurred following definitive treatment with prostatectomy or radiation therapy or in men presenting with advanced prostate cancer. MSG, our wholly owned subsidiary, holds global commercial rights to relugolix, excluding Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam, including, in each case, the territories and possessions of each of the foregoing.
Relugolix for the Treatment of Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix in women with heavy menstrual bleeding associated with uterine fibroids. The program consists of two international, replicate pivotal clinical trials (LIBERTY 1 and LIBERTY 2). Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with commercially available low-dose hormonal add-back therapy for 24 weeks, relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks, or placebo once daily for a period of 24 weeks. We expect to enroll approximately 390 women in each of the two replicate LIBERTY 1 and LIBERTY 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment.
Additionally, Takeda is currently conducting two Phase 3 trials for relugolix in Japan, one for the treatment of women with heavy menstrual bleeding associated with uterine fibroids and one for the treatment of women with uterine fibroid-associated pain. Top line results for these trials are currently anticipated in the second half of 2017. These Phase 3 data will be available to us, and may be used to support our new drug application, or NDA. If Takeda’s Phase 3 clinical studies for heavy menstrual bleeding and uterine fibroid-related pain are successful, Takeda plans to seek regulatory approval of relugolix in Japan for these indications in 2018. We will be solely responsible for obtaining FDA approval for relugolix in the United States.

In May 2017, at the annual meeting of the American Congress of Obstetricians and Gynecologists, positive data were presented from a Takeda-sponsored placebo-controlled Phase 2 dose-finding study evaluating relugolix in Japanese women with uterine fibroids and heavy menstrual bleeding. The study met its primary endpoint, with relugolix decreasing menstrual blood loss in a dose-dependent manner with the highest proportion of responses (84%, 95% confidence interval (74% to 93%) vs. 0% placebo) in the relugolix 40-mg group (p < 0.0003 vs. placebo). The most commonly observed adverse events (occurring in at least 10% of patients and more frequently in treatment groups vs. placebo) were mild or moderate in severity and included headache, metrorrhagia, menorrhagia and hot flush. Bone mineral density decreased from baseline in a dose-dependent fashion with the greatest loss (-2.3%) observed in the relugolix 40-mg group.
Relugolix for the Treatment of Endometriosis
We initiated a Phase 3 clinical program in June 2017 consisting of two international, replicate pivotal clinical trials (SPIRIT 1 and SPIRIT 2), evaluating relugolix in women with endometriosis-associated pain. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with low-dose hormonal add-back therapy for 24 weeks, relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks, or placebo once daily for a period of 24 weeks. We expect to enroll approximately 600 women in each of the two replicate SPIRIT 1 and SPIRIT 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment.
In May 2017, at the World Congress of Endometriosis, positive data were presented from a Takeda-sponsored placebo-controlled Phase 2 study evaluating relugolix in women with endometriosis-associated pain. The study met its primary endpoint with relugolix resulting in a reduction in overall pelvic pain compared with placebo. Relugolix demonstrated statistically significant dose-dependent reductions over placebo in each of three study arms (relugolix 10 mg, 20 mg or 40 mg) on the primary endpoint of change from baseline in overall pelvic pain at the end of the 12-week treatment period, with the greatest decline in overall pelvic pain observed in the relugolix 40-mg group (p < 0.0001 vs. placebo). Further, data were presented at the European Congress of Endocrinology in May 2017 from a Phase 2 extension study conducted by Takeda to evaluate relugolix in women with endometriosis-associated pain over a 6-month period. Efficacy outcomes for the full 24-week period were consistent with outcomes during the initial 12-week trial, with greater dose-dependent reductions in overall pelvic pain, dysmenorrhea, and non-menstrual pelvic pain observed in the relugolix treatment arms compared to placebo. The largest decrease was observed in the relugolix 40-mg group throughout the treatment period. Relugolix was generally well tolerated during the 24 weeks comprising the initial 12-week study and the 12-week extension treatment. Treatment-emergent adverse events for patients receiving relugolix, such as hot flush and menorrhagia, and bone mineral density loss assessed by bone densitometry, were consistent with relugolix’s mechanism of action.
Relugolix for the Treatment of Advanced Prostate Cancer
We also initiated a Phase 3 clinical trial, the HERO study, in March of 2017, for relugolix in men with advanced prostate cancer. Our Phase 3 HERO trial is enrolling men with advanced prostate cancer who require androgen deprivation therapy and randomizes men to treatment with either oral relugolix 120 mg once daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. We expect to enroll approximately 1,125 men into this trial, with approximately 750 men enrolled into the active treatment arm and 375 men into the leuprolide arm. Based on FDA discussions, we are only required to conduct one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the United States; however, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets.
MVT-602
MVT-602, our second product candidate, is an oligopeptide kisspeptin agonist. Kisspeptin is a naturally-occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men. MSG, our wholly owned subsidiary, holds global commercial rights to MVT-602. We intend to complete a Phase 1 healthy volunteer study in women to be followed by the initiation of a Phase 2 proof-of-concept clinical trial in the second half of 2017 evaluating MVT-602 for the treatment of female infertility in women as part of assisted reproduction, such as in vitro fertilization.
Financial Operations Overview
Revenue
We have not generated any revenue, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize relugolix, MVT-602 or a potential future product candidate.

Research and Development Expense
Since our incorporation, our operations have primarily been limited to the license of the rights to relugolix and MVT-602, the expansion of our team, and the initiation of our Phase 3 programs. Our research and development expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for the research and development personnel who we plan to hire;

•	costs allocated to us under the Services Agreements;

•
expenses incurred under or in connection with agreements with contract research organizations, or CROs, as well as consultants and other vendors who conduct or participate in clinical and nonclinical studies designed to further the development of our product candidates;

•	manufacturing and supply costs in connection with conducting nonclinical and clinical studies;

•	costs for sponsored research; and

•	depreciation expense for assets used in research and development activities.
Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly over the next several years as we conduct our Phase 3 programs for relugolix, expand our employee base and increase personnel related expenses, conduct a Phase 1 healthy-volunteer study in women followed by a Phase 2 proof-of-concept trial for MVT-602 and prepare to seek regulatory approval for our product candidates. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our share-based compensation expense to increase as we continue to increase our number of employees and hire additional senior executives.
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
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and the costs of operating as a public company. These increases will likely include costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, expenses related to maintaining compliance with New York Stock Exchange, or NYSE, rules and SEC requirements, and insurance and investor relations costs. In addition, if relugolix or MVT-602 obtains regulatory approval for marketing, we expect that we would incur expenses associated with building medical affairs, sales and marketing teams.

Results of Operations for the Three Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Operating expenses:
Research and development (includes $860 and $975 of share-based compensation expense for the three months ended June 30, 2017 and 2016, respectively)	$17,708	$14,573
General and administrative (includes $1,341 and $1,646 of share-based compensation expense for the three months ended June 30, 2017 and 2016, respectively)	4,182	2,562
Total operating expenses	21,890	17,135
Changes in the fair value of the warrant liability	—	1,832
Other expense	342	—
Income tax expense	1,085	3
Net loss	$23,317	$18,970

Research and Development Expenses
Research and development expenses increased by $3.1 million, to $17.7 million, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increases in expenses for the ongoing LIBERTY 1 and LIBERTY 2, SPIRIT 1 and SPIRIT 2, and HERO trials. Research and development expenses for the three months ended June 30, 2017 consisted primarily of CRO costs of $12.8 million, share-based compensation expense of $0.9 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $0.4 million, including personnel expenses and third-party costs associated with the preparation of our clinical and other research programs.
Research and development expenses were $14.6 million for the three months ended June 30, 2016, and consisted primarily of in-process research and development expenses of $13.1 million, which were related to our acquisition of the rights to our product candidates from Takeda and consisted of $7.7 million for the estimated fair value of the 5.1 million common shares issued to Takeda and $5.4 million for the estimated fair value of the warrant liability. The remainder consisted of share-based compensation expense of $1.0 million, all of which was allocated to us by RSL, costs billed to us under the Services Agreements of $0.5 million, including personnel expenses, and third-party costs associated with the preparation of our clinical and other research programs.
General and Administrative Expenses
General and administrative expenses increased by $1.6 million, to $4.2 million, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increased headcount. General and administrative expenses for the three months ended June 30, 2017 consisted primarily of personnel-related and general overhead expenses of $1.6 million, share-based compensation expense of $1.3 million, including $0.1 million allocated to us by RSL, costs of $0.7 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party costs, and legal and professional fees of $0.6 million.

General and administrative expenses were $2.6 million for the three months ended June 30, 2016, and consisted primarily of share-based compensation expense of $1.6 million, a portion of which was allocated to us by RSL, costs of $0.6 million billed to us under the Services Agreement, including personnel expenses, overhead allocations and third-party costs, and legal and professional fees of $0.3 million. The remainder consisted primarily of other personnel-related and general overhead expenses of $0.1 million.
Changes in the Fair Value of the Warrant Liability
The change in the fair value of the warrant liability was recorded as zero for the three months ended June 30, 2017, as the fair value of the warrant liability expired to zero at June 30, 2017 in connection with its expiration on April 30, 2017.
Liquidity and Capital Resources
Overview
In November 2016, we received net proceeds from our IPO of approximately $200.0 million.
For the three months ended June 30, 2017 and 2016, we had net losses of $23.3 million and $19.0 million, respectively. As of June 30, 2017, we had $154.2 million of cash.
We expect to continue to incur significant and increasing operating losses at least for the next several years. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for relugolix, MVT-602 or any future product candidate. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	advance our Phase 3 programs of relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-related pain, and advanced prostate cancer;

•	conduct a Phase 1 healthy-volunteer study in women followed by a Phase 2 proof-of-concept trial for MVT-602 for the treatment of female infertility as part of assisted reproduction;

•	expand our chemistry, manufacturing, and control and other manufacturing related activities;

•	seek to identify, acquire, develop, and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, quality, and administrative personnel;

•	add operational, financial, quality, and management information systems;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a medical affairs group with a medical scientific liaison team;

•
ultimately establish a sales, marketing, and distribution infrastructure and increase the scale of our external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval; and

•	operate as a public company.
Our primary use of cash is to fund the development of relugolix for the treatment of uterine fibroids, endometriosis, and advanced prostate cancer. As the competitive environment, particularly for the women’s health indications, continues to evolve, the development expenses for these programs are expected to increase. Despite that, we expect that our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months if we make reductions in spending. These funds will not be sufficient to enable us to complete all necessary development and commercially launch relugolix. Accordingly, we will be required to obtain further funding through other public or private offerings of our capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of relugolix or potentially discontinue operations.

Until such time, if ever, as we can generate substantial product revenue from sales of relugolix, MVT-602 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings, and potential collaboration, license or development agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders' rights. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(26,557)	$—
Net cash used in investing activities	(90)	—
Net cash provided by financing activities	—	—
Operating Activities
For the three months ended June 30, 2017, $26.6 million was used in operating activities. This was primarily attributable to a net loss for the period of $23.3 million and increases of $3.1 million in other assets and $2.0 million in prepaid expenses and other current assets. These amounts were partially offset by $2.2 million non-cash share-based compensation.
For the three months ended June 30, 2016, no cash was used in operating activities. The net loss for the period of $19.0 million was primarily offset by $13.1 million of non-cash, in-process research and development expenses related to the acquisition of the rights to our product candidates, $2.6 million non-cash, share-based compensation, $1.8 million non-cash changes in the fair value of the warrant liability, and $1.2 million allocation of personnel expenses by RSL and RSI associated with the preparation of our clinical and other research programs, the formation of our company and corporate matters, and $0.3 million other expenses.
Investing Activities
For the three months ended June 30, 2017, $0.1 million was used in investing activities, all for the purchase of fixed assets.
For the three months ended June 30, 2016, no cash was used in investing activities.
Financing Activities
For the three months ended June 30, 2017 and 2016, no cash was provided by financing activities.
Contractual Obligations
During the quarter ended June 30, 2017, there were no material changes outside the ordinary course of business to our specified contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of our common shares and stock awards. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the new standard and its impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. We have adopted this guidance as of April 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, we elected to change our policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $0.1 million to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other amended requirements of ASU No. 2016-09 did not have a material impact on our condensed consolidated financial statements and related disclosures.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of June 30, 2017, we had cash of $154.2 million, consisting of non-interest bearing deposits denominated in the U.S. dollar and Swiss franc.

Item 4.                                                         Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
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
(c) Inherent Limitations on Effectiveness of Controls
Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Myovant have been detected.

PART II: OTHER INFORMATION
Item 1.                                                         Legal Proceedings
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. On January 27, 2017, in connection with preexisting litigation against an employee of MSI, Dr. Laura Williams, AbbVie Inc., or AbbVie, filed an amended complaint in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, that, among other things, sought damages in an unspecified amount based on claims against MSI and Lynn Seely, M.D., our Principal Executive Officer, for tortious interference with contract and trade secret misappropriation. Dr. Seely was subsequently dismissed from the litigation. On May 24, 2017, the Court entered a preliminary injunction order enjoining Dr. Williams from disclosing AbbVie’s confidential information and/or trade secrets and from working for Myovant until further order of the Court. On June 22, 2017, Dr. Williams filed a motion to dissolve the preliminary injunction order and this motion currently is scheduled to be heard by the Court on August 18, 2017. We do not expect the resolution of this matter to have a material adverse effect on our business, operating results or financial condition.

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
Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of our product candidates, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-related pain, and advanced prostate cancer, and MVT-602, for the treatment of female infertility as part of assisted reproduction, and obtain the necessary regulatory approvals for their commercialization. We have never been profitable, have no products approved for commercial sale, and have not generated any product revenue.
Even if we receive regulatory approval for the sale of relugolix or MVT-602, we do not know when or if relugolix or MVT-602 will generate product revenue. Our ability to generate product revenue depends on a number of factors, including our ability to:

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
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA, and comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those that we currently anticipate. Even if relugolix or MVT-602 is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of either product. If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.
We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $23.3 million for the three months ended June 30, 2017 and, as of June 30, 2017, we had an accumulated deficit of $108.5 million.
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
We expect our research and development expenses to continue to be significant in connection with our development programs for relugolix and MVT-602. In addition, if we obtain regulatory approval for either relugolix or MVT-602, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.
We are heavily dependent on the success of relugolix and MVT-602, our only product candidates, which are still under clinical development, and if either relugolix or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of relugolix and MVT-602. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that relugolix for either of our target women's health indications or for advanced prostate cancer or MVT-602 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market relugolix or MVT-602 in the United States until we receive approval of an NDA, for each, or in any foreign country until they receive the requisite approvals from the appropriate authority in such country. We have not submitted an NDA to the FDA, or any comparable application to any other regulatory authority and do not expect to be in a position to do so for the foreseeable future.

Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of relugolix or MVT-602 for many reasons, including:

•	we may not be able to demonstrate that relugolix or MVT-602 is effective as a treatment for our target indications to the satisfaction of the FDA or other relevant regulatory authority;

•	the relevant regulatory authority may require additional clinical trials, which would increase our costs and prolong our development;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authority for marketing approval;

•	the FDA or other relevant regulatory authority may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the CROs that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that materially adversely impact our clinical trials;

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

•
the FDA or other relevant regulatory authority may require development of a risk evaluation and mitigation strategy, or Risk Evaluation and Mitigation Strategy, or REMS, or its equivalent, as a condition of approval;

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
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize relugolix and MVT-602. These expenditures will include costs associated with the Takeda Agreement. Under the terms of the Takeda Agreement, we are obligated to cover substantial development costs of relugolix and MVT-602 and make significant royalty payments in connection with the sale of resulting products.
We will require additional capital to complete the development and potential commercialization of relugolix and MVT-602. Because the length of time and activities associated with successful development of relugolix and MVT-602 are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
Based upon our current operating plan, we believe our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, if we make reductions in spending. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.
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
We have licensed our core intellectual property relating to our current product candidates, relugolix and MVT-602, from Takeda. If, for any reason, the Takeda Agreement is terminated or we otherwise lose those rights, it would adversely affect our business. The Takeda Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection, and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda and Takeda may have the right to terminate our license, which would result in us being unable to develop, manufacture, and sell relugolix and MVT-602.
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
We currently have a limited number of employees who are employed by our wholly owned subsidiaries and we rely on Roivant Sciences, Inc. and Roivant Sciences GmbH to provide various administrative, business development, and other services.
As of June 30, 2017, we had 41 employees. We also rely in part on the administrative and support, business development, and other services provided by RSI and RSG, wholly owned subsidiaries of RSL, pursuant to our Services Agreements with RSI and RSG, as described under Item 1. Business “Our Key Agreements—Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH.” Personnel and support staff that provide services to us under these services agreements are not required to, and we do not expect that they will, have as their primary responsibility the management and administration of our business or act exclusively for us. Under the Services Agreements, RSI and RSG have the discretion to determine which of their employees will perform services for us. For example, Marianne L. Romeo, one of our officers, is an employee of RSL, and, as a result, she is unlikely to allocate all of her time and resources to us.
RSI and RSG have limited financing and accounting and other resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage our administrative and support, business development or other services, it could be difficult for us to operate our business and our business could be harmed. In the event of a default under or termination of the Services Agreements, we may be unable to contract with substitute service providers on similar terms, in a timely fashion or at all, and the costs of substituting service providers may be substantial. In addition, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing knowledge or synergies. Any termination of our relationship with RSI or RSG and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business.
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
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team and key employees, as well as the key employees of RSI and RSG who provide services to us through the Services Agreements. Our senior management and key employees, as well as those of RSI and RSG, may terminate their positions with us or their employment with RSI or RSG, respectively, at any time. Further, neither RSI nor RSG is required pursuant to the Services Agreements to maintain the employment of any of its key employees on our behalf or to cause those individuals to provide services to us. If we lose one or more members of our senior management team or key employees, or those of RSI or RSG, our ability to successfully implement our business strategy could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
We expect to hire, either directly, through MSI, MSG or through any other current or future subsidiary of ours, additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, medical affairs, and sales and marketing teams. We may have operational difficulties in connection with identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize relugolix or MVT-602 and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
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

•
failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

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
Our product candidates, relugolix and MVT-602, are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trials of relugolix or MVT-602, which may delay the commencement of our planned clinical trials or approval of an NDA. The clinical trial process is also time-consuming. We estimate that our clinical trials of relugolix and MVT-602 needed for an NDA filing will take at least several years to complete.
Failure can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, Takeda’s Phase 2 trial for relugolix in men with advanced prostate cancer, C27002, did not meet the criteria for success for its primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of early clinical trials of relugolix and MVT-602 may not be predictive of the results of our planned development programs, and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results.
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

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	unanticipated impact from changes in or modifications to clinical trial design;

•	failure to manufacture sufficient quantities of a product candidate or placebo or failure to obtain sufficient quantities of concomitant medication for use in clinical trials;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical and other applicable protocols;

•	failure to add a sufficient number of clinical trial sites; or

•	clinical sites or others deviating from trial protocol, inappropriately unblinding results, or dropping out of a trial.
Further, we, the FDA or an institutional review board, or IRB, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our IND or other submissions or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of relugolix or MVT-602 could be harmed, and our ability to generate product revenue from relugolix or MVT-602 may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a drop in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
In addition, prior to our acquisition of worldwide rights, excluding Japan and certain other Asian countries, to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of either relugolix or MVT-602. We are dependent on Takeda having conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.
Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.
Takeda is currently conducting two Phase 3 trials for relugolix in women in Japan, one for the treatment of heavy menstrual bleeding associated with uterine fibroids and one for the treatment of uterine fibroid-associated pain. If announcements by Takeda regarding these clinical trials are unfavorable, it could negatively impact our clinical development plans for relugolix. Even if the Takeda announcements about data from these trials are favorable, there is no guarantee the results of our clinical trials will also be favorable as the design of our Phase 3 clinical trials differ from Takeda’s trials.

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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion. Furthermore, any negative results we or Takeda may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop relugolix and MVT-602, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
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

We are aware of several companies that are working to develop drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. For example, AbbVie in conjunction with Neurocrine Biosciences, is developing a GnRH receptor antagonist, elagolix, as an oral treatment for endometriosis-associated pain and for heavy menstrual bleeding associated with uterine fibroids. AbbVie has completed two Phase 3 trials for elagolix in women with endometriosis-associated pain and is expected to file an NDA for this indication in 2017. AbbVie has also initiated a Phase 3 program evaluating elagolix with and without hormonal add-back therapy in women with heavy menstrual bleeding associated with uterine fibroids, and AbbVie is expected to commence a Phase 3b trial of elagolix in combination with hormonal add-back therapy in women with pain associated with endometriosis in 2017. Similarly, ObsEva SA, a Swiss-based clinical stage biopharmaceutical company, which completed its IPO in January 2017, reported the commencement of two Phase 3 clinical trials of OBE2109, also a GnRH receptor antagonist, in women with heavy menstrual bleeding associated with uterine fibroids in the first half 2017. In January 2017, Allergan and Gedeon Richter announced positive results from the second of two pivotal Phase 3 clinical trials evaluating the efficacy and safety of ulipristal acetate, a selective progesterone receptor modulator, in women with abnormal bleeding due to uterine fibroids, as well as their intention to file an NDA for ulipristal acetate in the second half of 2017. Other GnRH receptor antagonists and selective progesterone receptor modulators are also in development, including vilaprisan, for which Bayer recently announced a Phase 3 clinical program in women with heavy menstrual bleeding associated with uterine fibroids. Many of our existing or potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.
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
Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of relugolix and MVT-602 for the specified indication. Further, because we are exploring the use of relugolix co-administered with low-dose hormonal add-back therapy as a longer-term therapy for the treatment of heavy menstrual bleeding associated with uterine fibroids and for the treatment of endometriosis-associated pain, we expect to submit data with respect to a large patient population. We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates, and generate product revenue.
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

Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the United States, and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorney Generals and other foreign regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•
the federal false claims laws, including the False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•
the federal HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, health care clearing houses, and most providers and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•
analogous state and foreign laws and regulations, such as state antikickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. In January 2017, the President of the United States signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans released and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the Affordable Care Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.
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
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future drugs, if approved.

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

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix, a fixed-dose combination product of relugolix and low-dose estradiol and progestin, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

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
We currently do not have the ability to independently conduct nonclinical studies that comply with Good Laboratory Practice, or GLP, requirements. We also do not currently have the ability to independently conduct any clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.
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
We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to relugolix, MVT-602, and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
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
Although our common shares are listed on the NYSE, we cannot assure you that an active trading market for our common shares will continue to develop or be sustained. In addition, as a result of RSL beneficially owning approximately 61.2% of our outstanding common shares, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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
Based on our common shares outstanding as of June 30, 2017, RSL beneficially owns approximately 61.2% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
(a)         Recent Sales of Unregistered Equity Securities
In April 2017, we issued 4,432 common shares to Takeda upon the automatic exercise of a warrant issued to Takeda, which was initiated by the grant of options to our employees and directors to purchase 32,500 of our common shares. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(b)         Use of Proceeds
On November 1, 2016, we closed our IPO, in which we issued and sold 14.5 million common shares at a public offering price of $15.00 per common share, for gross proceeds of $217.5 million. All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-213891), which was declared effective by the SEC on October 26, 2016. Citigroup Global Markets Inc., Cowen and Company, LLC, Evercore Group L.L.C. and Barclays Capital Inc. acted as book-running managers for our IPO. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering expenses. Substantially all of the cash proceeds are currently deposited with one banking institution and is substantially all in excess of insured levels.
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

 Date: August 10, 2017

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