Form 10-Q
period 2017-09-30
Myovant Sciences Ltd.
filed 2017-11-13
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on November 9, 2017, was 60,987,597.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements (Unaudited)

MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	September 30, 2017	March 31, 2017
Assets
Current assets:
Cash	$129,332	$180,838
Prepaid expenses and other current assets	3,738	3,221
Income tax receivable	—	105
Total current assets	133,070	184,164

Deferred tax assets	—	208
Furniture and equipment, net	965	906
Other assets	2,098	—
Total assets	$136,133	$185,278

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,354	$3,329
Income tax payable	456	—
Accrued expenses	14,547	11,978
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	731	3,030
Total current liabilities	17,088	18,337

Warrant liability	—	52
Deferred rent	326	113
Total liabilities	17,414	18,502

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 60,849,236 and 60,275,757 issued and outstanding at September 30, 2017 and March 31, 2017, respectively	1	1
Common shares subscribed	(1)	(1)
Additional paid-in capital	256,875	251,733
Accumulated other comprehensive income	288	140
Accumulated deficit	(138,444)	(85,097)
Total shareholders’ equity	118,719	166,776
Total liabilities and shareholders’ equity	$136,133	$185,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development (includes $679 and $814 of share-based compensation expense for the three months ended September 30, 2017 and 2016 and $1,539 and $1,789 for the six months ended September 30, 2017 and 2016, respectively)	$24,170	$3,753	$41,878	$18,326
General and administrative (includes $2,070 and $1,336 of share-based compensation expense for the three months ended September 30, 2017 and 2016 and $3,411 and $2,982 for the six months ended September 30, 2017 and 2016, respectively)	6,141	2,967	10,323	5,529
Total operating expenses	30,311	6,720	52,201	23,855

Changes in the fair value of the warrant liability	—	27,984	—	29,817
Other (income) expense	(138)	—	204	—
Loss before provision for income taxes	(30,173)	(34,704)	(52,405)	(53,672)
Income tax (benefit) expense	(265)	8	820	11
Net loss	$(29,908)	$(34,712)	$(53,225)	$(53,683)
Net loss per common share — basic and diluted	$(0.50)	$(0.82)	$(0.90)	$(1.29)
Weighted average common shares outstanding — basic and diluted	59,459,500	42,512,254	59,353,966	41,646,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(29,908)	$(34,712)	$(53,225)	$(53,683)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(116)	—	148	—
Total other comprehensive (loss) income	(116)	—	148	—

Comprehensive loss	$(30,024)	$(34,712)	$(53,077)	$(53,683)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2017	60,275,757	$1	$(1)	$251,733	$140	$(85,097)	$166,776
Adjustment to adopt ASU 2016-09	—	—	—	122	—	(122)	—
Shares issued to settle the warrant liability to Takeda	4,432	—	—	58	—	—	58
Share-based compensation expense	564,111	—	—	4,473	—	—	4,473
Capital contribution — share-based compensation	—	—	—	477	—	—	477
Translation adjustment	—	—	—	—	148	—	148
Stock option exercises	4,936	—	—	12	—	—	12
Net loss	—	—	—	—	—	(53,225)	(53,225)
Balance at September 30, 2017	60,849,236	$1	$(1)	$256,875	$288	$(138,444)	$118,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(53,225)	$(53,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,950	4,771
Depreciation	104	1
Acquisition of in-process research and development	—	13,117
Changes in the fair value of the warrant liability	—	29,817
Unrealized currency translation	148	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(517)	(38)
Deferred tax assets	208	—
Other assets	(2,098)	(100)
Accounts payable	(1,975)	370
Income tax payable	561	1
Accrued expenses	2,569	1,043
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	(2,299)	4,014
Deferred rent	213	—
Net cash used in operating activities	(51,361)	(687)
Cash flows from investing activities:
Purchases of furniture and equipment	(157)	—
Net cash used in investing activities	(157)	—
Cash flows from financing activities:
Cash capital contribution from Roivant Sciences Ltd.	—	831
Stock option exercises	12	—
Deferred initial public offering costs	—	(71)
Net cash provided by financing activities	12	760
Net change in cash	(51,506)	73
Cash—beginning of period	180,838	—
Cash—end of period	$129,332	$73
Non-cash investing and financing activities:
Deferred initial public offering costs, unpaid	$—	$1,603
Acquisition of in-process research and development	$—	$13,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Since its inception, the Company has devoted substantially all its efforts to organizing the Company, acquiring its product candidates, and preparing for and advancing the clinical development of its product candidates. The Company has two product candidates under development, relugolix and MVT-602, both of which were licensed from Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows at least for the next several years. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months. The Company may need to obtain further funding through other public or private offerings of its capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation:
The Company's fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission, or SEC, on June 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018, for any other interim period or for any other future year. Certain prior year amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on the previously reported results of operations.
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017.

(B) Use of Estimates:
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including compensation expense allocated to the Company under its services agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of the Company’s parent company, Roivant Sciences Ltd., or RSL, as well as share-based compensation, research and development, or R&D, costs, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period, that are not readily apparent from other sources. Actual results could differ from those estimates.
(C) Net Loss per Common Share:
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. For the three and six months ended September 30, 2017, 1.3 million restricted share awards and restricted stock units and 2.2 million options to purchase common shares were not included in the calculation of diluted weighted-average common shares outstanding because they were anti-dilutive given the net loss of the Company. For the three and six months ended September 30, 2016, 1.1 million restricted share awards and 1.2 million options to purchase common shares were not included in the calculation of diluted weighted-average common shares outstanding because they were anti-dilutive given the net loss of the Company.
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
Fair value is identified as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

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
In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,’’ or ASU No. 2016-09. This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company has adopted this guidance as of April 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its accounting policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $0.1 million to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other amended requirements of ASU No. 2016-09 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
Note 3—Accrued Expenses
As of September 30, 2017, and March 31, 2017, accrued expenses consisted of the following (in thousands):

	September 30, 2017	March 31, 2017

Accrued research and development expenses	$11,992	$9,737
Accrued compensation-related expenses	1,014	797
Accrued legal expenses	1,174	481
Accrued other expenses	367	963
Total accrued expenses	$14,547	$11,978
Note 4—Related Party Transactions
In July 2016, the Company entered into a formal services agreement with RSI, effective April 29, 2016, under which RSI agreed to provide certain administrative and R&D services to the Company. Under this services agreement, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges the Company the employee compensation expense plus a pre-determined mark-up. RSI also provided such services prior to the formalization of this services agreement, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back at cost. The accompanying interim unaudited condensed consolidated financial statements include third-party expenses that have been paid by RSI and RSL.
In February 2017, the Company and MSI amended and restated this services agreement, effective as of November 11, 2016, to include MSG as a services recipient. In addition, in February 2017, MSG entered into a separate services agreement with RSG, effective as of November 11, 2016, for the provisioning of services by RSG to MSG in relation to services related to clinical development, administrative and financial activities. The Company refers to the amended and restated services agreement with RSI and the services agreement with RSG, collectively, as the Services Agreements.
Under the Services Agreements, for the three months ended September 30, 2017 and 2016, the Company incurred expenses of $1.0 million and $3.1 million, respectively, inclusive of the pre-determined mark-up. For the six months ended September 30, 2017 and 2016, the Company incurred expenses of $2.1 million and $4.1 million, respectively, inclusive of the pre-determined mark-up.

Note 5—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily based on income taxes in the United States for federal, state and local income taxes. The effective income tax rate for the Company for the three months ended September 30, 2017 and 2016 was 0.88% and (0.02)%, respectively. The effective income tax rate for the Company for the six months ended September 30, 2017 and 2016 was (1.56)% and (0.02)%, respectively. The Company's effective income tax rate for all periods presented differs from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, and a valuation allowance that effectively eliminates the Company's net deferred tax assets in the United States.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
Note 6—Share-Based Compensation
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for grant. On April 1, 2017, the number of common shares authorized for issuance increased automatically to 6.9 million in accordance with the 2016 Plan.
At September 30, 2017, a total of 2.0 million common shares were available for future grant under the 2016 Plan. At September 30, 2017, there were 3.2 million options outstanding with a weighted average exercise price of $9.22.
(A) Stock Options, Restricted Share Awards and Restricted Stock Units Granted to Employees and Directors:
During the three and six months ended September 30, 2017, the Company granted options to purchase a total of 1.0 million and 1.9 million common shares, respectively, to its employees and directors under the 2016 Plan. During the three and six months ended September 30, 2016, the Company granted options to purchase a total of 1.1 million common shares to its employees and directors under the 2016 Plan. The Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $1.5 million and $0.3 million, respectively, for the three months ended September 30, 2017 and 2016 and $2.8 million and $0.3 million, respectively, for the six months ended September 30, 2017 and 2016. At September 30, 2017, total unrecognized compensation expense related to unvested options issued to employees and directors was $24.9 million, which is expected to be recognized over the remaining weighted-average service period of 3.26 years.
During the six months ended September 30, 2017 and 2016, the Company granted a restricted share award for 0.6 million and 1.1 million, respectively, to the Company’s Principal Executive Officer under the 2016 Plan. The restricted share award granted during the six months ended September 30, 2017 is a market-based award for which the grant date fair value was estimated using a Monte Carlo valuation model. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. During the three months ended September 30, 2017 and 2016, no restricted share awards were granted to employees or directors. During the three and six months ended September 30, 2017, the Company granted 10,000 restricted stock units to its Chief Medical Officer. During the three and six months ended September 30, 2016, no restricted stock units were granted to employees or directors. The Company recorded share-based compensation expense related to the restricted share awards and restricted stock units of $0.9 million and $0.4 million, respectively, for the three months ended September 30, 2017 and 2016 and $1.5 million and $0.4 million, respectively, for the six months ended September 30, 2017 and 2016. At September 30, 2017, total unrecognized compensation expense related to unvested restricted share awards and restricted stock units was $11.2 million, which is expected to be recognized over the remaining weighted-average service period of 4.05 years.
Share-based compensation expense is classified in R&D and G&A expenses in the accompanying interim unaudited condensed consolidated statements of operations consistent with the grantee’s salary.
(B) Share-Based Compensation for Related Parties:
(1) Stock Options Granted to Non-Employees:
The Company recorded share-based compensation expense related to stock options granted to consultants of $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2017 and 2016 and $0.2 million and $0.1 million, respectively, for the six months ended September 30, 2017 and 2016. At September 30, 2017, total unrecognized compensation expense related to stock options granted to consultants was $0.1 million, which is expected to be recognized over 2.88 years. This share-based compensation expense is included in R&D and G&A expenses in the accompanying interim unaudited condensed consolidated statements of operations. During the six months ended September 30, 2017, no options were granted to consultants under the 2016 Plan. During the six months ended September 30, 2016, 0.1 million options were granted to consultants under the 2016 Plan.

(2) Share-Based Compensation Allocated to the Company by RSL:
Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSL and RSI employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL and RSI employees, the Company recorded share-based compensation expense of $0.3 million and $1.4 million, respectively, for the three months ended September 30, 2017 and 2016 and $0.5 million and $4.0 million, respectively, for the six months ended September 30, 2017 and 2016.
The RSL common share awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. As RSL is a non-public entity, the RSL common share awards are classified as a level 3 financial instrument within the fair value hierarchy due to their unobservable nature. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded. RSL common share awards are subject to specified vesting schedules and requirements (a mix of time-based, performance-based and corporate event-based, including targets for RSL’s post-IPO market capitalization and future financing events). RSL estimated the fair value of each RSL option on the date of grant using the Black-Scholes closed-form option-pricing model.
Share-based compensation expense has been and will continue to be allocated to the Company over the requisite service period over which these RSL common share awards and RSL options are expected to vest based upon the relative percentage of time utilized by RSL and RSI employees on Company matters.
Note 7—Commitments and Contingencies
The Company entered into certain commitments under its license agreement with Takeda, or the Takeda Agreement, amended its services agreement with RSI and entered into a separate services agreement with RSG (See Note 4). In addition, the Company has entered into services agreements with third parties for pharmaceutical research and manufacturing activities and has a lease agreement for office space located in Brisbane, California. The manufacturing agreements can be terminated by the Company with 30 days written notice. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods and the Company's obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as the business further develops.
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the loss contingency, including an estimable range, if possible.
During the six months ended September 30, 2017, there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017. In October 2017, the Company obtained financing commitments of up to $140.0 million from NovaQuest Capital Management and Hercules Capital, which require the Company to make interest and principal payments at various intervals. The financing commitments are described further in “Note 8—Subsequent Events.”

Note 8—Subsequent Events
In October 2017, the Company and NovaQuest Capital Management, or NovaQuest, entered into (i) a Securities Purchase Agreement, or the NovaQuest Securities Purchase Agreement, and (ii) an Equity Purchase Agreement, or the NovaQuest Equity Purchase Agreement. Pursuant to the NovaQuest Securities Purchase Agreement the Company has committed, at its discretion, to issue up to $60.0 million aggregate principal amount of notes to NovaQuest through December 31, 2018. The Company has agreed that it will issue at least $30.0 million aggregate principal amount of notes through December 31, 2018, subject to certain terms and conditions. The notes bear interest at 15% per annum, of which 5% is payable quarterly, and 10% is payable on a deferred basis. The notes mature on October 16, 2023. The Company will be required to amortize the principal amount of the notes in equal quarterly installments commencing on November 1, 2020, subject to extension at the option of the Company to November 1, 2021, provided certain terms and conditions are met as set forth in the NovaQuest Securities Purchase Agreement. Early redemption of the notes is subject to a prepayment penalty. Concurrent with each issuance of notes, NovaQuest is obligated to purchase common shares with a value equal to one third of the note issuance amount or up to $20.0 million in total, subject to certain terms and conditions as set forth in the NovaQuest Securities Purchase Agreement. Pursuant to the NovaQuest Equity Purchase Agreement, NovaQuest has committed to purchase up to an additional $20.0 million of the Company’s common shares from time to time at the discretion of the Company through December 31, 2018, with an option to extend through December 31, 2019, subject to certain terms and conditions as set forth in the NovaQuest Equity Purchase Agreement. The Company has agreed that it will exercise its option to sell and issue a minimum of $10.0 million of the Company’s common shares through December 31, 2018, subject to certain terms and conditions. The purchase price for the common shares issued pursuant to the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement will be equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date.
In October 2017, the Company and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provides up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement on October 16, 2017 and the remaining $15.0 million principal amount is available at the Company’s discretion through March 31, 2018. The Term Loans bear interest at a variable per annum rate at the greater of either (i) the prime rate plus 4.00% and (ii) 8.25%. The Term Loans mature on May 1, 2021, subject to extension to November 1, 2021 if certain milestones are met. The Company is obligated to make monthly payments of accrued interest until June 1, 2019, or the Interest-only Period, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period may be extended until June 1, 2020 if certain milestones are met. Prepayment of the Term Loans is subject to a prepayment charge.
Concurrent with each funding of the Term Loans, the Company is required to issue to Hercules a warrant, or the Warrants, to purchase a number of the Company’s common shares equal to 3% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a warrant to Hercules exercisable for an aggregate of 49,800 of the Company’s common shares at an exercise price of $15.06 per share.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the interim unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on June 14, 2017. Unless the context requires otherwise, references in this report to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its subsidiaries.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing clinical trials for our lead product candidate, relugolix;

•	our plans to develop and commercialize relugolix;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical trials;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our anticipated future cash position and cash burn rate;

•	the anticipated receipt of funding under our new financing commitments;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies; and

•	the success of competing drugs that are or may become available.
We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, business strategy, nonclinical studies and clinical trials and financing needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health and endocrine diseases. Our goal is to be the leading global biopharmaceutical company focused on women's health and endocrine diseases in areas of high unmet medical need. Our lead product candidate is relugolix, an oral, once-daily, small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist. We are advancing relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin agonist, for the treatment of female infertility as part of the hormonal preparation used in assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda.
We were incorporated in February 2016 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring the rights to relugolix and MVT-602, and preparing for and advancing the clinical development of our product candidates. To date, we have not generated any revenue. We have never been profitable, have incurred net losses in each period since inception and do not anticipate that we will achieve profitability in the near term. We expect our net losses and negative cash flows to increase as we continue the clinical development of, and seek regulatory approval for, our product candidates.
In November 2016, we completed our initial public offering, or IPO, in which we raised net proceeds of approximately $200.0 million. As of September 30, 2017, and March 31, 2017, we had an accumulated deficit of $138.4 million and $85.1 million, respectively. We recorded net losses of $29.9 million and $34.7 million for the three months ended September 30, 2017 and 2016, respectively, and net losses of $53.2 million and $53.7 million for the six months ended September 30, 2017 and 2016, respectively. We have determined that we have one operating and reporting segment.

Our Product Candidates
Relugolix
Our lead product candidate, relugolix, is currently being developed for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer. As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three target indications. Lowering estrogen levels decreases heavy menstrual bleeding in women with uterine fibroids and improves the pelvic pain associated with endometriosis. Decreasing testosterone slows the growth and progression of advanced prostate cancer and is the central objective of treatment once the disease has recurred following definitive treatment with prostatectomy or radiation therapy or in men presenting with advanced prostate cancer. Myovant Sciences GmbH, or MSG, our wholly owned subsidiary, holds global commercial rights to relugolix, excluding Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam, and, in each case, the territories and possessions of each of the foregoing.
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

In October 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix compared with leuprorelin for the treatment of heavy menstrual bleeding associated with uterine fibroids. In this trial, relugolix met the primary endpoint, achieving 82.2% response rate and was observed to be statistically non-inferior to leuprorelin (p = 0.0013), meeting the trial’s primary endpoint, the proportion of patients achieving a pre-defined reduction in menstrual bleeding. Additionally, in November 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix for the treatment of pain associated with uterine fibroids. Takeda reported that the primary endpoint was met with 57.6% of women with uterine fibroids treated with relugolix demonstrating a marked improvement in pain symptoms compared to 3.1% of women receiving placebo (p < 0.0001). Adverse events in both the studies were consistent with the mechanism of action of relugolix and adverse events observed in previous clinical studies. The Phase 3 data from each of these trials will be available to us, and may be used to support our New Drug Application, or NDA. Takeda plans to submit the data from both of these trials to regulatory authorities in Japan for marketing authorization of relugolix for the treatment of uterine fibroids. We will be solely responsible for obtaining FDA approval for relugolix in the United States.
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
Relugolix for the Treatment of Advanced Prostate Cancer
We initiated a Phase 3 clinical trial, the HERO study, in March of 2017, for relugolix in men with advanced prostate cancer. Our Phase 3 HERO trial is enrolling men with advanced prostate cancer who require androgen deprivation therapy and randomizes men to treatment with either oral relugolix 120 mg once daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. We expect to enroll approximately 1,125 men into this trial, with approximately 750 men enrolled into the active treatment arm and 375 men into the leuprolide arm. Based on FDA discussions, we are only required to conduct one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the United States; however, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets.
MVT-602
MVT-602, our second product candidate, is an oligopeptide kisspeptin agonist. Kisspeptin is a naturally-occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men. MSG, our wholly owned subsidiary, holds global commercial rights to MVT-602. In a Phase 1 study in healthy female volunteers conducted in the second half of 2017, a single injection of MVT-602 was observed to cause a dose-dependent luteinizing hormone surge. We intend to conduct additional Phase 1 evaluation in women to further characterize the pharmacokinetic and pharmacodynamic profile of MVT-602 prior to the initiation of a Phase 2 proof-of-concept clinical trial in 2018. MVT-602 is being developed as a potential treatment for female infertility in women as part of assisted reproduction, such as in vitro fertilization.

Financial Operations Overview
Revenue
We have not generated any revenue, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize relugolix, MVT-602 or a potential future product candidate.
Research and Development Expense
Since inception, our operations have primarily been limited to the license of the rights to relugolix and MVT-602, the expansion of our team, and the initiation of our Phase 3 programs. Our research and development, or R&D, expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our R&D personnel;

•	costs allocated to us under the Services Agreements;

•
expenses incurred under or in connection with agreements with contract research organizations, or CROs, as well as consultants and other vendors who conduct or participate in clinical and nonclinical studies designed to further the development of our product candidates;

•	manufacturing and supply costs in connection with conducting nonclinical and clinical studies;

•	costs for sponsored research; and

•	depreciation expense for assets used in R&D activities.
R&D activities will continue to be central to our business model. We expect our R&D expenses to increase significantly in the future as we conduct our Phase 3 programs for relugolix, expand our employee base and increase personnel related expenses, conduct further Phase 1 evaluation in women followed by a Phase 2 proof-of-concept trial for MVT-602 and prepare to seek regulatory approval for our product candidates. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our share-based compensation expense to increase as we continue to increase our number of employees and hire additional senior executives.
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
In addition, the probability of success for relugolix, MVT-602 and any other product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expense
General and administrative, or G&A, expenses consist primarily of personnel related expenses, share-based compensation, legal and accounting fees, general overhead expenses and costs billed to us under our Services Agreements and consulting services relating to our formation and corporate matters.
We anticipate that our G&A expenses will increase in the future to support the growth of our operations and the costs of operating as a public company. These increases will likely include costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, expenses related to maintaining compliance with New York Stock Exchange, or NYSE, rules and SEC requirements, and insurance and investor relations costs and information technology costs. We expect our share-based compensation expense to increase as we continue to increase our number of employees and hire additional senior executives. In addition, if relugolix or MVT-602 obtains regulatory approval for marketing, we expect that we would incur expenses associated with building medical affairs, sales and marketing teams.

Results of Operations for the Three and Six Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development (includes $679 and $814 of share-based compensation expense for the three months ended September 30, 2017 and 2016 and $1,539 and $1,789 for the six months ended September 30, 2017 and 2016, respectively)	$24,170	$3,753	$41,878	$18,326
General and administrative (includes $2,070 and $1,336 of share-based compensation expense for the three months ended September 30, 2017 and 2016 and $3,411 and $2,982 for the six months ended September 30, 2017 and 2016, respectively)	6,141	2,967	10,323	5,529
Total operating expenses	30,311	6,720	52,201	23,855
Changes in the fair value of the warrant liability	—	27,984	—	29,817
Other (income) expense	(138)	—	204	—
Income tax (benefit) expense	(265)	8	820	11
Net loss	$(29,908)	$(34,712)	$(53,225)	$(53,683)

Research and Development Expenses
R&D expenses increased by $20.4 million, to $24.2 million, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increases in expenses for the ongoing LIBERTY 1 and LIBERTY 2, SPIRIT 1 and SPIRIT 2, and HERO trials. R&D expenses for the three months ended September 30, 2017 consisted primarily of contract resource organization, or CRO, and clinical drug supply costs of $19.7 million, personnel expenses of $3.0 million, share-based compensation expense of $0.7 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $0.5 million, including personnel expenses and third-party costs associated with the preparation of our clinical and other research programs. R&D expenses were $3.8 million for the three months ended September 30, 2016, and consisted primarily of costs billed to us under the Services Agreement of $2.7 million, including personnel expenses and third-party costs associated with the preparation of our clinical and other research programs, and share-based compensation expense of $0.8 million allocated to us by RSL.

R&D expenses increased by $23.6 million, to $41.9 million, in the six months ended September 30, 2017 compared to the six months ended September 30, 2016, primarily due to increases in expenses for the ongoing LIBERTY 1 and LIBERTY 2, SPIRIT 1 and SPIRIT 2, and HERO trials. R&D expenses for the six months ended September 30, 2017 consisted primarily of CRO and clinical drug supply costs of $33.5 million, personnel expenses of $4.9 million, share-based compensation expense of $1.5 million, $0.2 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $0.9 million, including personnel expenses and third-party costs associated with the preparation of our clinical and other research programs. R&D expenses were $18.3 million for the six months ended September 30, 2016, and consisted primarily of in-process R&D expenses of $13.1 million, which were related to our acquisition of the rights to our product candidates from Takeda and consisted of $7.7 million for the estimated fair value of the 5.1 million common shares issued to Takeda and $5.4 million for the estimated fair value of the warrant liability. The remainder consisted of share-based compensation expense of $1.8 million allocated to us by RSL and costs billed to us under the Services Agreement of $3.2 million, including personnel expenses and third-party costs associated with the preparation of our clinical and other research programs.
General and Administrative Expenses
G&A expenses increased by $3.1 million, to $6.1 million, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase in employee salaries and benefits and increases in share-based compensation expense resulting from additional headcount to support the growth of our operations. G&A expenses for the three months ended September 30, 2017 consisted primarily of personnel-related and general overhead expenses of $2.3 million, share-based compensation expense of $2.1 million, including $0.2 million allocated to us by RSI and RSL, legal and professional fees of $1.2 million, and costs of $0.5 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party costs. G&A expenses were $3.0 million for the three months ended September 30, 2016, and consisted primarily of share-based compensation expense of $1.3 million, primarily related to share-based compensation expense allocated to us by RSI and RSL, legal and professional fees of $1.0 million, and costs of $0.3 million billed to us under the Services Agreement, including personnel expenses, overhead allocations and third-party costs. The remainder consisted primarily of other personnel-related expenses of $0.3 million.
G&A expenses increased by $4.8 million, to $10.3 million, in the six months ended September 30, 2017 compared to the six months ended September 30, 2016, primarily due to an increase in employee salaries and benefits and increases in share-based compensation expense resulting from additional headcount to support the growth of our operations. G&A expenses for the six months ended September 30, 2017 consisted primarily of personnel-related and general overhead expenses of $3.9 million, share-based compensation expense of $3.4 million, including $0.3 million allocated to us by RSI and RSL, legal and professional fees of $1.8 million, and costs of $1.2 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party costs. G&A expenses were $5.5 million for the six months ended September 30, 2016, and consisted primarily of share-based compensation expense of $3.0 million, primarily related to share-based compensation expense allocated by RSI and RSL, legal and professional fees of $1.3 million, and costs of $0.9 million billed to us under the Services Agreement, including personnel expenses, overhead allocations and third-party costs. The remainder consisted primarily of other personnel-related expenses of $0.3 million.
Changes in the Fair Value of the Warrant Liability
The change in the fair value of the warrant liability was recorded as zero for the three and six months ended September 30, 2017, as the fair value of the warrant liability expired to zero in connection with its expiration on April 30, 2017. For the three and six months ended September 30, 2016, the change in the fair value of the warrant liability was $28.0 million and $29.8 million, respectively, which was primarily due to changes in the assumptions regarding probabilities of successful financing events used to estimate the fair value of the liability, offset by the fair value of warrant exercises.
Liquidity and Capital Resources
Sources of Liquidity
In November 2016, we received net proceeds from our IPO of approximately $200.0 million. In October 2017, we and our subsidiaries, MHL, MSG, MSI, and MSIL, entered into financing commitments with NovaQuest and Hercules under which we secured flexible financing commitments of up to $140.0 million. See “Note 8—Subsequent Events” to our interim unaudited condensed consolidated financial statements contained herein for a further discussion of these agreements. We plan to use the net proceeds from both the NovaQuest and Hercules financings primarily to fund the ongoing Phase 3 development of our lead product candidate, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer.
Funding Requirements
We recorded net losses of $29.9 million and $34.7 million for the three months ended September 30, 2017 and 2016, respectively, and net losses of $53.2 million and $53.7 million for the six months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had $129.3 million of cash available to fund our operations.

We expect to continue to incur significant and increasing operating losses and negative cash flows at least for the next several years. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for relugolix, MVT-602 or any future product candidate. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other R&D activities. We anticipate that our capital requirements will increase substantially as we:

•	advance our Phase 3 programs of relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer;

•	conduct additional Phase 1 evaluation in women followed by a Phase 2 proof-of-concept trial for MVT-602 for the treatment of female infertility as part of assisted reproduction;

•	expand our chemistry, manufacturing, and control and other manufacturing related activities;

•	seek to identify, acquire, develop, and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, quality, and administrative personnel;

•	add operational, accounting, finance, quality, and management information systems;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a medical affairs group with a medical scientific liaison team;

•
ultimately establish a sales, marketing, and distribution infrastructure and increase the scale of our external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•	service debt obligations and payment of interest associated with the NovaQuest and Hercules financing commitments, and

•	operate as a public company.
Our primary use of cash is to fund the development of relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer. As the competitive environment, particularly for the women’s health indications, continues to evolve, the development expenses for these programs are expected to increase. We expect that our existing cash and the financing commitments available to us from NovaQuest and Hercules, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. These funds will not be sufficient to enable us to complete all necessary development and commercially launch relugolix. Accordingly, we will need to obtain further funding through other public or private offerings of our capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of relugolix or potentially discontinue operations. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Until such time, if ever, as we can generate substantial product revenue from sales of relugolix, MVT-602 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings, and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. Our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2017 and 2016 (in thousands):

	Six Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(51,361)	$(687)
Net cash used in investing activities	$(157)	$—
Net cash provided by financing activities	$12	$760
Operating Activities
For the six months ended September 30, 2017, $51.4 million was used in operating activities. This was primarily attributable to a net loss for the period of $53.2 million, increase of $2.1 million in other assets and decreases of $2.3 million and $2.0 million in due to RSL and RSI and accounts payable, respectively. These amounts were partially offset by $4.9 million share-based compensation and an increase in accrued expenses of $2.6 million.
For the six months ended September 30, 2016, $0.7 million was used in operating activities. The net loss for the period of $53.7 million was partially offset by $13.1 million of non-cash in-process R&D expenses related to the acquisition of the rights to our product candidates, $4.8 million share-based compensation, $29.8 million non-cash changes in the fair value of the warrant liability and $4.0 million allocation of personnel expenses by RSL and RSI associated with the preparation of our clinical and other research programs, the formation of our company and corporate matters, and $1.3 million other expenses.
Investing Activities
For the six months ended September 30, 2017, $0.2 million was used in investing activities, all for the purchase of furniture and equipment.
For the six months ended September 30, 2016, no cash was used in investing activities.
Financing Activities
For the six months ended September 30, 2017, cash provided by financing activities consisted primarily of proceeds from the exercise of stock options.
For the six months ended September 30, 2016, $0.8 million was provided by financing activities, which was primarily the amount of a capital contribution made by RSL.
Contractual Obligations
During the six months ended September 30, 2017, there were no material changes outside of the ordinary course of business to our specified contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017. Subsequent to September 30, 2017, we entered into the NovaQuest Securities Purchase Agreement, the NovaQuest Equity Purchase Agreement and the Hercules Loan Agreement. See “Note 8—Subsequent Events” to our interim unaudited condensed consolidated financial statements contained herein for a further discussion of these agreements.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements, which costs are charged to R&D and G&A expense, as well as assumptions used to estimate the fair value of our common shares and stock awards. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
We believe the estimates and judgments involved in estimating the fair value of our warrant liability which expired in April 2017, R&D accruals, share-based compensation and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements, and consider these to be our critical accounting policies and estimates.
Our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, “Leases (Topic 842),” which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the new standard and its impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. We have adopted this guidance as of April 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, we elected to change our policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $0.1 million to accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other amended requirements of ASU No. 2016-09 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of September 30, 2017, we had cash of $129.3 million, consisting of non-interest bearing deposits denominated in the U.S. dollar and Swiss franc.

Item 4.                                                         Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.
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

PART II: OTHER INFORMATION
Item 1.                                                         Legal Proceedings
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. On October 2, 2017, a Consent Order of Dismissal resolving all claims and dismissing with prejudice the previously disclosed litigation involving AbbVie Inc. was signed by all parties and entered by the presiding judge in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The resolution of this matter does not have any material adverse effect on our business, operating results or financial condition. See Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed with the SEC on August 10, 2017, for a prior discussion of this proceeding.

Item 1A.                                                Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Quarterly Report on Form 10-Q occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline and you could lose all or part of your investment in our common shares. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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
Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of our product candidates, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer, and MVT-602, for the treatment of female infertility as part of assisted reproduction, and obtain the necessary regulatory approvals for their commercialization. We have never been profitable, have no products approved for commercial sale, and have not generated any product revenue.
Even if we receive regulatory approval for relugolix or MVT-602, we do not know when or if relugolix or MVT-602 will generate product revenue. Our ability to generate product revenue depends on a number of factors, including our ability to:

•	successfully complete clinical trials and obtain regulatory approval for the marketing of relugolix and/or MVT-602;

•	set an acceptable price for relugolix or MVT-602 and obtain coverage and adequate reimbursement from third-party payors;

•	establish sales, marketing, and distribution systems for relugolix or MVT-602;

•
add operational, financial and management information systems, and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;

•	initiate and continue relationships with Takeda or other third-party manufacturers and have commercial quantities of relugolix or MVT-602 manufactured at acceptable cost and quality levels;

•	attract and retain experienced management and advisory teams;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others; and

•	maintain, expand, and protect our intellectual property portfolio.
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA, and comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those that we currently anticipate. Even if relugolix or MVT-602 is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of each product. If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment in our Company will be adversely affected.
We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially unviable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $53.2 million for the six months ended September 30, 2017 and, as of September 30, 2017, we had an accumulated deficit of $138.4 million.
We expect to continue to incur substantial and increasing losses through the projected commercialization of relugolix and MVT-602. Neither relugolix nor MVT-602 has been approved for marketing anywhere in the world, and they may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of relugolix and MVT-602, obtain necessary regulatory approvals, and have relugolix and MVT-602 manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize relugolix or MVT-602. If we do successfully obtain regulatory approval to market relugolix or MVT-602, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for relugolix and MVT-602 and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of relugolix or MVT-602, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
We expect our R&D expenses to continue to be significant in connection with our development programs for relugolix and MVT-602. In addition, if we obtain regulatory approval for either relugolix or MVT-602, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our results of operations, financial position and working capital.
We are heavily dependent on the success of relugolix and MVT-602, our only product candidates, which are still under clinical development, and if either relugolix or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of relugolix and MVT-602 through clinical trials. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that relugolix for either of our target women's health indications or for advanced prostate cancer or MVT-602 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market relugolix or MVT-602 in the United States until we receive approval of New Drug Applications, or NDAs, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. We have not submitted an NDA to the FDA, or any comparable application to any other regulatory authority and do not expect to be in a position to do so for the foreseeable future.
Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of relugolix or MVT-602 for many reasons, including:

•	we may not be able to demonstrate that relugolix or MVT-602 is effective as a treatment for our target indications to the satisfaction of the FDA or other relevant regulatory authorities;

•	the relevant regulatory authorities may require additional clinical trials, which would increase our costs and prolong our development timelines;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;

•	the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;

•
the Contract Research Organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that materially adversely impact our clinical trials and ability to obtain market approvals;

•
the FDA or other relevant regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of these products outweigh their safety risks;

•	the FDA or other relevant regulatory authorities may disagree with our interpretation of data from our nonclinical studies and clinical trials or may require that we conduct additional studies;

•	the FDA or other relevant regulatory authorities may not accept data generated in our clinical trial sites;

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

•	the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy, or REMS, or its equivalent, as a condition of approval;

•	the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of the product;

•	the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

•	the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.
If we are unable to formulate a fixed-dose combination version of relugolix with low-dose estradiol and progestin, the development of relugolix may be delayed and/or its commercial opportunity could be limited.
A key part of our relugolix clinical development strategy is to formulate a fixed-dose combination of relugolix with add-back low-dose estradiol and progestin to facilitate patient convenience and compliance and minimize side effects. If we are unsuccessful in our attempts to formulate a fixed-dose combination, we expect to instead seek approval for relugolix as monotherapy to be co-administered with commercially available low-dose estradiol and progestin. This would decrease our advantages relative to our competition by requiring patients to take two pills once daily instead of just one pill once daily. If our competitors develop a fixed-dose combination with hormonal add-back therapy before we do, or if we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.
We are conducting our Phase 3 clinical trials of relugolix in our target women’s health indications with separate administration of relugolix and commercially available low-dose estradiol and progestin products. We intend to conduct bridging studies to support the submission of NDAs or comparable applications for the proposed fixed-dose combination for each of our target women’s health indications. Any such bridging study may be unsuccessful or insufficient to support approval of the fixed-dose combination formulation, which would delay and increase the expenses associated with our development program and limit our commercial opportunity.

The terms of the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement place restrictions on our operating and financial flexibility.
In October 2017, we and our subsidiaries entered into the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement. Our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement are secured by a second lien security interest in substantially all of our (and our subsidiaries’) assets, other than intellectual property, and our obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of our (and our subsidiaries’) assets, other than intellectual property.
Each of these agreements includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant. Under the NovaQuest Securities Purchase Agreement, a minimum cash covenant applies commencing on November 1, 2020 (or November 1, 2021 if extended pursuant to the terms of the NovaQuest Securities Purchase Agreement) and under the Hercules Loan Agreement, a minimum cash covenant applies commencing on December 31, 2017 and ceases to apply if the Company achieves certain clinical development and financial milestones as set forth in the Hercules Loan Agreement. Other restrictive covenants include limitations on additional indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), transfers, mergers or acquisitions, taxes, corporate changes and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
Additionally, the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement each also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, cross acceleration to certain debt, certain events relating to bankruptcy or insolvency and certain events relating to United Kingdom or Irish pension plans. Upon the occurrence of an event of default under the NovaQuest Securities Purchase Agreement, a default interest rate of an additional 5.0% will apply to the “Secured Obligations” as defined in the NovaQuest Securities Purchase Agreement, and NovaQuest, as the agent for the holders of the notes, may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the NovaQuest Securities Purchase Agreement. Upon the occurrence of an event of default under the Hercules Loan Agreement, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement. In addition, upon the occurrence of certain bankruptcy and insolvency events, our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement and our obligations under the Hercules Loan Agreement would automatically become due and payable. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. NovaQuest and Hercules could also exercise their rights to take possession and dispose of the collateral securing our obligations, which collateral includes all of our (and our subsidiaries’) property other than intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
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
Based upon our current operating plan, we believe our existing cash and the financing commitments available to us under our agreements with NovaQuest and Hercules will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Raising additional funds by issuing securities may cause dilution to existing shareholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances, and license and development agreements in connection with any collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. Our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
We rely on agreements with Takeda to provide rights to the core intellectual property relating to our existing product candidates and to supply us with clinical trial material to support development of relugolix. Any termination or loss of significant rights under those agreements would adversely affect our development or commercialization of relugolix and MVT-602.
We have licensed our core intellectual property relating to relugolix and MVT-602 from Takeda. If, for any reason, the Takeda Agreement is terminated or we otherwise lose those rights, it would adversely affect our business. The Takeda Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection, and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda and Takeda may have the right to terminate our license, which would result in us being unable to develop, manufacture, and sell relugolix and MVT-602.
Pursuant to the Takeda Agreement, we and a Takeda affiliate have entered into an agreement for the manufacture and supply of clinical trial materials. Under this agreement, we are required to obtain from Takeda’s affiliate all of our requirements for relugolix drug substance and drug product to be used under our development plan. The agreement also provides for Takeda’s affiliate to reasonably assist us with a technical transfer of the manufacturing process for relugolix to us or our designee. If Takeda’s affiliate fails to fulfill its obligations under this agreement to manufacture and supply relugolix to us or to enable the transfer of the manufacturing process for relugolix to us or our designee, our development of relugolix could be significantly delayed or otherwise adversely affected.

We currently have a limited number of employees who are employed by our wholly owned subsidiaries and we rely on Roivant Sciences, Inc. and Roivant Sciences GmbH to provide various administrative, business development, and other services.
As of September 30, 2017, we had 60 employees. We rely in part on administrative support, business development, and other services provided by RSI and RSG, wholly owned subsidiaries of RSL, pursuant to our Services Agreements with RSI and RSG, as described above and in our Annual Report on Form 10K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017 under Item 1. Business “Our Key Agreements—Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH.” Personnel and support staff who provide services to us under these services agreements are not required to do so, and we do not expect that they will have as their primary responsibility the management and administration of our business or act exclusively for us. Under the Services Agreements, RSI and RSG have the discretion to determine which of their employees will perform services for us.
RSI and RSG have limited finance and accounting and other resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage our administrative support, certain business development or other services, it could be difficult for us to operate our business and our business could be harmed. In the event of a default under or termination of the Services Agreements, we may be unable to contract with substitute service providers on similar terms, in a timely fashion or at all, and the costs of substituting service providers may be substantial. In addition, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing knowledge or synergies. Any termination of our relationship with RSI or RSG and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business.
We may not be able to manage our business effectively if we or RSI or RSG are unable to attract and retain key personnel.
We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical, and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategies.
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
We expect to hire, either directly, through MSI, MSG or through any other current or future subsidiary of ours, additional employees for our managerial, clinical, scientific and engineering, regulatory, operational, manufacturing, medical affairs, and sales and marketing teams. We may have difficulties with identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize relugolix, MVT-602 or any potential future product candidate and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Many of the other pharmaceutical companies we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can develop product candidates and our business will be harmed.
Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; manufacturing and cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are found to be in violation of any such regulatory standards or requirements, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Our business strategy incorporates international expansion, including establishing and maintaining operations outside of the United States and establishing and maintaining relationships with health care providers, payors, government officials, distributors and manufacturers globally. Doing business internationally involves a number of risks, including:

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
The use of relugolix and MVT-602 in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.
Our product candidates, relugolix and MVT-602, are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed endpoints or analysis plans for any clinical trials of relugolix or MVT-602, which may delay the commencement of our planned clinical trials or approval of an NDA or similar application. The clinical trial process is also time-consuming. We estimate that our clinical trials of relugolix and MVT-602 needed for an NDA filing will take at least two years to complete.
Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation, delaying the next stage of clinical development. For example, promising initial data from our Phase 1 study of MVT-602 require further evaluation prior to initiation of a Phase 2 clinical study. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, Takeda’s Phase 2 trial for relugolix in men with advanced prostate cancer, C27002, did not meet the criteria for success for its primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of early clinical trials of relugolix and MVT-602 may not be predictive of the results of our planned development programs, and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results.
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

•
failure to manufacture sufficient quantities of our product candidates, estradiol and progestin or placebo or failure to obtain sufficient quantities of concomitant medication for use in clinical trials;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical and other applicable protocols;

•	failure to add a sufficient number of clinical trial sites; or

•	clinical sites or others deviating from trial protocol, inappropriately unblinding results, or dropping out of a trial.

Further, we, the FDA or an institutional review board, or IRB, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application, or IND, or other submissions or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of relugolix or MVT-602 could be harmed, and our ability to generate product revenue from relugolix or MVT-602 may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
In addition, prior to our acquisition of worldwide rights, excluding Japan and certain other Asian countries, to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of either relugolix or MVT-602. We are dependent on Takeda having conducted such R&D in accordance with the applicable protocol, legal, regulatory, and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.
Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.

Takeda is developing relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda recently reported positive top-line results from its two Phase 3 clinical trials in Japan in women with uterine fibroids and is expected to file for approval with Japan's Pharmaceutical and Medical Devices Agency. Favorable announcements by Takeda regarding these trials do not guarantee that the results of our clinical trials will also be favorable as the designs of our Phase 3 clinical trials differ from those of Takeda. Further, if subsequent announcements by Takeda regarding its development of relugolix are unfavorable, it could negatively impact our clinical development plans for relugolix.

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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion. Furthermore, any negative results we or Takeda may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop relugolix and MVT-602, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
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

We are aware of several companies that are working to develop drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. For example, AbbVie in conjunction with Neurocrine Biosciences, is developing a GnRH receptor antagonist, elagolix, as an oral treatment for endometriosis-associated pain and for heavy menstrual bleeding associated with uterine fibroids. AbbVie has completed two Phase 3 trials for elagolix in women with endometriosis-associated pain and has filed an NDA in September 2017. In October 2017, AbbVie announced that the FDA has granted priority review for elagolix for the management of endometriosis with associated pain, and expects that the Prescription Drug User Fee Act date for the FDA to complete its review will be in the second quarter of 2018. AbbVie has also initiated a Phase 3 program evaluating elagolix with and without hormonal add-back therapy in women with heavy menstrual bleeding associated with uterine fibroids, and AbbVie has commenced a Phase 3b trial of elagolix in combination with hormonal add-back therapy in women with pain associated with endometriosis in 2017. Similarly, ObsEva SA, a Swiss-based clinical stage biopharmaceutical company, which completed its Initial Public Offering in January 2017, reported the commencement of two Phase 3 clinical trials of OBE2109, also a GnRH receptor antagonist, in women with heavy menstrual bleeding associated with uterine fibroids in the first half of 2017. In January 2017, Allergan and Gedeon Richter announced positive results from the second of two pivotal Phase 3 clinical trials evaluating the efficacy and safety of ulipristal acetate, a selective progesterone receptor modulator, in women with abnormal bleeding due to uterine fibroids. The FDA accepted the filing of their NDA submission for this indication in October 2017. Other GnRH receptor antagonists and selective progesterone receptor modulators are also in development, including vilaprisan, for which Bayer recently initiated a head-to-head study of vilaprisan compared with ulipristal acetate in women with heavy menstrual bleeding due to uterine fibroids and a long-term safety study of vilaprisan compared with standard of care. Many of our existing or potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.
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
We will face competition from other drugs currently approved or that will be approved in the future for the treatment of uterine fibroids, endometriosis, and advanced prostate cancer, as well as infertility in females. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize medicines that are superior to other products in the market;

•	demonstrate through our clinical trials that relugolix or MVT-602 are differentiated from existing and future therapies;

•	attract qualified scientific, product development, and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

•	successfully collaborate with pharmaceutical companies in the discovery, development, and commercialization of new medicines.
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
We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that neither relugolix, MVT-602 nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or any other jurisdiction until we receive regulatory approval of an NDA from the FDA or similar regulatory authorities outside of the United States.
The time required to obtain approval of an NDA by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authority. Prior to submitting an NDA to the FDA or any comparable application to any other foreign regulatory authorities for approval of relugolix, we will need to complete our ongoing Phase 3 programs, and for approval of MVT-602, we will need to complete an additional Phase 1, Phase 2, and Phase 3 clinical trials. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.
Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of relugolix and MVT-602 for the specified indication. Further, because we are exploring the use of relugolix co-administered with low-dose hormonal add-back therapy as a longer-term therapy (i.e., greater than 6 months) for the treatment of heavy menstrual bleeding associated with uterine fibroids and for the treatment of endometriosis-associated pain, we expect to be required to submit data on a relatively larger patient population followed for at least one year. We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates, and generate product revenue.
Relugolix and MVT-602 may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
Adverse events associated with relugolix or MVT-602 could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for relugolix or MVT-602 or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.
Furthermore, concern has been raised by the FDA about a potential increase in the risk of diabetes and certain cardiovascular diseases in men with prostate cancer treated with GnRH agonists.

If any of our product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw their approval of the product or require a REMS (or equivalent outside the United States) to impose restrictions on its distribution or other risk management measures;

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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or GMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, recordkeeping, and current Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions—including in some cases, a boxed warning—be included in the product labeling. If relugolix or MVT-602 receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
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
Even if one of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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
We do not currently have any infrastructure for the sales, marketing, or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial, and other nontechnical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization.
We expect to build a focused sales, distribution, and marketing infrastructure to market our product candidates in the United States, if approved. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could delay any product launch, which would adversely impact its commercialization. For example, if the commercial launch of relugolix or MVT-602, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;

•	the inability to negotiate with payors regarding reimbursement for our products; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.
We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and such collaborator’s ability to successfully market and sell the products. We intend to pursue collaborative arrangements regarding the sales and marketing of our product candidates, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenue we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of our product candidates, we may be forced to delay their potential commercialization or reduce the scope of our sales or marketing activities for them. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market or generate product revenue. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results, and prospects.
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
If either relugolix or MVT-602 is approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market these products in certain jurisdictions. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•	reduced or no protection of intellectual property rights;

•	unexpected changes in tariffs, trade barriers, and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign reimbursement, pricing, and insurance regimes;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential noncompliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others:

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the healthcare industry, and impose additional healthcare policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

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
We have no experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and its affiliates. Takeda has retained rights to further develop and commercialize relugolix in Japan and certain other Asian countries, and Takeda is continuing to develop relugolix in Japan. In April 2016, we acquired exclusive worldwide rights to MVT-602 for all human diseases and conditions. Takeda is no longer developing this compound. We expect that manufacturing support provided by Takeda under our license agreement with Takeda will be sufficient for us to complete our ongoing Phase 3 programs for relugolix. We expect that the MVT-602 drug substance transferred from Takeda to us under the Takeda Agreement will be sufficient for our near-term development plans, however, additional process development and manufacturing would be required in order for us to complete Phase 3 clinical studies for MVT-602. However, the drug substance transferred from Takeda may not meet our quality standards and may be disqualified from use in our planned clinical programs. Further, we will be dependent on third parties to help formulate and manufacture a fixed-dose combination of relugolix and low-dose estradiol and progestin. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
We also will rely on Takeda or other third-party manufacturers to supply us with sufficient quantities of relugolix and MVT-602 to be used, if approved, for the commercialization of each. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with current GMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to design a fixed-dose combination product of relugolix and low-dose estradiol and progestin;

•	failure of the drug substance transferred from Takeda to meet our product specifications and quality requirements;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including current GMP and similar foreign standards;

•	deficient or improper record-keeping;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix, a fixed-dose combination product or co-packaging of relugolix and low-dose estradiol and progestin, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

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
We are reliant on third parties to conduct, supervise, and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We currently do not have the ability to independently conduct nonclinical studies that comply with Good Laboratory Practice, or GLP, requirements. We also do not currently have the ability to independently conduct any clinical trials. We rely exclusively on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their actual performance.
We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with current GLP and GCP regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development, respectively. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with current GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.
While we will have agreements governing their activities, our CROs are not our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase, and our ability to generate revenue could be delayed.
If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms or in a timely manner. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition, and prospects.

Risks Related to Our Intellectual Property
If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
We rely upon a combination of patents, trademarks, trade secret protections, and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to relugolix, MVT-602, and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
It is also possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect relugolix, MVT-602 or any future product candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover relugolix, MVT-602 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act made a number of significant changes to United States patent laws. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.
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
We have licensed certain intellectual property rights covering our current product candidates from Takeda. If, for any reason, our license agreement with Takeda is terminated or we otherwise lose those rights, it could adversely affect our business. Our license agreement with Takeda imposes, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.

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
Because we expect to rely on third parties to manufacture relugolix, MVT-602, and any future product candidates, and we expect to collaborate with third parties on the development of relugolix, MVT-602, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint R&D programs that may require us to share trade secrets under the terms of our R&D partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
Although our common shares are listed on the NYSE, we cannot assure you that an active trading market for our common shares will continue to develop or be sustained. In addition, as a result of RSL beneficially owning approximately 61.0% of our outstanding common shares, trading in our common shares may be less liquid than the shares of companies with broader public ownership. If an active market for our common shares is not sustained, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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
Based on our common shares outstanding as of September 30, 2017, RSL beneficially owns approximately 61.2% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is currently restricted by the terms of the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.
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
We have filed a registration statement on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares and result in dilution to the market price of our common shares.

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, changing rules and regulations may increase our legal and financial compliance costs and make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management.
As a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common shares.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending March 31, 2018. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.
We have begun the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Our process to comply with Section 404 will result in substantial legal, accounting and other compliance expense and significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access the capital markets.
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 1, 2021, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that are held by non-affiliates exceeds $700.0 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended, or the Companies Act, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits, and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could materially adversely affect our results of operations. For example, Myovant Sciences GmbH is our principal operating company for conducting our business and the entity that holds our intellectual property rights in relugolix and MVT-602. The establishment of this Swiss entity as our principal operating company and the transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
RSL, our principal shareholder, is incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland, Ireland, and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, our parent company, and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
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
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares.
Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (assuming we are not a “controlled foreign corporation,” or a CFC, under Section 957(a) of the Internal Revenue Code of 1986, as amended, or the Code, for the year being tested), which may be determined in large part by reference to the market value of our common shares, which may be volatile from time to time. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO in our business. We believe that we were not a CFC at any point prior to our IPO and after our IPO in the taxable year that ended on March 31, 2017. Based on this belief, with respect to the taxable year that ended on March 31, 2017 and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
(a)         Recent Sales of Unregistered Equity Securities
None.
(b)         Use of Proceeds
On November 1, 2016, we closed our IPO, in which we issued and sold 14.5 million common shares at a public offering price of $15.00 per common share, for gross proceeds of $217.5 million. All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-213891), which was declared effective by the SEC on October 26, 2016. Citigroup Global Markets Inc., Cowen and Company, LLC, Evercore Group L.L.C. and Barclays Capital Inc. acted as book-running managers for our IPO. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering expenses. We have used the cash proceeds from our IPO as described in the final prospectus filed by us with the SEC on October 27, 2016, and the remaining net cash proceeds are currently deposited with three banking institutions and are substantially all in excess of insured levels.
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

Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.
Item 6.   Exhibits.

Exhibit Number	Description of Document

3.1	Certificate of Incorporation. (1)

3.2	Memorandum of Association. (2)

3.3	Second Amended and Restated Bye-laws. (3)

10.1+	Employment Agreement, dated as of July 12, 2017, by and between Matthew Lang, JD and Myovant Sciences, Inc.

10.2+	Employment Agreement, dated as of July 24, 2017, by and between Juan Camilo Arjona Ferreira, MD and Myovant Sciences, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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
+ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYOVANT SCIENCES LTD.

By:	/s/ Frank Karbe
Frank Karbe (Duly Authorized Officer and Principal Financial and Accounting Officer)

 Date: November 13, 2017