Form 10-Q
period 2017-12-31
Myovant Sciences Ltd.
filed 2018-02-13
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2017
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on February 9, 2018, was 60,989,395.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements (Unaudited)

MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash	$128,873	$180,838
Prepaid expenses and other current assets	5,279	3,221
Income tax receivable	607	105
Total current assets	134,759	184,164

Deferred tax assets	—	208
Furniture and equipment, net	1,120	906
Other assets	2,098	—
Total assets	$137,977	$185,278

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,091	$3,329
Accrued expenses	20,953	11,978
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	3,683	3,030
Total current liabilities	26,727	18,337

Takeda warrant liability	—	52
Deferred rent	372	113
Deferred interest payable	105	—
Long-term debt	28,575	—
Total liabilities	55,779	18,502

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 60,989,395 and 60,275,757 issued and outstanding at December 31, 2017 and March 31, 2017, respectively	1	1
Common shares subscribed	(1)	(1)
Additional paid-in capital	262,510	251,733
Accumulated other comprehensive (loss) income	(91)	140
Accumulated deficit	(180,221)	(85,097)
Total shareholders’ equity	82,198	166,776
Total liabilities and shareholders’ equity	$137,977	$185,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Operating expenses:
Research and development (includes $1,041 and $1,060 of share-based compensation expense for the three months ended December 31, 2017 and 2016 and $2,580 and $2,849 for the nine months ended December 31, 2017 and 2016, respectively)	$34,875	$6,158	$76,753	$24,484
General and administrative (includes $2,252 and $950 of share-based compensation expense for the three months ended December 31, 2017 and 2016 and $5,663 and $3,932 for the nine months ended December 31, 2017 and 2016, respectively)	6,640	2,898	16,963	8,427
Total operating expenses	41,515	9,056	93,716	32,911

Changes in the fair value of the Takeda warrant liability	—	(1,002)	—	28,815
Interest expense	904	—	904	—
Other income	(429)	—	(225)	—
Loss before provision for income taxes	(41,990)	(8,054)	(94,395)	(61,726)
Income tax (benefit) expense	(213)	29	607	40
Net loss	$(41,777)	$(8,083)	$(95,002)	$(61,766)
Net loss per common share — basic and diluted	$(0.70)	$(0.15)	$(1.60)	$(1.34)
Weighted average common shares outstanding — basic and diluted	59,629,486	54,447,203	59,446,140	45,929,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net loss	$(41,777)	$(8,083)	$(95,002)	$(61,766)
Other comprehensive loss:
Foreign currency translation adjustment	(379)	—	(231)	—
Total other comprehensive loss	(379)	—	(231)	—

Comprehensive loss	$(42,156)	$(8,083)	$(95,233)	$(61,766)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2017	60,275,757	$1	$(1)	$251,733	$140	$(85,097)	$166,776
Adjustment to adopt ASU 2016-09	—	—	—	122	—	(122)	—
Shares issued to settle the Takeda warrant liability	4,432	—	—	58	—	—	58
Share-based compensation expense	564,111	—	—	7,519	—	—	7,519
Capital contribution — share-based compensation	—	—	—	724	—	—	724
Unrealized loss foreign currency translation adjustment	—	—	—	—	(231)	—	(231)
Stock option exercises	6,734	—	—	16	—	—	16
Shares issued to NovaQuest, net of underwriting discounts and commissions and offering expenses of $0.1 million	138,361	—	—	1,857	—	—	1,857
Warrants issued to Hercules with long-term debt	—	—	—	481	—	—	481
Net loss	—	—	—	—	—	(95,002)	(95,002)
Balance at December 31, 2017	60,989,395	$1	$(1)	$262,510	$(91)	$(180,221)	$82,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(95,002)	$(61,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,243	6,781
Depreciation	167	9
Amortization of debt discount and issuance costs	390	—
Acquisition of in-process research and development	—	13,117
Changes in the fair value of the Takeda warrant liability	—	28,815
Foreign currency translation adjustment	(231)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,058)	(1,153)
Deferred tax assets	208	—
Income tax receivable	(502)	(15)
Other assets	(2,098)	(100)
Accounts payable	(1,238)	549
Accrued expenses	8,838	2,912
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc.	653	3,301
Deferred rent	259	—
Deferred interest payable	105	—
Net cash used in operating activities	(82,266)	(7,550)
Cash flows from investing activities:
Purchases of furniture and equipment	(375)	(369)
Net cash used in investing activities	(375)	(369)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	—	202,275
Initial public offering costs paid	—	(2,091)
Cash proceeds from debt financings, net of financing costs	28,803	—
Cash proceeds from issuance of common shares to NovaQuest, net of issuance costs	1,857	—
Cash capital contribution from Roivant Sciences Ltd.	—	1,036
Stock option exercises	16	—
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	(979)
Net cash provided by financing activities	30,676	200,241
Net change in cash	(51,965)	192,322
Cash—beginning of period	180,838	—
Cash—end of period	$128,873	$192,322
Non-cash investing and financing activities:
Deferred initial public offering costs, unpaid	$—	$220
Acquisition of in-process research and development	$—	$13,117
Deferred financing costs, unpaid	$137	$—
Warrant issued to Hercules	$481	$—

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
The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows at least for the next several years. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes it currently has sufficient cash and financing commitments available to it to meet its financial needs for at least the next 12 months. The Company may need to obtain further funding through other public or private offerings of its capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation:
The Company's fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission, or SEC, on June 14, 2017. The unaudited consolidated balance sheet at March 31, 2017 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018, for any other interim period or for any other future year. Certain prior year amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on the previously reported results of operations.
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, issued by the Financial Accounting Standards Board, or FASB. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017.
(B) Use of Estimates:
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including compensation and other expenses allocated to the Company under its services agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of the Company’s parent company, Roivant Sciences Ltd., or RSL, as well as share-based compensation, research and development, or R&D, costs, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period, that are not readily apparent from other sources. Actual results could differ from those estimates.
(C) Debt Issuance Costs and Debt Discount:
Debt issuance costs include the costs of debt financings undertaken by the Company, including legal fees, accounting fees, and other direct costs of the financing. Debt issuance costs related to a recognized debt liability are presented in the unaudited condensed consolidated balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method. Further, debt discounts created as a result of the allocation of proceeds received from a debt issuance to warrants issued in conjunction with the debt issuance are amortized to interest expense under the effective interest method over the life of the recognized debt liability.
(D) Net Loss per Common Share:
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, where applicable, for outstanding yet unvested shares of restricted common stock. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. For the three and nine months ended December 31, 2017, 1.3 million restricted share awards and restricted stock units were not included in the calculation of diluted weighted-average common shares outstanding because they were anti-dilutive given the net loss of the Company. Additionally, for the three and nine months ended December 31, 2017, 3.3 million and 3.1 million, respectively, of options to purchase common shares were not included in the calculation because they were anti-dilutive. For the three and nine months ended December 31, 2016, 1.1 million restricted share awards and 1.3 million options to purchase common shares were not included in the calculation of diluted weighted-average common shares outstanding because they were anti-dilutive given the net loss of the Company.
(E) Financial Instruments:
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
Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

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
The Company’s financial instruments include cash, accounts payable and long-term debt. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company's long-term debt approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy. See Note 4 for information about the determination of the carrying value of the Company's long-term debt at December 31, 2017.
(F) Recently Issued Accounting Pronouncements:
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
In March 2016, the FASB issued ASU No. 2016-09, ‘‘Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,’’ or ASU No. 2016-09. ASU No. 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company has adopted this guidance as of April 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its accounting policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $0.1 million to increase accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other requirements of ASU No. 2016-09 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
Note 3—Accrued Expenses
As of December 31, 2017, and March 31, 2017, accrued expenses consisted of the following (in thousands):

	December 31, 2017	March 31, 2017

Accrued research and development expenses	$18,287	$9,737
Accrued compensation-related expenses	1,838	797
Accrued legal expenses	133	481
Accrued other expenses	695	963
Total accrued expenses	$20,953	$11,978

Note 4—Long-term Debt
(A) NovaQuest Long-term Debt
In October 2017, the Company, its subsidiaries, MSI, MHL, MSG and MSIL, as guarantors, and NovaQuest Capital Management, or NovaQuest, entered into (i) a Securities Purchase Agreement, or the NovaQuest Securities Purchase Agreement, and (ii) an Equity Purchase Agreement, or the NovaQuest Equity Purchase Agreement. Pursuant to the NovaQuest Securities Purchase Agreement, the Company has the option, at its discretion, to issue up to $60.0 million aggregate principal amount of notes to NovaQuest and concurrent with each purchase of notes, NovaQuest is obligated to purchase up to $20.0 million of the Company’s common shares on a pro rata basis, subject to certain terms and conditions, through December 31, 2018. The equity purchase price for each such purchase will be equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date. The Company has committed that it will issue at least $30.0 million aggregate principal amount of notes through December 31, 2018, subject to certain terms and conditions, of which $6.0 million aggregate principal amount was issued in October 2017. With this issuance of $6.0 million aggregate principal amount of notes in October 2017, NovaQuest also purchased 138,361 common shares for $2.0 million in accordance with the terms of the NovaQuest Securities Purchase Agreement.
The notes bear interest at a rate of 15% per annum, of which 5% is payable quarterly, and 10% is payable on a deferred basis on the earlier of the Amortization Date (as defined below) and the repayment in full of the notes. The notes mature on October 16, 2023. The Company will be required to amortize the principal amount of the notes in equal quarterly installments commencing on November 1, 2020, subject to extension at the option of the Company to November 1, 2021, or the Amortization Date, provided certain terms and conditions are met as set forth in the NovaQuest Securities Purchase Agreement. Early redemption of the notes is subject to a redemption charge. The Company’s obligations under the NovaQuest Securities Purchase Agreement are secured by a second-lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets, other than intellectual property. The NovaQuest Securities Purchase Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applies commencing on the Amortization Date, and also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding note balance and NovaQuest may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the NovaQuest Securities Purchase Agreement.
Pursuant to the NovaQuest Equity Purchase Agreement, NovaQuest has committed to purchase up to an additional $20.0 million of the Company’s common shares from time to time at the Company’s discretion through December 31, 2018, with an option to extend the commitment through December 31, 2019, subject to certain terms and conditions as set forth in the NovaQuest Equity Purchase Agreement. The Company has committed that it will exercise its option to sell and issue a minimum of $10.0 million of its common shares under the NovaQuest Equity Purchase Agreement through December 31, 2018, subject to certain terms and conditions. The purchase price for the common shares issued pursuant to the NovaQuest Equity Purchase Agreement will be equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date.
The Company incurred financing expenses related to the NovaQuest Securities Purchase Agreement of $1.0 million which are recorded as an offset to long-term debt on the Company's condensed consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s condensed consolidated statements of operations. During the three months ended December 31, 2017, interest expense included $0.1 million of amortized deferred financing costs related to the NovaQuest notes.
Outstanding debt obligations are as follows (in thousands):

December 31, 2017

Principal amount	$6,000
Less: unamortized debt issuance costs	(950)
Loan payables less unamortized debt issuance costs	5,050
Less: current maturities	—
Long-term loan payable, net of current maturities and unamortized debt issuance costs	$5,050

(B) Hercules Long-term Debt
In October 2017, the Company, its subsidiaries, MSI, MHL, MSG and MSIL as guarantors, and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provides up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount is available at the Company’s discretion through March 31, 2018. The Term Loans bear interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The current interest rate on the Term Loans was 8.50% at December 31, 2017. The Term Loans mature on May 1, 2021, subject to extension to November 1, 2021 if certain milestones are met. The Company is obligated to make monthly payments of accrued interest until June 1, 2019, or the Interest-only Period, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period may be extended until June 1, 2020 if certain milestones are met as defined in the Hercules Loan Agreement. Prepayment of the Term Loans is subject to a prepayment charge. The Company is also obligated to pay an end of term charge of 6.55% of the principal amount at maturity. The Company’s obligations under the Hercules Loan Agreement are secured by a security interest in substantially all of the Company’s and its subsidiaries’ respective assets, other than intellectual property. The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that ceases to apply if the Company achieves certain clinical development and financing milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.
Concurrent with each funding of the Term Loans, the Company is required to issue to Hercules a warrant, or the Warrants, to purchase a number of its common shares equal to 3.00% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a Warrant to Hercules exercisable for an aggregate of 49,800 of its common shares at an exercise price of $15.06 per share. The Company accounted for the Warrant as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance was approximately $0.5 million and was treated as a discount to the Term Loans. This amount will be amortized to interest expense using the effective interest method over the life of the Term Loans. The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

Exercise price	$15.06
Common share price on date of issuance	$14.39
Volatility	73.2%
Risk-free interest rate	2.15%
Expected dividend yield	—%
Contractual term (in years)	7.00 years

The Company issued the first tranche of the Term Loans at a discount of $2.1 million and incurred financing expenses of $1.3 million relating to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company's condensed consolidated balance sheets. The debt discount and deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. During the three months ended December 31, 2017, interest expense included $0.3 million of amortized debt discount and issuance costs related to the Term Loans.
Outstanding debt obligations are as follows (in thousands):

December 31, 2017

Principal amount	$25,000
End of term charge	1,638
Less: unamortized debt discount and issuance costs	(3,113)
Loan payables less unamortized debt discount and issuance costs	23,525
Less: current maturities	—
Long-term loan payable, net of current maturities and unamortized debt discount and issuance costs	$23,525

Note 5—Related Party Transactions
In July 2016, the Company entered into a formal services agreement with RSI, effective April 29, 2016, under which RSI agreed to provide certain administrative and R&D services to the Company. Under this services agreement, the Company pays or reimburses RSI for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges the Company the employee compensation expense plus a pre-determined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters by the respective employee. All other third-party costs are billed to the Company at cost. The accompanying interim unaudited condensed consolidated financial statements include third-party expenses incurred on behalf of the Company that have been incurred by RSI and RSL.
In February 2017, the Company and MSI amended and restated the services agreement, effective as of November 11, 2016, to include MSG as a services recipient. In addition, in February 2017, MSG entered into a separate services agreement with RSG, effective as of November 11, 2016, for the provisioning of services by RSG to MSG in relation to services related to clinical development, administrative and finance and accounting activities. The Company refers to the amended and restated services agreement with RSI and the services agreement with RSG, collectively, as the Services Agreements.
Under the Services Agreements, for the three months ended December 31, 2017 and 2016, the Company incurred expenses of $2.9 million and $2.7 million, respectively, inclusive of the pre-determined mark-up. For the nine months ended December 31, 2017 and 2016, the Company incurred expenses of $5.0 million and $6.8 million, respectively, inclusive of the pre-determined mark-up. These amounts are included in R&D and G&A based upon the service performed under the Services Agreements.
Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily based on income taxes in the United States for federal, state and local taxes. The Company’s effective income tax rate for the three months ended December 31, 2017 and 2016 was 0.51% and (0.36)%, respectively. The Company’s effective income tax rate for the nine months ended December 31, 2017 and 2016 was (0.64)% and (0.06)%, respectively. The Company's effective income tax rate for all periods presented differs from the Bermuda federal statutory rate of 0% primarily due to the U.S. permanent unfavorable tax differences, and a valuation allowance that effectively eliminates the Company's net deferred tax assets in the United States. On December 22, 2017, the President of the United States signed into law an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as “the Tax Cuts and Jobs Act”), which introduced a comprehensive set of tax reforms. The Tax Cuts and Jobs Act significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21% and eliminating or reducing certain income tax deductions.
The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Cuts and Jobs Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to record the tax effects of the Tax Cuts and Jobs Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.
The Tax Cuts and Jobs Act did not have a material impact on the Company’s financial statements since its deferred temporary tax differences are fully offset by a valuation allowance and the Company does not have any off shore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Cuts and Jobs Act, anticipated guidance from the U.S. Treasury about implementing the Tax Cuts and Jobs Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Cuts and Jobs Act, these estimates may be adjusted during the measurement period. The provisional amounts were based on the Company’s present interpretations of the Tax Cuts and Jobs Act and currently available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual results of operations for the year ending March 31, 2018, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed. The Company continues to analyze the changes in certain income tax deductions, and gather additional data to compute the full impacts on the Company’s deferred and current tax assets and liabilities.
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
At December 31, 2017, a total of 1.8 million common shares were available for future grant under the 2016 Plan. At December 31, 2017, there were 3.4 million options outstanding with a weighted average exercise price of $9.47 and 1.7 million restricted share awards and restricted stock units had been granted.
(A) Stock Options, Restricted Share Awards and Restricted Stock Units Granted to Employees and Directors:
During the nine months ended December 31, 2017 and 2016, the Company granted options to purchase a total of 2.2 million and 1.3 million common shares, respectively, to its employees and directors under the 2016 Plan. The Company recorded share-based compensation expense related to stock options issued to Company employees and directors of $2.1 million and $0.9 million, respectively, for the three months ended December 31, 2017 and 2016 and $4.9 million and $1.2 million, respectively, for the nine months ended December 31, 2017 and 2016. At December 31, 2017, total unrecognized compensation expense related to unvested options issued to employees and directors was $24.5 million, which is expected to be recognized over the remaining weighted-average service period of 3.08 years.
During the nine months ended December 31, 2017 and 2016, the Company granted a restricted share award for 0.6 million and 1.1 million common shares, respectively, to the Company’s Principal Executive Officer under the 2016 Plan. The restricted share award granted during the nine months ended December 31, 2017 is a market-based award for which the grant date fair value was estimated using a Monte Carlo valuation model. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. During the nine months ended December 31, 2017, 15,000 restricted stock units were granted to employees. No restricted stock units were granted during the nine months ended December 31, 2016. The Company recorded total share-based compensation expense related to the restricted share awards and restricted stock units of $0.9 million and $0.4 million, respectively, for the three months ended December 31, 2017 and 2016 and $2.4 million and $0.8 million, respectively, for the nine months ended December 31, 2017 and 2016. At December 31, 2017, total unrecognized compensation expense related to unvested restricted share awards and restricted stock units was $10.3 million, which is expected to be recognized over the remaining weighted-average service period of 3.87 years.
Share-based compensation expense is included in R&D and G&A expenses in the accompanying interim unaudited condensed consolidated statements of operations consistent with the grantee’s salary.
(B) Share-Based Compensation for Related Parties:
(1) Stock Options Granted to Non-Employees:
The Company recorded share-based compensation expense related to stock options granted to consultants of $7,293 and $0.1 million, respectively, for the three months ended December 31, 2017 and 2016 and $0.2 million and $0.2 million, respectively, for the nine months ended December 31, 2017 and 2016. At December 31, 2017, total unrecognized compensation expense related to stock options granted to consultants was $0.1 million, which is expected to be recognized over 2.63 years. This share-based compensation expense is included in R&D and G&A expenses in the accompanying interim unaudited condensed consolidated statements of operations. During the nine months ended December 31, 2017, no options were granted to consultants under the 2016 Plan. During the nine months ended December 31, 2016, 0.1 million options were granted to consultants under the 2016 Plan.
(2) Share-Based Compensation Allocated to the Company by RSL:
Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSL and RSI employees on Company matters.

In relation to the RSL common share awards and options issued by RSL to RSL and RSI employees, the Company recorded share-based compensation expense of $0.2 million and $0.6 million, respectively, for the three months ended December 31, 2017 and 2016 and $0.7 million and $4.6 million, respectively, for the nine months ended December 31, 2017 and 2016.
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
Note 8—Commitments and Contingencies
The Company has entered into commitments under its license agreement with Takeda, services agreements with RSI and RSG (See Note 5), and financing agreements with NovaQuest and Hercules (See Note 4). In addition, the Company has entered into services agreements with third parties for pharmaceutical R&D and manufacturing activities and has a lease agreement for office space located in Brisbane, California. The manufacturing agreements can be terminated by the Company with 30 days written notice. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods and the Company's obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as the business further develops.
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
During the nine months ended December 31, 2017, there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the interim unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on June 14, 2017. Unless the context requires otherwise, references in this report to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
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
The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and timing of our ongoing clinical trials for our lead product candidate, relugolix;

•	our plans to develop and commercialize relugolix;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical trials;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	continued service of our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our anticipated future cash position, cash burn rate, and access to capital;

•	the anticipated receipt of funding under our financing arrangements with Hercules and NovaQuest;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies; and

•	the success of competing drugs that are or may become available.
We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect to receive from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities and financial trends that we believe may affect our financial condition, results of operations, cash flows, business strategy, nonclinical studies and clinical trials and financing needs. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
We were incorporated in February 2016 and our operations to date have been limited to organizing and staffing our company, raising capital, acquiring the rights to relugolix and MVT-602, and preparing for and advancing the clinical development of our product candidates. To date, we have not generated any revenue. We have never been profitable, have incurred net losses in each period since inception and do not anticipate that we will achieve profitability in the near term. We expect our net losses and negative cash flows to increase as we continue the clinical development of, and seek regulatory approval for, our product candidates and grow our company.
In November 2016, we completed our initial public offering, or IPO, in which we raised net proceeds of approximately $200.0 million. As of December 31, 2017, and March 31, 2017, we had an accumulated deficit of $180.2 million and $85.1 million, respectively. We recorded net losses of $41.8 million and $8.1 million for the three months ended December 31, 2017 and 2016, respectively, and net losses of $95.0 million and $61.8 million for the nine months ended December 31, 2017 and 2016, respectively. We have determined that we have one operating and reporting segment.

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
Relugolix for the Treatment of Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix in women with heavy menstrual bleeding associated with uterine fibroids. The program consists of two international, replicate pivotal clinical trials (LIBERTY 1 and LIBERTY 2). Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with commercially available low-dose hormonal add-back therapy for 24 weeks, relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks, or placebo once daily for a period of 24 weeks. We expect to enroll approximately 390 women in each of the two replicate LIBERTY 1 and LIBERTY 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment. We expect to complete enrollment for the LIBERTY 1 and LIBERTY 2 trials during calendar year 2018 and anticipate results from these trials during calendar year 2019.

In October 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix compared with leuprorelin for the treatment of heavy menstrual bleeding associated with uterine fibroids. In this trial, relugolix achieved an 82.2% response rate, met the primary endpoint, the proportion of patients achieving a pre-defined reduction in menstrual bleeding, and was observed to be statistically non-inferior to leuprorelin (p = 0.0013). Additionally, in November 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix for the treatment of pain associated with uterine fibroids. Takeda reported that the primary endpoint was met with 57.6% of women with uterine fibroids treated with relugolix demonstrating a marked improvement in pain symptoms compared to 3.1% of women receiving placebo (p < 0.0001). Adverse events in both the studies were consistent with the mechanism of action of relugolix and adverse events observed in previous clinical studies. The Phase 3 data from each of these trials will be available to us, and may be used to support our New Drug Application, or NDA. Takeda plans to submit the data from both of these trials to regulatory authorities in Japan for marketing authorization of relugolix for the treatment of uterine fibroids. We will be solely responsible for obtaining FDA approval for relugolix in the United States.
Relugolix for the Treatment of Endometriosis
We initiated a Phase 3 clinical program in June 2017 consisting of two international, replicate pivotal clinical trials (SPIRIT 1 and SPIRIT 2), evaluating relugolix in women with endometriosis-associated pain. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with low-dose hormonal add-back therapy for 24 weeks, relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks, or placebo once daily for a period of 24 weeks. We expect to enroll approximately 600 women in each of the two replicate SPIRIT 1 and SPIRIT 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment. We expect to complete enrollment for the SPIRIT 1 and SPIRIT 2 trials during calendar year 2018 and anticipate results from these trials during calendar year 2019.
Relugolix for the Treatment of Advanced Prostate Cancer
We initiated a Phase 3 clinical trial, the HERO study, in March of 2017, for relugolix in men with advanced prostate cancer. Our Phase 3 HERO trial is enrolling men with advanced prostate cancer who require androgen deprivation therapy and randomizes men to treatment with either oral relugolix 120 mg once daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. We expect to enroll approximately 915 men into this trial, with approximately 610 men enrolled into the active treatment arm and 305 men into the leuprolide arm. The decrease in enrollment from 1,125 to 915 reflects a change in the strategy in China. The decrease in enrollment does not affect the statistical powering of the primary endpoint analysis, which has always been based on the first 915 patients enrolled in the HERO trial. We are in discussions with Takeda regarding the strategy for registration of relugolix for prostate cancer in China. Based on FDA discussions, we are only required to conduct one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the United States; however, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets. We expect to complete enrollment during calendar year 2018 and anticipate results from this Phase 3 study during calendar year 2019.
MVT-602
MVT-602, our second product candidate, is an oligopeptide kisspeptin agonist. Kisspeptin is a naturally-occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men. MSG, our wholly owned subsidiary, holds global commercial rights to MVT-602. In a Phase 1 study in healthy female volunteers conducted in the second half of 2017, a single injection of MVT-602 was observed to cause a dose-dependent luteinizing hormone surge. We intend to conduct additional Phase 1 evaluation of MVT-602 in women to further characterize the pharmacokinetic and pharmacodynamic profile of MVT-602 prior to the expected initiation of a Phase 2 proof-of-concept clinical trial in calendar year 2018. MVT-602 is being developed as a potential treatment for female infertility in women as part of assisted reproduction, such as in vitro fertilization.

Financial Operations Overview
Revenue
We have not generated any revenue, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize relugolix, MVT-602 or a potential future product candidate.

Research and Development Expense
Since inception, our operations have primarily been limited to the license of the rights to relugolix and MVT-602, the expansion of our team, and the initiation and ongoing activities of our Phase 3 programs. Our research and development, or R&D, expenses include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for our R&D personnel;

•	costs allocated to us under the Services Agreements;

•
expenses incurred under or in connection with agreements with contract research organizations, or CROs, as well as consultants and other vendors who conduct or participate in clinical trials and nonclinical studies designed to further the development of our product candidates;

•	manufacturing and supply costs in connection with conducting nonclinical studies and clinical trials;

•	costs for sponsored research; and

•	depreciation expense for assets used in R&D activities.
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
The duration, costs and timing of clinical trials of relugolix, MVT-602 and any other product candidates will depend on a variety of factors that include, but are not limited to:

•	the number of trials required for approval;

•	the per patient trial costs;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time and cost required to recruit and enroll eligible patients;

•	the number of patients who fail to meet the study's inclusion and exclusion criteria;

•	the number of study drugs that patients receive;

•	the drop-out or discontinuation rates of patients;

•	the potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the timing and receipt of regulatory approvals;

•	the costs of clinical trial material; and

•	the efficacy and safety profile of the product candidate.
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
We anticipate that our G&A expenses will continue to increase in the future to support the growth of our operations and the costs of operating as a public company. These increases will likely include costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, expenses related to maintaining compliance with New York Stock Exchange, or NYSE, rules and SEC requirements, and insurance and investor relations costs and information technology costs. We expect our share-based compensation expense to increase as we continue to increase our number of employees and hire additional senior executives. In addition, if relugolix or MVT-602 obtains regulatory approval for marketing, we expect that we would incur expenses associated with building medical affairs, sales and marketing teams.

Results of Operations for the Three and Nine Months Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Operating expenses:
Research and development (includes $1,041 and $1,060 of share-based compensation expense for the three months ended December 31, 2017 and 2016 and $2,580 and $2,849 for the nine months ended December 31, 2017 and 2016, respectively)	$34,875	$6,158	$76,753	$24,484
General and administrative (includes $2,252 and $950 of share-based compensation expense for the three months ended December 31, 2017 and 2016 and $5,663 and $3,932 for the nine months ended December 31, 2017 and 2016, respectively)	6,640	2,898	16,963	8,427
Total operating expenses	41,515	9,056	93,716	32,911
Changes in the fair value of the Takeda warrant liability	—	(1,002)	—	28,815
Interest expense	904	—	904	—
Other income	(429)	—	(225)	—
Income tax (benefit) expense	(213)	29	607	40
Net loss	$(41,777)	$(8,083)	$(95,002)	$(61,766)

Research and Development Expenses
R&D expenses increased by $28.7 million, to $34.9 million, in the three months ended December 31, 2017 compared to the three months ended December 31, 2016, primarily due to increases in expenses for the ongoing LIBERTY 1 and LIBERTY 2, SPIRIT 1 and SPIRIT 2, and HERO trials. R&D expenses for the three months ended December 31, 2017 consisted primarily of contract research organization, or CRO, clinical drug supply and other study-related costs of $28.4 million, personnel expenses of $3.2 million, share-based compensation expense of $1.0 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $1.9 million, including personnel expenses and third-party costs associated with our ongoing clinical and other research programs. R&D expenses were $6.2 million for the three months ended December 31, 2016, and consisted primarily of costs billed to us under the Services Agreement of $2.3 million, including personnel expenses and third-party costs associated with the initiation of our clinical and other research programs, and share-based compensation expense of $1.1 million, $0.4 million of which was allocated to us by RSL.

R&D expenses increased by $52.3 million, to $76.8 million, in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, primarily due to increases in expenses for the ongoing LIBERTY 1 and LIBERTY 2, SPIRIT 1 and SPIRIT 2, and HERO trials. R&D expenses for the nine months ended December 31, 2017 consisted primarily of CRO, clinical drug supply and other study-related costs of $61.9 million, personnel expenses of $8.1 million, share-based compensation expense of $2.5 million, $0.2 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $2.8 million, including personnel expenses and third-party costs associated with our ongoing clinical and other research programs. R&D expenses were $24.5 million for the nine months ended December 31, 2016, and consisted primarily of in-process R&D expenses of $13.1 million, which were related to our acquisition of the rights to our product candidates from Takeda and consisted of $7.7 million for the estimated fair value of the 5.1 million common shares issued to Takeda and $5.4 million for the estimated fair value of the warrant liability. The remainder consisted of costs billed to us under the Services Agreement of $5.5 million, including personnel expenses and third-party costs associated with the initiation of our clinical and other research programs and share-based compensation expense of $2.8 million, $1.9 million of which was allocated to us by RSL.
General and Administrative Expenses
G&A expenses increased by $3.7 million, to $6.6 million, in the three months ended December 31, 2017 compared to the three months ended December 31, 2016, primarily due to an increase in employee salaries and benefits and increases in share-based compensation expense resulting from additional headcount to support the growth of our operations. G&A expenses for the three months ended December 31, 2017 consisted primarily of personnel-related and general overhead expenses of $2.7 million, share-based compensation expense of $2.3 million, including $0.2 million allocated to us by RSI and RSL, legal and professional fees of $0.6 million, and costs of $1.0 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party costs. G&A expenses were $2.9 million for the three months ended December 31, 2016, and consisted primarily of share-based compensation expense of $0.9 million, including $0.2 million allocated to us by RSL, other personnel-related and general overhead expenses of $0.9 million, legal and professional fees of $0.7 million and costs of $0.4 million billed to us under the Services Agreement, including personnel expenses, overhead allocations and third-party costs.
G&A expenses increased by $8.6 million, to $17.0 million, in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, primarily due to an increase in employee salaries and benefits and increases in share-based compensation expense resulting from additional headcount to support the growth of our operations. G&A expenses for the nine months ended December 31, 2017 consisted primarily of personnel-related and general overhead expenses of $6.9 million, share-based compensation expense of $5.7 million, including $0.5 million allocated to us by RSI and RSL, legal and professional fees of $2.2 million, and costs of $2.2 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party costs. G&A expenses were $8.4 million for the nine months ended December 31, 2016, and consisted primarily of share-based compensation expense of $3.9 million, including $2.6 million allocated to us by RSL, and legal and professional fees of $2.0 million, costs of $1.3 million billed to us under the Services Agreement, including personnel expenses, overhead allocations and third-party costs. The remainder consisted primarily of other personnel-related and general overhead expenses of $1.2 million.
Changes in the Fair Value of the Takeda Warrant Liability
The change in the fair value of the Takeda warrant liability was recorded as zero for the three and nine months ended December 31, 2017, as the fair value of the warrant liability expired to zero in connection with its expiration on April 30, 2017. For the three and nine months ended December 31, 2016, the change in the fair value of the warrant liability was $1.0 million of income and $28.8 million of expense, respectively, which was primarily due to changes in the assumptions regarding probabilities of successful financing events used to estimate the fair value of the liability, offset by the fair value of warrant exercises.
Interest Expense
Interest expense was $0.9 million for the three and nine months ended December 31, 2017, respectively, consisting of interest expense accrued and paid related to the NovaQuest and Hercules financing agreements and the associated amortization of debt discount and issuance costs.
There was no interest expense for the three and nine months ended December 31, 2016.

Liquidity and Capital Resources
Sources of Liquidity
In November 2016, we received net proceeds from our IPO of approximately $200.0 million. In October 2017, we and our subsidiaries, MHL, MSG, MSI, and MSIL, entered into financing arrangements with NovaQuest and Hercules under which we secured flexible financing commitments of up to $140.0 million. See “Note 4—Long-term Debt” to our interim unaudited condensed consolidated financial statements contained herein for a further discussion of these arrangements. We plan to use the net proceeds from both the NovaQuest and Hercules financing arrangements to fund the ongoing Phase 3 development of our lead product candidate, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer.
Funding Requirements
We recorded net losses of $41.8 million and $8.1 million for the three months ended December 31, 2017 and 2016, respectively, and net losses of $95.0 million and $61.8 million for the nine months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had $235.9 million in cash and committed funding, consisting of $128.9 million of cash and financing commitments totaling $107.0 million available to us from NovaQuest and Hercules.
We expect to continue to incur significant and increasing operating losses and negative cash flows at least for the next several years. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for relugolix, MVT-602 or any future product candidate. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other R&D and G&A activities. We anticipate that our capital requirements will increase substantially as we:

•
advance our Phase 3 clinical development programs of relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer;

•	conduct additional Phase 1 evaluation in women followed by a Phase 2 proof-of-concept trial for MVT-602 for the treatment of female infertility as part of assisted reproduction;

•	expand our chemistry, manufacturing, and control and other manufacturing related activities;

•	seek to identify, acquire, develop, and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, quality, and administrative personnel;

•	add operational, accounting, finance, quality, and management information systems and personnel;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a medical affairs group with a medical scientific liaison team;

•
ultimately establish a sales, marketing, and distribution infrastructure and increase the scale of our external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•	service debt obligations and payment of interest associated with the NovaQuest and Hercules financing arrangements; and

•	operate as a public company.

Our primary use of cash has been and will continue to be to fund the development of relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer. As the competitive environment, particularly for the women’s health indications, continues to evolve, the clinical development expenses for these programs are expected to increase. We expect that our existing cash and the financing commitments available to us from NovaQuest and Hercules, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. These funds will not be sufficient to enable us to complete all necessary development and commercially launch relugolix. Accordingly, we will need to obtain further funding through other public or private offerings of our capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of relugolix or potentially discontinue operations. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Until such time, if ever, as we can generate substantial product revenue from sales of relugolix, MVT-602 or any future product candidate, we expect to finance our cash needs through a combination cash on hand, of equity offerings, debt financings, and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. Our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(82,266)	$(7,550)
Net cash used in investing activities	$(375)	$(369)
Net cash provided by financing activities	$30,676	$200,241
Operating Activities
For the nine months ended December 31, 2017, $82.3 million was used in operating activities. This was primarily attributable to a net loss for the period of $95.0 million, increases of $2.1 million in other assets and $2.1 million in prepaid expenses and other current assets along with decrease of $1.2 million in accounts payable. These amounts were partially offset by an increase in accrued expenses of $8.8 million, $8.2 million share-based compensation and $0.6 million of total depreciation and amortization expense.
For the nine months ended December 31, 2016, $7.6 million was used in operating activities. The net loss for the period of $61.8 million was partially offset by $13.1 million of non-cash in-process R&D expenses related to the acquisition of the rights to our product candidates, $6.8 million share-based compensation, $28.8 million non-cash changes in the fair value of the warrant liability, $3.3 million allocation of personnel expenses by RSL and RSI associated with the preparation of our clinical and other research programs, the formation of our company and corporate matters, and $2.2 million of other expenses.
Investing Activities
For the nine months ended December 31, 2017 and 2016, $0.4 million was used in investing activities, all for the purchase of furniture and equipment.

Financing Activities
For the nine months ended December 31, 2017, $30.7 million was provided by financing activities. This was primarily due to the net proceeds from debt financings of $28.8 million and net proceeds from the issuance of common shares of $1.9 million.
For the nine months ended December 31, 2016, $200.2 million was provided by financing activities. This was primarily due to the net proceeds of our IPO, which we completed on November 1, 2016.
Contractual Obligations
During the nine months ended December 31, 2017, we entered into the NovaQuest Securities Purchase Agreement, the NovaQuest Equity Purchase Agreement and the Hercules Loan Agreement. See “Note 4—Long-term Debt” to our interim unaudited condensed consolidated financial statements contained herein for a further discussion of these agreements.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, costs, and expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements, which costs are charged to R&D and G&A expense, as well as assumptions used to estimate the fair value of our common shares and stock awards. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. We have adopted this guidance as of April 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, we elected to change our policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $0.1 million to increase accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other requirements of ASU No. 2016-09 did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of December 31, 2017, we had cash of $128.9 million, consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc. We also have certain long-term debt that bears interest at a prime-based variable rate. A 10% change in this interest rate would have an approximate $0.2 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.                                                         Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2016, and our operations to date have been limited to organizing and staffing our company, acquiring worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, preparing for and advancing our product candidates into clinical development and conducting global clinical trials. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
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
Even if we receive regulatory approval for relugolix or MVT-602, we do not know when or if relugolix or MVT-602 will generate product revenue. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

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
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those that we currently anticipate. Even if relugolix or MVT-602 is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of each product. If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment in our Company will be adversely affected.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $95.0 million for the nine months ended December 31, 2017 and, as of December 31, 2017, we had an accumulated deficit of $180.2 million.
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
We expect our R&D expenses in connection with our development programs for relugolix and MVT-602 to continue to be significant. In addition, as we prepare for and if we obtain regulatory approval for either relugolix or MVT-602, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our results of operations, financial position and working capital.
We are heavily dependent on the success of relugolix and MVT-602, our only product candidates, which are still under clinical development, and if either relugolix or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of relugolix and MVT-602 through clinical trials. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates. We cannot be certain that relugolix for either of our targeted women's health indications or for advanced prostate cancer or MVT-602 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market relugolix or MVT-602 in the United States until we receive approval of New Drug Applications, or NDAs, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. We have not submitted an NDA to the FDA, or any comparable application to any other regulatory authority and do not expect to be in a position to do so for the foreseeable future.
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

•	the FDA or other relevant regulatory authorities may disagree with our interpretation of data from our nonclinical studies and clinical trials or may require that we conduct additional studies;

•	the FDA or other relevant regulatory authorities may not accept data generated from our clinical trial sites;

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
Relugolix may cause reversible loss of bone mineral density due to the hypoestrogenic state induced by relugolix. This risk, and a related risk of hot flush, are mitigated by the co-administration of low-dose estradiol and progestin as hormonal add-back therapy. A key part of our relugolix clinical development strategy is to formulate a fixed-dose combination of relugolix with low-dose estradiol and progestin add-back therapy to facilitate patient convenience and compliance. If we are unsuccessful in our attempts to formulate a fixed-dose combination in time for the initial application for market authorization, we expect to instead seek approval for relugolix as monotherapy to be co-administered with co-packaged commercially available low-dose estradiol and progestin. This would potentially decrease our advantages relative to our competition by requiring patients to take two pills once daily instead of just one pill once daily. If our competitors develop a fixed-dose combination with hormonal add-back therapy before we do, or if we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.
We are conducting our Phase 3 clinical trials of relugolix in our target women’s health indications with co-administration of relugolix and commercially available low-dose estradiol and progestin products. We intend to conduct bridging studies to support the submission of NDAs or comparable applications for the proposed fixed-dose combination for each of our target women’s health indications. Any such bridging study may be unsuccessful or insufficient to support approval of the fixed-dose combination formulation, which would delay and increase the expenses associated with our development program and could limit our commercial opportunity.
The terms of the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement place restrictions on our operating and financial flexibility.
In October 2017, we and our subsidiaries entered into the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement. Our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement are secured by a second lien security interest in substantially all of our (and our subsidiaries’) assets, other than intellectual property, and our obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of our and our subsidiaries’ respective assets, other than intellectual property.

Each of these agreements includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant. Under the NovaQuest Securities Purchase Agreement, a minimum cash covenant applies commencing on November 1, 2020 (or November 1, 2021 if extended pursuant to the terms of the NovaQuest Securities Purchase Agreement) and under the Hercules Loan Agreement, a minimum cash covenant applies until such time as the Company achieves certain clinical development and financing milestones as set forth in the Hercules Loan Agreement. Other restrictive covenants include limitations on additional indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), transfers, mergers or acquisitions, taxes, corporate changes and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
Additionally, the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement each also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, cross acceleration to certain debt, certain events relating to bankruptcy or insolvency and certain events relating to United Kingdom or Irish pension plans. Upon the occurrence of an event of default under the NovaQuest Securities Purchase Agreement, a default interest rate of an additional 5.0% will apply to the “Secured Obligations” as defined in the NovaQuest Securities Purchase Agreement, and NovaQuest, as the agent for the holders of the notes, may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the NovaQuest Securities Purchase Agreement. Upon the occurrence of an event of default under the Hercules Loan Agreement, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement. In addition, upon the occurrence of certain bankruptcy and insolvency events, our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement and our obligations under the Hercules Loan Agreement would automatically become due and payable. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. NovaQuest and Hercules could also exercise their rights to take possession and dispose of the collateral securing our obligations, which collateral includes all of our and our subsidiaries’ respective assets other than intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of relugolix or MVT-602.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize relugolix and MVT-602. These expenditures will include costs associated with our license agreement with Takeda, pursuant to which we are obligated to cover substantial development costs of relugolix and MVT-602 and make royalty payments in connection with the sale of resulting products, if any.
We will require additional capital to complete the development and potential commercialization of relugolix and MVT-602. Because the length of time and activities associated with successful development of relugolix and MVT-602 are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Under the terms of our financing agreements with NovaQuest and Hercules, failure of relugolix clinical trials would negatively impact our ability to obtain the financing currently available under the financing agreements. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances, and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. Our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
We have licensed our core intellectual property relating to relugolix and MVT-602 from Takeda. If, for any reason, our license agreement with Takeda is terminated or we otherwise lose those rights, it would adversely affect our business. Our license agreement with Takeda imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection, and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda and Takeda may have the right to terminate our license, which would result in us being unable to develop, manufacture, and sell relugolix and MVT-602.
Pursuant to our license agreement with Takeda, we and a Takeda affiliate have entered into an agreement for the manufacture and supply of clinical trial material. Under this agreement, we are required to obtain from Takeda’s affiliate all of our requirements for relugolix drug substance and drug product to be used under our development plan. The agreement also provides for Takeda’s affiliate to reasonably assist us with a technical transfer of the manufacturing process for relugolix to us or our designee for commercial production. If Takeda’s affiliate fails to fulfill its obligations under this agreement to manufacture and supply relugolix to us or to enable the transfer of the manufacturing process for relugolix to us or our designee, our development of relugolix could be significantly delayed or otherwise adversely affected.

We currently have a limited number of employees who are employed by our wholly owned subsidiaries and we rely on Roivant Sciences, Inc. and Roivant Sciences GmbH to provide various administrative, business development, and other services.
As of December 31, 2017, we had 71 employees. We rely in part on administrative support, business development, and other services provided by RSI and RSG, wholly owned subsidiaries of RSL, pursuant to our Services Agreements with RSI and RSG, as described above and in our Annual Report on Form 10K for the fiscal year ended March 31, 2017, filed with the SEC on June 14, 2017 under Item 1. Business “Our Key Agreements—Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH.” Personnel and support staff who provide services to us under these services agreements are not required to do so, and we do not expect that they will have as their primary responsibility the management and administration of our business or act exclusively for us. Under the Services Agreements, RSI and RSG have the discretion to determine which of their employees will perform services for us.
RSI and RSG have limited finance and accounting and other resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage our administrative support, business development or other services, it could be difficult for us to operate our business and our business could be harmed. In the event of a default under or termination of the Services Agreements, we may be unable to contract with substitute service providers on similar terms, in a timely fashion or at all, and the costs of substituting service providers may be substantial. In addition, a substitute service provider may not be able to provide the same level of services due to lack of pre-existing knowledge or synergies. Any termination of our relationship with RSI or RSG and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business.
We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
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
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team and key employees. Our senior management and key employees may terminate their positions with us at any time. If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategies could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any of our executives or other employees.
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
We expect to hire, either directly, through MSI, MSG or through any other current or future subsidiaries of ours, additional employees for our managerial, finance and accounting, clinical, scientific and engineering, regulatory, operational, manufacturing, medical affairs, and sales and marketing teams. We may have difficulties with identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize relugolix, MVT-602 or any potential future product candidate and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; manufacturing and cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are found to be in violation of any such regulatory standards or requirements, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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

•
potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or

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
International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, and economic risks associated with conducting business outside of the United States.
Part of our business strategy involves international expansion, including establishing and maintaining operations outside of the United States and establishing and maintaining relationships with health care providers, payors, government officials, distributors and manufacturers globally. Conducting business internationally involves a number of risks, including:

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
Our computer systems, as well as those of RSI, RSG and our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of relugolix or MVT-602 or any future product candidate could be delayed.
The failure to successfully implement an enterprise resource planning system could adversely impact our business and results of operations.
RSI and RSG commenced the implementation of a company-wide enterprise resource planning, or ERP, system to upgrade certain existing business, operational, and financial processes, of which we rely upon. ERP implementations are complex and time-consuming projects that require transformations of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risk inherent in the conversion to a new computer system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management's assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP, our business and results of operations could be harmed.
Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
The use of relugolix and MVT-602 in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	withdrawal of participants from our clinical trials;

•	significant costs to defend related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize our products or any future product candidates;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	decreased demand for our products or any future product candidate, if approved for commercial sale; and

•	loss of revenue.
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
Our product candidates, relugolix and MVT-602, are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans for any clinical trials of relugolix or MVT-602, which may delay the approval of an NDA or similar application. The clinical trial process is also time-consuming.
Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation, delaying the next stage of clinical development or submission of an NDA. For example, promising initial data from our Phase 1 trial of MVT-602 require further evaluation prior to initiation of a Phase 2 clinical trial. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, Takeda’s Phase 2 trial for relugolix in men with advanced prostate cancer, C27002, did not meet the criteria for success for its primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in or the discontinuation of advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of early clinical trials of relugolix and MVT-602 may not be predictive of the results of our planned development programs, and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results.
The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	lack of effectiveness during clinical trials;

•	determination of dosing issues;

•
inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	failure to add a sufficient number of clinical trial sites;

•	unanticipated impact from changes in or modifications to clinical trial design;

•	inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols;

•	premature discontinuation of study participants from clinical trials or missing data;

•
failure to manufacture or release sufficient quantities of our product candidates, estradiol and progestin or placebo or failure to obtain sufficient quantities of concomitant medication, that in each case meet our quality standards, for use in clinical trials;

•	inability to monitor patients adequately during or after treatment; or

•	inappropriate unblinding of study results.

Further, we, the FDA or an institutional review board, or IRB, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practice (GCP) or Good Manufacturing Practice (GMP) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application, or IND, or other submissions or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of relugolix or MVT-602 could be harmed, and our ability to generate product revenue from relugolix or MVT-602 may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
In addition, prior to our acquisition of worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of either relugolix or MVT-602. We are dependent on Takeda having conducted such R&D in accordance with the applicable protocols, legal, regulatory, and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion. Furthermore, any negative results we or Takeda may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical studies, delaying or potentially preventing us from completing recruitment of one or more of our studies. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop relugolix and MVT-602, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
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
We are aware of several companies that are working to develop drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. For example, AbbVie in conjunction with Neurocrine Biosciences, is developing a GnRH receptor antagonist, elagolix, as an oral treatment for endometriosis-associated pain and for heavy menstrual bleeding associated with uterine fibroids. AbbVie has completed two Phase 3 trials for elagolix in women with endometriosis-associated pain and filed an NDA in September 2017. In October 2017, AbbVie announced that the FDA granted priority review for elagolix for the management of endometriosis with associated pain and expects that the Prescription Drug User Fee Act date for the FDA to complete its review will be in the second quarter of 2018. AbbVie also initiated a Phase 3 program evaluating elagolix with and without hormonal add-back therapy in women with heavy menstrual bleeding associated with uterine fibroids, and AbbVie commenced a Phase 3b trial of elagolix in combination with hormonal add-back therapy in women with pain associated with endometriosis in 2017. In addition, ObsEva SA, a Swiss-based clinical stage biopharmaceutical company, which completed its Initial Public Offering in January 2017, reported the commencement of two Phase 3 clinical trials of OBE2109, also an oral GnRH receptor antagonist, in women with heavy menstrual bleeding associated with uterine fibroids in the first half of 2017. In January 2017, Allergan and Gedeon Richter announced positive results from the second of two pivotal Phase 3 clinical trials evaluating the efficacy and safety of ulipristal acetate, a selective progesterone receptor modulator, in women with abnormal bleeding due to uterine fibroids. The FDA accepted the filing of their NDA submission for this indication in October 2017. Other GnRH receptor antagonists and selective progesterone receptor modulators are also in development, including vilaprisan, for which Bayer recently initiated a head-to-head study of vilaprisan compared with ulipristal acetate in women with heavy menstrual bleeding due to uterine fibroids and a long-term safety study of vilaprisan compared with standard of care. Many of our existing or potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

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
We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that neither relugolix, MVT-602 nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor Takeda, nor any future collaborator is permitted to market any of our product candidates in the United States or any other jurisdiction until we receive regulatory approval of an NDA from the FDA or similar regulatory authorities outside of the United States.
The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the United States is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authority. Prior to submitting an NDA to the FDA or any comparable application to any other foreign regulatory authorities for approval of relugolix, we will need to complete our ongoing Phase 3 programs for relugolix, and for approval of MVT-602, we will need to complete additional Phase 1 testing, and Phase 2 and Phase 3 clinical trials. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of relugolix and MVT-602 for the specified indication. Further, because we are exploring the use of relugolix co-administered with low-dose hormonal add-back therapy as a longer-term therapy (i.e., greater than 6 months) for the treatment of heavy menstrual bleeding associated with uterine fibroids and for the treatment of endometriosis-associated pain, we expect to be required to submit data on a patient population followed for at least one year. We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates, and generate product revenue.
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

•	we may be required to recall a product;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or to conduct additional clinical trials;

•	we may be required to repeat a preclinical study or clinical trial or terminate a program, even if other studies or trials related to the program are ongoing or have been successfully completed;

•	we could be sued and held liable for harm caused to patients;

•	we could elect to discontinue the sale of our product;

•	the product may become less competitive; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing relugolix or MVT-602.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our full market potential.
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Even if we obtain regulatory approval for our product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or GMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping, and current Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions—including in some cases, a boxed warning—be included in the product labeling. If relugolix or MVT-602 receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including:

•	restrictions on the manufacture of such products;

•	restrictions on the labeling or marketing of such products;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	requirement of a REMS (or equivalent outside the United States);

•	Warning or Untitled Letters;

•	withdrawal of the products from the market;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of such products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of relugolix or MVT-602 or any future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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
Because we expect sales of relugolix and MVT-602, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of these product candidates to find market acceptance would harm our business and could require us to seek additional financing.
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
If either relugolix or MVT-602 is approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market these products in certain jurisdictions. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•	reduced or no protection of intellectual property rights;

•	unexpected changes in tariffs, trade barriers, and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign reimbursement, pricing, and insurance regimes;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential noncompliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, or similar antibribery and anticorruption laws in other jurisdictions;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires.
We have no prior experience in these countries, and many biopharmaceutical companies have found the process of marketing their products in foreign countries to be very challenging.

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

Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and will rely on Takeda and its affiliates and other third parties to produce clinical and commercial supplies of relugolix and MVT-602 and any future product candidate.
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and third-party contract manufacturing organizations. Takeda has retained rights to further develop and commercialize relugolix in Japan and certain other Asian countries, and Takeda is continuing to develop relugolix in Japan. In April 2016, we acquired exclusive worldwide rights to MVT-602 for all human diseases and conditions. Takeda is no longer developing this compound. We expect that manufacturing support provided by Takeda will be sufficient for us to complete our ongoing Phase 3 programs for relugolix. We expect that the MVT-602 drug substance transferred from Takeda to us under the terms of our license agreement with Takeda will be sufficient for our near-term development plans. However, additional process development and manufacturing would be required in order for us to complete Phase 2 and 3 clinical studies for MVT-602. However, the drug substance transferred from Takeda may not meet our quality standards and may be disqualified from use in our planned clinical programs. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards. Further, we are dependent on third parties to help formulate and manufacture a fixed-dose combination of relugolix and low-dose estradiol and progestin. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
Both relugolix and MVT-602 are potent hormonal therapies and therefore require specialized manufacturing facilities. Depending on actual commercial demand, additional third-party manufacturing facilities will have to be established to meet the demand through technology transfer, process validation and regulatory approval before product manufactured at the new facilities can be marketed. Any delay in the technology transfer and process validation could limit adequate supply to meet our commercial demand.
We also will rely on Takeda or other third-party manufacturers to supply us with sufficient quantities of relugolix and MVT-602 to be used, if approved, for the commercialization of each. The facilities used by Takeda and our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with current GMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

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
We rely upon CROs to monitor and manage data for our clinical programs, as well as for the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.
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
The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect relugolix, MVT-602 or any future product candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover relugolix, MVT-602 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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
We have licensed certain intellectual property rights covering our current product candidates from Takeda. If, for any reason, our license agreement with Takeda is terminated or we otherwise lose those rights, it could adversely affect our business. Our license agreement with Takeda imposes, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.
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
Although our common shares are listed on the NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by passive investors (RSL beneficially owning approximately 61.0% of our outstanding common shares as of February 9, 2018), trading in our common shares may be less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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

•	failure to successfully develop and commercialize relugolix, MVT-602 or any future product candidate;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States or other countries or jurisdictions applicable to relugolix, MVT-602, or any future product candidate;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for relugolix, MVT-602 or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts' reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	changes in estimates of financial results or investment recommendations by securities analysts;

•
significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	short sales of our common shares;

•	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;

•	sales or purchases of our common shares by our Section 16 officers;

•	sales of our common shares by us or our shareholders in the future;

•	negative coverage in the media or analyst reports, whether accurate or not;

•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;

•	trading liquidity of our common shares;

•	investors’ general perception of our company and our business;

•	general economic, industry, and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
Based on our common shares outstanding as of December 31, 2017, RSL beneficially owns approximately 61.0% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.

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
If securities or industry analysts cease to publish research or reports about our business, or publish negative reports about our business, our share price could decline.
The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates, or one or more of the analysts who covers us downgrades their investment recommendation on our common shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price to decline.
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

We have filed a registration statement on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plans. In addition, we have filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $300 million of our securities, as well as the resale of up to 49,800 common shares held by Hercules. Sales of these common shares or the issuance of such securities may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue additional common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares and result in dilution to the market price of our common shares.
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
If we are unable to develop and maintain proper and effective internal control over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common shares, may be adversely affected.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.
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
In addition, effective disclosure controls and procedures enable us to make timely and accurate disclosure of financial and non-financial information that we are required to disclose. If our disclosure controls and procedures are ineffective in the future, we may be unable to report our financial results or make other disclosures accurately on a timely basis, which could cause our reported financial results or other disclosures to be materially misstated and result in the loss of investor confidence and cause the market price of our common shares to decline.

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
Our bye-laws enable our board of directors to issue preference shares, which may discourage a change of control.
Our bye-laws contain provisions that enable our board of directors to determine the powers, preferences, and rights of our preference shares and to issue the preference shares without shareholder approval.
This could discourage, delay or prevent a transaction involving a change in control of our company and may prevent our shareholders from receiving the benefit from any premium to the market price of our common shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of this provision may adversely affect the prevailing market price of our common shares if it is viewed as discouraging takeover attempts in the future.
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
RSL, our principal shareholder, is incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland, Ireland, and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, our parent company, and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, on December 22, 2017, the President of the United States signed into law an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as “the Tax Cuts and Jobs Act”), which introduced a comprehensive set of tax reforms. We continue to assess the impact of such tax reform legislation on our business and may determine that changes to our structure, practice or tax positions are necessary in light of the Tax Cuts and Jobs Act. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate tax rate from the previous 35 percent to 21 percent. The Tax Cuts and Jobs Act in conjunction with the tax laws of other jurisdictions in which we operate, however, may require consideration of changes to our structure and the manner in which we conduct our business. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations, and cash flows.
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
Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (assuming we are not a “controlled foreign corporation,” or a CFC, under Section 957(a) of the Internal Revenue Code of 1986, as amended, or the Code, for the year being tested, but such assumption is only necessary if we fail to be treated as a publicly traded corporation under Section 1297(e)(3) of the Code for the taxable year being tested), which may be determined in large part by reference to the market value of our common shares, which may be volatile from time to time. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO in our business. We believe that we were not a CFC at any point prior to our IPO and after our IPO in the taxable year that ended on March 31, 2017. Based on this belief, with respect to the taxable year that ended on March 31, 2017 and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
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
Certain U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a “controlled foreign corporation”, or a CFC, under Section 957(a) of the Code.
A non-U.S. corporation is considered a CFC if more than 50 percent of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or, for taxable years of non-U.S. corporations beginning after December 31, 2017 and for taxable years of shareholders with or within which such taxable years of non-U.S. corporations end, 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such U.S. shareholders’ share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and certain other new items under the Tax Cuts and Jobs Act. Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC.
Certain changes in the U.S. tax law introduced by the Tax Cuts and Jobs Act may result in the creation of CFCs within the group, may also impact our CFC status, and may affect holders of our common shares that are United States shareholders. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in negative U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares and the impact of the Tax Cuts and Jobs Act, especially the changes to the rules relating to CFCs.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
(a)         Recent Sales of Unregistered Equity Securities
On October 16, 2017, under the Hercules Loan Agreement, we issued a warrant to Hercules, exercisable for an aggregate of 49,800 of our common shares at an exercise price of $15.06 per share. In addition, on October 30, 2017, we issued 138,361 common shares to NovaQuest pursuant to the NovaQuest Securities Purchase Agreement. See “Note 4—Long-term Debt” to our interim unaudited condensed consolidated financial statements contained herein for a further discussion of these agreements. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.
Item 6.   Exhibits.

Exhibit Number	Description of Document

3.1	Certificate of Incorporation. (1)

3.2	Memorandum of Association. (2)

3.3	Third Amended and Restated Bye-laws. (3)

10.1
Loan and Security Agreement, dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, and Myovant Sciences, Inc. and Hercules Capital, Inc.

10.2
Securities Purchase Agreement, dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, and Myovant Sciences, Inc. and NovaQuest Pharma Opportunities Fund IV, L.P.

10.3	Equity Purchase Agreement, dated October 16, 2017, by and among the Registrant and NovaQuest Pharma Opportunities Fund IV, L.P. and NovaQuest Pharma Opportunities Fund IV (Parallel), L.P.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

(1)  Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213891), filed on September 30, 2016.
(2)  Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-213891), filed on September 30, 2016.
(3) Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37929), filed on February 9, 2018.

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

 Date: February 13, 2018