Form 10-K
period 2018-03-31
Myovant Sciences Ltd.
filed 2018-06-07
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2018
 or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37929

Myovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1343578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James’s Square London SW1Y 4LB United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 203 318 9709

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Shares, $0.000017727 par value per share	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter ended September 30, 2017 was approximately $339,112,069 based on the last reported sale price of the registrant’s common shares as reported on the New York Stock Exchange on September 29, 2017 of $15.47 per share.

The number of the registrant’s common shares, $0.000017727 par value per share, outstanding on June 4, 2018, was 64,875,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Annual General Meeting of Shareholders, or the 2018 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. With the exception of the portions of the 2018 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

MYOVANT SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2018

PART I.
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would” or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.
The forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and anticipated timing of our clinical trials for relugolix and MVT-602;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical trials;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix, MVT-602 and any future product candidates;

•	our plans to commercialize relugolix, if approved;

•	our ability to launch commercial sales of any approved products, whether alone or in collaboration with others;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to initiate and continue relationships with third-party manufacturers;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our ability to hire and retain our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	the anticipated receipt of the remaining funding available to us under the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies;

•	developments and projections relating to our competitors or our industry; and

•	the success of competing drugs that are or may become available.
Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part I. Item 1A. of this Annual Report on Form 10-K and in our other filings with the U.S. Securities Exchange Commission, or SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly owned subsidiaries.

Item 1.         Business
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment women’s health and endocrine diseases. Our goal is to be the leading global biopharmaceutical company focused on treating women’s health and endocrine diseases in areas of high unmet medical need. Our lead product candidate is relugolix, an oral, once-daily, small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist. We are advancing relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin agonist, for the treatment of female infertility as part of the hormonal preparation used in assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda Pharmaceuticals International AG, or Takeda.
Relugolix
We are currently developing relugolix in three target indications: heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer. Relugolix is an oral, once-daily, small molecule that acts as a GnRH receptor antagonist that binds to and inhibits GnRH receptors in the anterior pituitary gland. Inhibition of GnRH receptors decreases the release of gonadotropins (luteinizing hormone and follicle-stimulating hormone), thereby decreasing the downstream production of estrogen and progesterone by the ovaries in women and testosterone by the testes in men.
As a GnRH receptor antagonist, relugolix has a clinically- validated mechanism of action in each of our three target indications. Lowering estrogen levels decreases heavy menstrual bleeding in women with uterine fibroids and improves the pelvic pain associated with endometriosis. Decreasing testosterone slows the growth and progression of advanced prostate cancer and is the central objective of treatment in men with advanced prostate cancer or when the disease has recurred following prostatectomy or radiation therapy. Injectable GnRH agonists are currently approved to treat uterine fibroids, endometriosis, and prostate cancer, and an injectable GnRH antagonist is approved to treat men with prostate cancer.
In our clinical programs for our target women’s health indications, a maximally estrogen-suppressive dose of relugolix (40 mg) is co-administered orally, once daily with low-dose estradiol and progestin add-back therapy. The goal of this add-back therapy is to minimize side-effects typically associated with low estrogen levels (such as bone mineral density loss and hot flashes) while maximizing the benefit of low estrogen levels on symptoms of uterine fibroids and endometriosis. We intend to commercialize relugolix, if approved, in our target women’s health indications as a fixed-dose combination product, which is a once-daily single pill containing both relugolix and low-dose estradiol and progestin. The low-dose estradiol and progestin we intend to use consists of estradiol (1.0 mg) and norethindrone acetate, or NETA, (0.5 mg) and is a formulation currently approved for use to lower the side effect of bone mineral density loss and reduce vasomotor symptoms (hot flashes) in postmenopausal women. We believe relugolix with low-dose hormonal add-back therapy has the potential to have a better safety and tolerability profile than the currently approved GnRH therapies and has the potential to be used longer-term. The goal of this longer-term treatment is to provide women with uterine fibroids and endometriosis a medical alternative to hysterectomy and other invasive procedures often recommended to treat these conditions. In our clinical program for men with advanced prostate cancer, a maximally testosterone-suppressive dose of relugolix (120 mg) is administered orally, once daily. We believe relugolix has a well-defined safety profile, based on its evaluation in more than 1,600 study participants to date, in Phase 1 and multiple large, randomized Phase 2 and Phase 3 clinical trials, including at doses of 120 mg/day administered to men for more than one year. In these trials, relugolix has been shown to be generally well tolerated and to suppress estrogen and progesterone levels in women and testosterone levels in men. Common side effects observed were consistent with suppression of these hormones.

The following table summarizes the status of our relugolix development programs:

Compound	Clinical Indication	Development Stage	Myovant Commercial Rights
Relugolix with Hormonal Add-Back Therapy
	Uterine Fibroids - Heavy Menstrual Bleeding	Phase 3 - Initiated Q1 2017	Global, Excluding Takeda Territory[1,2]
(LIBERTY 1 & LIBERTY 2 Trials)
	Endometriosis - Pain	Phase 3 - Initiated Q2 2017	Global, Excluding Takeda Territory[1,2]
(SPIRIT 1 & SPIRIT 2 Trials)
Relugolix
	Advanced Prostate Cancer	Phase 3 - Initiated Q1 2017	Global, Excluding Takeda Territory[1]
(HERO Trial)
1 Takeda Territory includes Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam, including, in each case, the territories and possessions of each of the foregoing.
2 On May 31, 2018, Takeda announced that they entered into a licensing agreement to grant ASKA Pharmaceutical Co., Ltd. exclusive commercialization right for uterine fibroids and exclusive development and commercialization rights for endometriosis for Japan.
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
Uterine fibroids are among the most common reproductive tract tumors in women. We estimate approximately 5 million women in the United States, or U.S., suffer from symptoms of uterine fibroids, approximately 3 million of whom are inadequately treated by current medical therapy and require further treatment.
The current approach to treating uterine fibroids includes both medical and surgical options. The recommended treatment for a given patient is dependent on factors such as the patient’s desire to become pregnant in the future, the importance of uterine preservation, symptom severity, and tumor characteristics. Medical options include oral contraceptives, tranexamic acid, and GnRH agonists. The current standard of care for the treatment of patients with mild symptoms includes the use of oral contraceptives or nonsteroidal anti-inflammatory drugs, or NSAIDs, which are generally prescribed at the time of initial diagnosis. These therapeutic options, however, often do not provide sufficient relief to the many patients with more moderate-to-severe symptoms. These women require additional treatment to relieve excessive bleeding and pain. Tranexamic acid, an antifibrinolytic agent, is approved for use to treat heavy menstrual bleeding. GnRH agonists are used for short-term therapy and may involve low-dose estradiol and progestin hormonal add-back therapy to lower the side effect of bone mineral density loss and reduce vasomotor symptoms generally associated with GnRH agonists. Surgical intervention, such as myomectomy or hysterectomy, are often used to treat the heavy bleeding and symptoms associated with uterine fibroids; however, these procedures may result in post-operative complications, complications with future pregnancy, or even preclude the potential for future pregnancies. Even if a future pregnancy is not desired, many women prefer to avoid surgical intervention. However, heavy menstrual bleeding associated with uterine fibroids is a leading cause of hysterectomy, resulting in approximately 250,000 hysterectomies per year in the U.S. alone.

Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix in women with heavy menstrual bleeding associated with uterine fibroids. The program consists of two international, replicate pivotal clinical trials, which we refer to as LIBERTY 1 and LIBERTY 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with commercially available low-dose hormonal add-back therapy for 24 weeks, relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks, or placebo once daily for a period of 24 weeks. We expect to enroll approximately 390 women in each of the two replicate LIBERTY 1 and LIBERTY 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment. We expect to complete enrollment for the LIBERTY 1 and LIBERTY 2 trials during calendar year 2018 and anticipate results from these trials during calendar year 2019.
The primary efficacy endpoint for LIBERTY 1 and LIBERTY 2 is the proportion of all women enrolled who achieve a menstrual blood loss volume of less than 80 mL and at least a 50% reduction in menstrual blood loss volume from baseline over the last month of treatment as measured by the alkaline hematin method, a quantitative measurement of menstrual blood loss. The secondary efficacy endpoints include measures of change from baseline in hemoglobin, assessment of the impact of therapy on quality-of-life measures, the reduction in uterine and fibroid volume, and pain reduction. Safety, including bone mineral density changes as measured by dual-energy x-ray absorptiometry, is also being assessed. If the results of LIBERTY 1 and LIBERTY 2 are favorable, we intend to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in calendar year 2019. We will conduct a bridging study intended to support approval of the fixed-dose combination of relugolix with low-dose estradiol and progestin. We may conduct additional clinical trials to further support the commercial potential of relugolix in uterine fibroids in the U.S. and other major markets.
Takeda Phase 3 Clinical Development for Uterine Fibroids
In October 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix monotherapy compared with leuprorelin for the treatment of heavy menstrual bleeding associated with uterine fibroids. In this trial, approximately 280 patients were randomized 1:1 to receive either 40 mg of relugolix administered orally once daily or leuprorelin acetate administered by injection once every four weeks. Relugolix achieved an 82.2% response rate, met the primary endpoint, which was the proportion of patients achieving a pre-defined reduction in menstrual bleeding, and was observed to be statistically non-inferior to leuprorelin alone (p = 0.0013). Additionally, in November 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix for the treatment of pain associated with uterine fibroids. In this trial, 65 patients were randomized 1:1 to receive either 40 mg relugolix or placebo administered orally once daily. Relugolix demonstrated a marked improvement in pain in 57.6% of women with uterine fibroids compared to 3.1% of women receiving placebo (p < 0.0001) and met the primary endpoint. Adverse events in both studies were consistent with the mechanism of action of relugolix and adverse events observed in previous clinical trials. The Phase 3 data from each of these trials will be available to us and may be used to support our anticipated NDA submission. On February 28, 2018, Takeda announced that it had submitted the data from both of these trials to the Ministry of Health, Labour and Welfare in Japan for marketing authorization of relugolix in Japan for the treatment of uterine fibroids. We will be solely responsible for obtaining FDA approval for relugolix in the U.S.
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
According to the Endometriosis Foundation, endometriosis affects an estimated 1-in-10 women during their reproductive years and, in the U.S., can take an average of 10 years from the onset of symptoms to accurately diagnose, often leading to unnecessary or inappropriate treatment. We estimate that approximately 6 million women in the U.S. suffer from symptomatic endometriosis, 1.2 million of whom are inadequately treated by oral contraceptives and require additional treatment.

Similar to uterine fibroids, lowering estrogen levels has been shown to reduce pain associated with endometriosis, and there are a variety of medical and surgical treatments available. Initial treatment usually involves over-the-counter pain medications, including NSAIDs, because pain is the primary symptom. In more severe cases, GnRH agonists such as leuprolide are used for short-term treatment and may involve hormonal add-back therapy. The FDA has approved Lupaneta Pack, or leuprolide administered with NETA (5 mg), to treat pain associated with endometriosis while lowering the side effect of bone mineral density loss and reducing vasomotor symptoms. For many patients, surgical intervention, typically laparoscopy with ablation of endometriotic lesions, is ultimately undertaken to relieve pain and opioid medications are frequently needed to control pain both before and after surgery. After treatment with hormonal therapy or laparoscopic procedures, recurrence of endometriosis and related symptoms is common, resulting in repeated procedures for many women. In addition, approximately 100,000 endometriosis-related hysterectomies are performed each year in the U.S., although hysterectomy is not a cure for endometriosis and pain associated with endometriosis will not necessarily subside following hysterectomy.
Our Phase 3 Program for the Treatment of Endometriosis- Associated Pain
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix in women with endometriosis-associated pain. The program consists of two international replicate pivotal clinical trials, which we refer to as SPIRIT 1 and SPIRIT 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with low-dose hormonal add-back therapy for 24 weeks, relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with commercially available hormonal add-back therapy for an additional 12 weeks, or placebo once daily for a period of 24 weeks. We expect to enroll approximately 600 women in each of the two replicate SPIRIT 1 and SPIRIT 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment. We expect to complete enrollment for and anticipate results from the SPIRIT 1 and SPIRIT 2 trials during calendar year 2019.
The co-primary efficacy endpoints for these trials are the proportion of all women enrolled with reductions in both dysmenorrhea, or menstrual pelvic pain, and nonmenstrual pelvic pain, as assessed by an endometriosis-specific patient questionnaire administered daily, with no increase in background pain medication. Secondary endpoints will include additional questionnaires assessing functional changes associated with endometriosis-specific pain and quality of life, and the use of pain medications to treat endometriosis. Safety, including bone mineral density changes as measured by dual-energy x-ray absorptiometry, will be assessed. If the results of SPIRIT 1 and SPIRIT 2 are favorable, we intend to submit an NDA to the FDA. We expect to provide guidance on the timing of the regulatory submission upon completion of enrollment. If not already completed for the uterine fibroid indication described previously, we will conduct a bridging study intended to support approval of the fixed-dose combination of relugolix with low-dose estradiol and progestin. We may conduct additional clinical trials to further support the commercial potential of relugolix in endometriosis in the U.S. and other major markets.
Advanced Prostate Cancer
Prostate cancer is the second most prevalent form of cancer in men and the second leading cause of death due to cancer in men in the U.S. According to the National Cancer Institute, approximately 3.1 million men are currently living with prostate cancer in the U.S., and approximately165,000 men are newly diagnosed each year. Men with prostate cancer are often asymptomatic at the earliest stages of disease and prostate cancer is generally understood to be slow to progress, leading to a median age at diagnosis of 66 years and a five-year survival rate of 98.2%.
If prostate cancer is diagnosed at a stage where it is confined to the prostate gland and immediate surroundings, it is generally treated by surgical removal of the prostate gland, or prostatectomy, or with radiation. Often, these procedures are successful in curing men of their disease. Men whose disease progresses after prostatectomy or radiation are said to have advanced prostate cancer. Advanced prostate cancer is defined as any of the following: prostate-specific antigen, or PSA, biochemical relapse following primary surgical or radiation therapy of curative intent; newly diagnosed metastatic prostate cancer; or advanced localized disease for which immediate radiation or surgical therapy is not indicated. The cure rate following surgery, depending on the stage of the cancer, is about 70% overall and, following radiation, about 50% to 60%. Approximately 25% to 30% of men will, therefore, progress to advanced disease, excluding those with metastatic disease at the time of diagnosis.

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
Our Phase 3 Program for the Treatment of Advanced Prostate Cancer
We initiated a Phase 3 clinical trial in March of 2017, evaluating relugolix in men with advanced prostate cancer, which we refer to as the HERO trial. We believe that the HERO trial, if successful, will be sufficient to support the filing of an NDA based on an End-of-Phase 2 meeting held with the FDA. The European Scientific Advice procedure and an End-of-Phase 2 meeting with the Japanese health authority have also been completed supporting the design of the HERO trial.
The HERO trial is enrolling men with advanced prostate cancer who require ADT and randomizes men to treatment with either oral relugolix 120 mg once daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. We expect to enroll approximately 915 men into this trial, with approximately 610 men enrolled into the active treatment arm and 305 men into the leuprolide arm. During the fourth quarter of calendar year 2017, we decreased the expected enrollment from 1,125 to 915 to reflect a change in strategy in China. The decrease in enrollment does not affect the statistical powering of the primary endpoint analysis, which has always been based on the first 915 patients enrolled in the HERO trial. We are in discussions with Takeda regarding the strategy for registration of relugolix for advanced prostate cancer in China. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the U.S. Nonetheless, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets. We expect to complete enrollment for the HERO trial during calendar year 2018 and anticipate results from this trial during calendar year 2019.
The primary efficacy endpoint accepted by the FDA is testosterone suppression (≤ 50 ng/dL) from week 5, day 1 through week 48, day 7. Relugolix must demonstrate that the lower bound of the 2-sided 95% confidence interval for the percent of patients achieving testosterone suppression through 48 weeks is at least 90%. The secondary efficacy endpoint is PSA reduction as a percentage change from baseline. Testosterone suppression is an approvable endpoint in the U.S. and several hormonal therapies have been approved based on this endpoint. If the results of this trial are favorable, we intend to submit an NDA to the FDA. We may conduct additional clinical trials to further support the commercial potential of relugolix in prostate cancer in the U.S. and other major markets.

MVT-602
As part of our license agreement with Takeda, or the Takeda License Agreement, we acquired the worldwide rights to MVT-602, our second product candidate, which has been evaluated in over 150 men. MVT-602 is an oligopeptide kisspeptin agonist. Kisspeptin is a naturally-occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men. In a completed Phase 1 study in healthy female volunteers, a single injection of MVT-602 was observed to cause a dose-dependent luteinizing hormone surge. We have initiated a Phase 2a clinical trial in healthy female volunteers to characterize the dose response curve in the controlled ovarian stimulation setting prior to studying MVT-602 in infertile women seeking pregnancy. MVT-602 is being developed as a potential treatment for female infertility in women as part of assisted reproduction, such as in vitro fertilization, or IVF. Approximately 1.5 million assisted reproduction cycles are performed each year worldwide. Further, approximately 25% of women suffering from infertility have problems achieving ovulation, including the inability to produce fully-matured eggs or the failure to ovulate, most commonly resulting from hormonal dysfunction in the GnRH-luteinizing hormone/follicle-stimulating hormone axis. We believe MVT-602 has the potential to be a safer alternative to human chorionic gonadotropin as a part of assisted reproduction for the treatment of female infertility.
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

Our Key Agreements
License Agreement with Takeda
In April 2016, we entered into the Takeda License Agreement. Pursuant to the Takeda License Agreement, Takeda granted to us an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. The territory for our exclusive license for relugolix covers all countries worldwide, except that Takeda retains exclusive rights to Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam (including, in each case, the territories and possession of each of the foregoing), which we collectively refer to as the Takeda Territory. Takeda has granted us a nonexclusive license in the Takeda Territory to manufacture relugolix and to conduct development of relugolix for prostate cancer solely for the purpose of developing, manufacturing and commercializing relugolix in our territory. The territory for our exclusive license for MVT-602 covers all countries worldwide. Our license includes a right of reference to regulatory materials related to relugolix and MVT-602 controlled by Takeda. On May 31, 2018, Takeda announced that they entered into a licensing agreement to grant ASKA Pharmaceutical Co., Ltd. exclusive commercialization right for uterine fibroids and exclusive development and commercialization rights for endometriosis in Japan.
Under the Takeda License Agreement, we granted to Takeda an exclusive, royalty-bearing license in the Takeda Territory under certain patents and other intellectual property controlled by us to develop and commercialize relugolix and products containing relugolix for all human diseases and conditions, subject to our nonexclusive rights to conduct development and manufacturing as described above. We also granted to Takeda a nonexclusive license in our territory to manufacture relugolix and MVT-602; and to conduct development of relugolix for uterine fibroids and endometriosis solely for the purpose of developing, manufacturing and commercializing relugolix in the Takeda Territory. Takeda’s license includes a right of reference to regulatory materials controlled by us. If Takeda determines not to seek regulatory approval for or to commercialize relugolix in any country in the Takeda Territory, then we have a right of first negotiation to acquire the rights to seek regulatory approval and commercialize relugolix in such country.
We are solely responsible, at our expense, for all activities related to the development of relugolix and MVT-602 in our territory and all activities related to the development of relugolix through the receipt of regulatory approval for prostate cancer in the Takeda Territory. Pursuant to the terms of the Takeda License Agreement, we are required to use commercially reasonable efforts to develop and obtain regulatory approval of relugolix for the treatment, prevention, cure or control of symptoms associated with uterine fibroids or endometriosis and MVT-602 in our territory, as well as to develop and obtain regulatory approval of relugolix for prostate cancer in Japan and the U.S. We are solely responsible, at our expense, for all activities related to the commercialization of relugolix and MVT-602 in our territory and must use commercially reasonable efforts to do so in each country in our territory in which we obtain regulatory approval. Takeda is solely responsible, at its expense, for all activities related to the commercialization of relugolix in the Takeda Territory, and must use diligent efforts to commercialize relugolix for prostate cancer in the Takeda Territory following receipt of regulatory approval.
We will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in our territory, subject to certain agreed reductions. Takeda will pay us a royalty at the same rate as ours on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones.
During the period commencing on the effective date of the Takeda License Agreement and ending two years after the first commercial sale of product containing relugolix in a major market country, we and our controlling shareholder, Roivant Sciences Ltd., or RSL, have both agreed that we will not, directly or indirectly, and will cause all of our respective affiliates (other than any affiliate that is a public company) not to, alone or with others, research (or fund any research), develop, make, use, sell, offer for sale, or import any competing product in our territory or the Takeda Territory or enter into any agreement with any third party with respect to a license or other acquisition of rights relating to any competing product in our territory or the Takeda Territory. For these purposes, a competing product is (1) any small molecule oral GnRH receptor antagonist (other than a product containing relugolix) for uterine fibroids, endometriosis, or prostate cancer, and (2) any product containing MVT-602 for prostate cancer in the Takeda Territory. If, during such period, we or any of our nonpublic affiliates is acquired by a third party that is developing or commercializing a competing product, then we must divest our interest or terminate the development or commercialization of the competing product or cause our affiliate to do so.

The Takeda License Agreement will expire, on a product-by-product and country-by-country basis, on the expiration of the royalty payment term described above for such product in such country. Either party may terminate the Takeda License Agreement for the other party’s uncured material breach, challenge to the patents licensed under the Takeda License Agreement, or insolvency. Takeda may terminate the Takeda License Agreement with respect to a compound if we cease development or commercialization of such compound. We may terminate the agreement at will, in our sole discretion, in its entirety, or with respect to relugolix for prostate cancer or both endometriosis and uterine fibroids, or on a compound by compound basis for all fields, upon prior notice, with the notice period depending on the compound and field to be terminated and the regulatory status at the time that notice of termination is given. We may also terminate the agreement with respect to a compound for safety reasons or lack of commercial viability. If the agreement is terminated in its entirety or with respect to relugolix for prostate cancer, other than for safety reasons or by us for Takeda’s uncured material breach, prior to receipt of the first regulatory approval of relugolix for prostate cancer in Japan, then we must either reimburse Takeda for its out of pocket costs and expenses directly incurred in connection with Takeda’s completion of the relugolix development for prostate cancer, up to an agreed cap, or complete ourselves the conduct of any clinical trials of relugolix for prostate cancer that are ongoing as of the effective date of such termination, at our cost and expense. If we reimburse Takeda for such costs, then under certain circumstances we may be later reimbursed by Takeda through a royalty on sales of the terminated relugolix product.
In connection with the Takeda License Agreement, we issued 5,077,001 of our common shares, then equal to 12% of our outstanding share capital, to Takeda pursuant to a subscription agreement, and also issued Takeda a warrant to enable it to maintain its 12% ownership of us through the one-year anniversary of the warrant, unless earlier terminated as a result of our change in control. We issued a total of 2,343,624 of our common shares to Takeda under this warrant prior to its expiration on April 30, 2017. We also entered into an investor rights agreement with Takeda, pursuant to which Takeda and RSL, the other shareholder party thereto, are entitled to certain rights with respect to the registration of their common shares under the Securities Act.
Manufacture and Supply Agreements with Takeda
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited will supply us, and we will obtain from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. If we request, Takeda Limited will assist us with a technical transfer of the manufacturing process for relugolix to us or our designee and we will pay the expenses related to such transfer.
On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. We will pay the expenses related to such transfers.
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
Information Sharing and Cooperation Agreement
In July 2016, we entered into an information sharing and cooperation agreement, or the Cooperation Agreement, with RSL. The Cooperation Agreement, among other things: (1) obligates us to deliver periodic financial statements and other financial information to RSL and to comply with other specified financial reporting requirements; and (2) requires us to supply certain material information to RSL to assist it in preparing any future U.S. Securities and Exchange Commission, or SEC, filings.
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
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In July 2016, we and our wholly owned subsidiary Myovant Sciences, Inc., or MSI, entered into a formal services agreement, or the RSI Services Agreement, with Roivant Sciences, Inc., or RSI, a wholly owned subsidiary of RSL, effective April 29, 2016, under which RSI agreed to provide certain administrative and research and development, or R&D, services to us. Under the RSI Services Agreement, we pay or reimburse RSI for any expenses it, or third parties acting on its behalf, incurs for us. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges back the employee compensation expense plus a pre-determined mark-up. RSI also provided such services prior to the formalization of the RSI Services Agreement, and such costs have been recognized by us in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on our matters by the respective employee. All other third-party pass thru costs are billed to us at cost. The accompanying consolidated financial statements include third-party expenses incurred on behalf of us that have been paid by RSI and RSL.
In February 2017, we and MSI amended and restated the RSI Services Agreement, effective November 11, 2016, to include our wholly owned subsidiary, Myovant Sciences GmbH, or MSG, as a services recipient. In addition, in February 2017, MSG also entered into a separate services agreement, or the RSG Services Agreement, with Roivant Sciences GmbH, or RSG, a wholly owned subsidiary of RSL, effective November 11, 2016, for the provisioning of services by RSG to MSG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to clinical development, administrative, and finance activities. We refer to the RSI Services Agreement and the RSG Services Agreement, collectively, as the Services Agreements.
Our Strategy
Our goal is to be the leading global biopharmaceutical company focused on treating women’s health and endocrine diseases in areas of high unmet medical need, and to improve the lives of millions of patients suffering from these diseases. The key elements of our strategy to achieve this goal include the following:

•	rapidly advance clinical development of relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids and endometriosis-associated pain;

•	rapidly advance clinical development of relugolix for the treatment of advanced prostate cancer;

•	advance clinical development of MVT-602;

•	expand clinical development of relugolix for additional indications;

•	acquire or in-license additional clinical- or commercial-stage product candidates for the treatment of women’s health or endocrine diseases in a capital-efficient manner; and

•	maximize the commercial potential of our product candidates.

Sales and Marketing
We are currently building our sales and marketing infrastructure; however, we currently do not have established marketing, sales, or distribution capabilities. In order to commercialize our product candidates, if approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third-parties that have sales and marketing experience. We plan to directly commercialize our product candidates in the U.S. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.
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
We expect that manufacturing support provided by Takeda to us under the Takeda License Agreement will be sufficient for us to complete our planned Phase 3 programs for relugolix. If relugolix is approved by the FDA, we also plan to rely on Takeda or other third-party manufacturers to supply us with sufficient commercial quantities of relugolix. We expect that the MVT-602 drug substance transferred from Takeda to us under the Takeda License Agreement will be sufficient for our near-term development plans, however, additional process development and manufacturing would be required in order for us to complete Phase 2 and 3 clinical studies for MVT-602. We intend to contract with third-party contract manufacturers to complete the additional development and manufacturing activities for our current programs and to fill, finish, supply, store, and distribute drug product for these programs. If there is a delay in initiating a new relationship with one or more other third-party manufacturers or a delay in completing technology transfer to any of these manufacturers, we could experience delays in our development and commercialization efforts.
Relugolix is a synthetic small molecule that can be manufactured using well-established technologies. We have acquired and continue to acquire data from Takeda related to the chemical synthesis and manufacturing of relugolix drug substance and drug product, and we expect that we will be able to contract with third-party manufacturers for commercial supplies of relugolix on a cost-efficient basis based on our understanding of the conventional technologies utilized in manufacturing relugolix. On May 30, 2018, we entered into the Takeda Commercial Supply Agreement pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. We will pay the expense related to such transfers. In anticipation of receiving marketing approval by a regulatory agency for any one of our products, we intend to enter into additional agreements with Takeda and/or other third-party contract manufacturers for the commercial production of those products.
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

Competition
We consider relugolix’s most direct competitor for the treatment of heavy menstrual bleeding associated with uterine fibroids and endometriosis-associated pain to be elagolix, an oral GnRH receptor antagonist currently being developed by AbbVie in conjunction with Neurocrine Biosciences. In addition, we are aware of several companies that are developing drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. AbbVie has completed two Phase 3 trials for elagolix in women with endometriosis-associated pain and filed an NDA in September 2017. In October 2017, AbbVie announced that the FDA granted priority review for elagolix for the management of endometriosis with associated pain and expects that the Prescription Drug User Fee Act, or PDUFA, date for the FDA to complete its review will be in the second quarter of 2018. In April 2018, AbbVie announced that the U.S. FDA has extended the PDUFA date by three months to the third quarter of 2018 for review of additional information. Abbvie also commenced two Phase 3b trials of elagolix in combination with hormonal add-back therapy in women with pain associated with endometriosis in 2017, which are ongoing. In the first quarter of 2018, AbbVie announced that each of its two pivotal Phase 3 trials evaluating elagolix with and without hormonal add-back therapy in women with heavy menstrual bleeding associated with uterine fibroids, met their primary endpoint. In addition, ObsEva SA, a Swiss-based clinical-stage biopharmaceutical company, reported the commencement of two Phase 3 clinical trials of linzagolix (OBE2109), also an oral GnRH receptor antagonist, in women with heavy menstrual bleeding associated with uterine fibroids in the first half of 2017. We believe the development of multiple GnRH receptor antagonists by other biopharmaceutical companies adds further validation to the therapeutic relevance of GnRH as a target for the treatment of women’s health and endocrine diseases.
In January 2017, Allergan and Gedeon Richter announced positive results from the second of two pivotal Phase 3 clinical trials evaluating the efficacy and safety of ulipristal acetate, a selective progesterone receptor modulator, in women with abnormal bleeding due to uterine fibroids. The FDA accepted the filing of their NDA submission for this indication in October 2017. On May 18, 2018, the European Medicines Agency Pharmacovigilance Risk Assessment Committee, or PRAC, completed its review of Esmya (ulipristal acetate) following reports of serious liver injury. The PRAC concluded that Esmya may have contributed to the development of some cases of serious liver injury. The PRAC has recommended that Esmya must not be used in women with known liver problems and should be used for more than one treatment course only in women who are not eligible for surgery. Liver function testing should be performed at the start of each treatment course and once a month and for two to four weeks after stopping treatment for the first two treatment courses. In February 2018, Allergan announced that the U.S. FDA had extended the PDUFA date by three months to the third quarter of 2018 to provide time for a full review of the file. Other GnRH receptor antagonists and selective progesterone receptor modulators are also in development, including vilaprisan, a selective steroidal progesterone receptor modulator, for which Bayer recently initiated a head-to-head study of vilaprisan compared with ulipristal acetate in women with heavy menstrual bleeding due to uterine fibroids and a long-term safety study of vilaprisan compared with standard of care.
In addition to other GnRH receptor antagonists and selective progesterone receptor modulators in active development, we are aware of other biotechnology and pharmaceutical companies as well as academic institutions, government agencies, and private and public research institutions that are developing, and may in the future develop and commercialize, products for gender-specific hormone disorders. The pharmaceutical and biopharmaceutical industries are highly competitive and require an ongoing, extensive search for technological innovation. These industries are characterized by rapid and significant technological advancements, intense competition, and a strong emphasis on proprietary products. Our ability to compete will significantly depend upon our ability to effectively complete necessary clinical trials and regulatory approval processes, and effectively commercialize, market, and promote approved products. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions, and government agencies. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, acceptance by physicians, ease of patient compliance, dosing convenience, price, insurance and other reimbursement coverage, distribution, and marketing. Many of our existing or potential future competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries.
Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competition.
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

Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for relugolix, MVT-602 and any of our future product candidates. We seek to protect our proprietary position by, among other methods, filing and in-licensing U.S. and foreign patents and patent applications. We also rely on trademarks, trade secrets and know-how to develop and maintain our proprietary position.
Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the U.S. Patent and Trademark Office (USPTO) in examining the patent application (patent term adjustment, or PTA) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension, or PTE), or both. In addition, we cannot provide any assurance that any patents will be issued from our pending or future applications or that any issued patents will adequately protect our products or product candidates.
Under the Takeda License Agreement, we are the exclusive licensee of multiple granted U.S. patents, and pending patent applications, as well as patents and patent applications in numerous foreign jurisdictions relating to relugolix and MVT-602.
For relugolix, we are the exclusive worldwide licensee, excluding the Takeda Territory. These patents and patent applications cover the relugolix molecule and certain analogs and the use of relugolix to treat sex-hormone dependent prostate cancer and hysteromyoma (uterine fibroids); methods of manufacturing; and certain formulations. The patent family directed to the relugolix molecule and its use expires in 2024, subject to any extension of patent term that may be available in a particular country. We intend to apply for PTE for a patent covering relugolix. If granted, the patent term covering relugolix as a composition of matter may be extended for up to five years, or 2029. The patents and patent applications directed to methods of manufacturing and formulations, if issued, expire in 2033 and 2036, respectively, subject to any adjustment or extension of patent term that may be available in a particular country. We have also filed patent applications directed to uses of relugolix with add-back in treating, among other conditions, heavy menstrual bleeding associated with uterine fibroids and endometriosis-associated pain, and to the use of relugolix to treat advanced prostate cancer. These applications are co-owned with Takeda under the Takeda License Agreement. These patent applications, if issued, would expire in 2037 subject to any adjustment or extension of patent term that may be available in a particular country.
For MVT-602, we are the exclusive worldwide licensee of multiple patents and patent applications in the U.S. and numerous foreign jurisdictions. These patents and patent applications cover the MVT-602 molecule and its use in treating advanced prostate cancer, as well as certain sustained release formulations containing MVT-602. The patent family directed to the MVT-602 molecule and method of use expires in 2028 in the U.S. (because of PTA) and in 2026 ex-U.S., subject to any adjustment or extension of patent term that may be available in a particular country. The patents and patent applications directed to sustained-release formulations of MVT-602, if issued, would expire between 2030 and 2031, subject to any adjustment or extension of patent term that may be available in a particular country. We intend to apply for PTE for a patent covering MVT-602. If granted, the patent term covering MVT-602 may be extended. We are also the owner of patent applications directed to uses of MVT-602 in treating infertility. These applications, if issued, would expire in 2037 subject to any adjustment or extension of patent term that may be available in a particular country.
In addition to patents, we also rely upon trademarks, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We maintain both registered and common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants, and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Obtaining patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which could be used to prevent or attempt to prevent us from commercializing our product candidates. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.

Government Regulation
FDA Drug Approval Process
In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
We cannot market a drug product candidate in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. generally include the following:

•	completion of extensive nonclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;

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

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the U.S.
Satisfaction of FDA pre-marketing approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.
Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including GLP regulations. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
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
Clinical trials involve the administration of an investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, including GCP requirements, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Other Phase 1 studies are usually conducted to understand the absorption, distribution, and metabolism of the drug in special populations and to characterize potential for drug-drug interaction or food effects. Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal or registration trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and where confirmation of the result in a second trial would be practically or ethically impossible.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. These fees are typically increased annually.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has established internal substantive review goals of ten months for most NDAs once they have been accepted for filing and 6 months for most applications for priority review once they have been accepted for filing. Priority review can be applied to drugs to treat serious conditions that the FDA determines offer significant improvement in safety or effectiveness. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
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
After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of the drug outweigh the potential risks. A REMS can include a medication guide, a communication plan for healthcare professionals, and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry, and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
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
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, REMS, or surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to GMP requirements after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with GMP requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with GMP requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:

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
Foreign Regulation
In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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
The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer, or pay any remuneration, directly or indirectly, that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item, or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced-price items and services. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs.
Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Like the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, or obtain protected health information in connection with providing a service for or on behalf of a covered entity. At present, it is unclear if we would be considered a business associate subject to HIPAA based on our business activities and service offerings upon the commercialization of a product. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws, regulations, standards and regulatory guidance govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.
The ACA through the enactment of the Physician Payments Sunshine Act, imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information for all payments, transfers of value, and ownership or investment interests may result in civil monetary penalties.
Many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and local laws that require the registration of pharmaceutical sales representatives. Additionally, to the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws.
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
Foreign Corrupt Practices Act
We are subject to the Foreign Corrupt Practices Act of 1977, as amended, or FCPA. The FCPA prohibits U.S. companies and their representatives from processing, offering, or making payments of money or anything of value to foreign officials with the intent to obtain or retain business or seek a business advantage. In certain countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for the purposes of the FCPA. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants and agents, even though they may not always be subject to our control. We discourage these practices by our employees, consultants, and agents. However, our existing safeguards may prove to be less than effective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement activity by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of suppliers, vendor or other third-party relationships, termination of necessary licenses or permits, and legal or equitable sanctions. Other internal or governmental investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Other Applicable Laws
We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of the New York Stock Exchange, on which our common shares are traded.
We are also subject to various other federal, state, and local laws and regulations, including those related to safe working conditions, and the storage, transportation, or discharge of items that may be considered hazardous substances, hazardous waste, or environmental contaminants.
In addition, we are subject to or affected by federal, state and foreign privacy, security and data protection laws, regulations, standards and regulatory guidance that govern the collection, use, disclosure, retention, security and transfer of personal data. Our operations extend to countries around the world, and many of these jurisdictions have established privacy legal frameworks with which we, our customers or our vendors must comply.
Health Reform
In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs.
In particular, the ACA has had, and is expected to continue to have, a significant impact on the healthcare industry. The ACA was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA revises the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. In January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare providers and entities, and a significant number of provisions are not yet, or have only recently become, effective.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current administration to repeal or replace certain aspects of the ACA. For example, since January 2017, the President has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA were signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” and increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in the Medicare Part D program. There may be additional challenges and amendments to the ACA in the future. The ACA is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs.

Further, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed pharmaceutical products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” to reduce the cost of prescription drugs while preserving innovation and cures. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although some of these and other proposals will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
It is uncertain whether and how future legislation, whether domestic or foreign, could affect prospects for our product candidates or what actions foreign, federal, state, or private payors for health care treatment and services may take in response to any such health care reform proposals or legislation. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.
Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, which is being phased in over several years beginning in 2015. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Coverage and Reimbursement
Sales of our products, if and when approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government healthcare programs, private health insurers, and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the U.S., private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products, if and when approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our product candidates, and those of any future product candidate, will therefore depend substantially on the extent to which the costs of our product candidates, and those of any future product candidate, will be paid by third-party payors. Additionally, the market for our product candidates, and those of any future product candidate, will depend significantly on access to third-party payors’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process.
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
Financial History
We have never been profitable, have incurred significant losses since our inception and we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. We have not generated any revenue from product sales to date, and may never generate any revenue from product sales.
In October 2017, we and our subsidiaries, entered into a Securities Purchase Agreement, or the NovaQuest Securities Purchase Agreement, with the purchasers from time to time party thereto and NovaQuest Pharma Opportunities Fund IV L.P., as agent for itself and the purchasers thereto, or NovaQuest, and a Loan and Security Agreement, or the Hercules Loan Agreement, with the lenders from time to time party thereto, and Hercules Capital, Inc., as agent for itself and the lenders thereto, or Hercules. In addition, we entered into an Equity Purchase Agreement, or the NovaQuest Equity Purchase Agreement, with NovaQuest and a purchaser affiliated with NovaQuest, collectively providing us with up to $140.0 million of financing commitments. As of March 31, 2018, a total of $92.0 million remained available to us under the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement and the $40.0 million financing commitment under the Hercules Loan Agreement was fully drawn. We have funded our operations primarily from the issuance and sale of our common shares and the financing commitments from NovaQuest and Hercules. Additional information regarding these financing commitments is included in Note 5, “Long-term Debt,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The majority of our operating expense is related to R&D activities. Our R&D activities primarily include activities related to the Phase 3 development of our lead product candidate, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer, as well as activities related to the development of MVT-602 for the treatment of female infertility as part of the hormonal preparation used in assisted reproduction. Our R&D expenses totaled $116.8 million and $43.5 million for the fiscal years ended March 31, 2018 and 2017, respectively. We had no R&D expenses for the period from February 2, 2016 (Date of Inception) to March 31, 2016. We expect our net losses, negative cash flows, and operating expenses to increase as we continue the development of, and seek regulatory approval for, our product candidates, and grow our company.
As of March 31, 2018, we had approximately $108.6 million of cash and $92.0 million of financing commitments available to us under the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement. In the first quarter of fiscal 2018, we issued and sold 3,877,144 of our common shares at a weighted-average-price of $20.67 per common share for aggregate net proceeds to us of approximately $80.1 million after deducting commissions. Specifically, on April 4, 2018, we completed a private placement with RSL, pursuant to which we issued and sold to RSL 1,110,015 of our common shares at a purchase price of $20.27 per common share for total gross proceeds of $22.5 million. In addition, on April 2, 2018, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell our common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent. In the first quarter of fiscal year 2018, we issued and sold 2,767,129 of our common shares under the sales agreement at a weighted-average-price of $21.47 per common share for aggregate net proceeds to us of approximately $57.6 million, after deducting commissions.
We manage our operations and allocate resources as a single operating and reporting segment. Additional financial information regarding our operations, assets and liabilities, including our net loss for the fiscal years ended March 31, 2018 and 2017, and for the period from February 2, 2016 (Date of Inception) to March 31, 2016, and our total assets as of March 31, 2018 and 2017 is included in our consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K.
Employees
As of March 31, 2018, we had 86 employees. As described above under “Our Key Agreements—Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH,” certain employees of RSI and RSG provide services to us pursuant to the Services Agreements. Our employees are not represented by labor unions or covered by collective bargaining agreements, and we believe our relations with our employees are good.
Corporate Information
We are an exempted limited company incorporated under the laws of Bermuda on February 2, 2016 under the name Roivant Endocrinology Ltd. We changed our name to Myovant Sciences Ltd. in May 2016. We have four direct or indirect wholly owned subsidiaries, including Myovant Holdings Limited, a private limited company incorporated under the laws of England and Wales, Myovant Sciences, Inc., a Delaware corporation, Myovant Sciences GmbH, a company with limited liability formed under the laws of Switzerland and Myovant Sciences Ireland Limited, a company with limited liability formed under the laws of Ireland. We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements. Our common shares are currently listed on the New York Stock Exchange under the symbol “MYOV.”
Available Information
Our website is www.myovant.com. The contents of our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov.

Item 1A.                                                Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K occurs, our business, operating results, and financial condition could be seriously harmed and the trading price of our common shares could decline and you could lose all or part of your investment in our common shares. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. See the section of this Annual Report on Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business, Financial Position and Capital Requirements
We have a limited operating history and no history of commercializing products, which may make it difficult to evaluate our business and prospects.
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2016, and our operations to date have been limited to organizing and staffing our company, raising capital, identifying and in-licensing our product candidates, including acquiring worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, preparing for and advancing our product candidates into clinical development, conducting global clinical trials, and preparing for the potential commercialization of relugolix. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties in achieving our business objectives. If our product candidates are approved by the U.S. Food and Drug Administration, or FDA, we will need to expand our capabilities to support commercial activities and we may not be successful in adding such capabilities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
We have incurred significant losses since our inception and expect to continue to incur significant and increasing losses for the foreseeable future; and we have not generated any revenue from any commercial products and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have focused our efforts on research and development with the goal of achieving regulatory approval and have incurred significant operating losses. Our net loss was $143.3 million and $83.4 million for the fiscal years ended March 31, 2018 and 2017, respectively, and $1.7 million for the period from February 2, 2016 (Date of Inception) to March 31, 2016, and, as of March 31, 2018, we had an accumulated deficit of $228.5 million.
We expect to continue to incur significant and increasing losses over the next several years as we continue to develop relugolix and MVT-602. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our results of operations, financial position and working capital. If we obtain regulatory approval for relugolix or MVT-602, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.
Neither relugolix nor MVT-602 has been approved for marketing anywhere in the world, and they may never receive such approval. As a result, we have never generated any product revenue. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of relugolix and MVT-602, obtain necessary regulatory approvals, and have relugolix and MVT-602 manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize relugolix or MVT-602. Even if we successfully obtain regulatory approvals to market relugolix or MVT-602, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for relugolix and MVT-602 and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of relugolix or MVT-602, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.

We are heavily dependent on the success of relugolix and MVT-602, our only product candidates, which are still under clinical development, and if either relugolix or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We are a clinical-stage biopharmaceutical company with no products approved for commercial sale. We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates, relugolix and MVT-602. Our business and our ability to generate revenue depends heavily on the successful clinical development, regulatory approval and commercialization of these product candidates, which may never occur. We currently generate no revenues from sales of any product. We may never receive regulatory approval for any indication for relugolix or MVT-602 and may never be able to develop or commercialize a marketable product. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We are not permitted to market relugolix or MVT-602 in the U.S. until we receive approval of New Drug Applications, or NDAs, or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries.
Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of relugolix or MVT-602. See the Risk Factor titled “The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our full market potential.” We have not submitted an NDA to the FDA, or any comparable application to any other regulatory authority.
Even if we receive regulatory approval for relugolix or MVT-602, our ability to generate revenues from relugolix or MVT-602 will depend on our ability to:

•	set an acceptable price for relugolix or MVT-602 and obtain coverage and adequate reimbursement for third-party payors;

•	establish effective sales, marketing, and distribution systems in jurisdictions around the world for relugolix (excluding Japan and certain other Asian countries) or MVT-602;

•	initiate and continue relationships with Takeda and/or other third-party manufacturers and have commercial quantities of relugolix or MVT-602 manufactured at acceptable cost and quality levels;

•	attract and retain experienced management and advisory teams;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others;

•	establish the safety and efficacy of relugolix and MVT-602 in comparison to competing products; and

•	maintain, expand, and protect our intellectual property portfolio.
If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment in us may be adversely affected.
If we are unable to formulate a fixed-dose combination version of relugolix with low-dose estradiol and progestin for women’s health indications, its potential commercial opportunity and competitive advantage could be limited.
Relugolix may cause reversible loss of bone mineral density due to the hypoestrogenic state induced by relugolix that may limit duration of use. This risk, and a related risk of hot flush, are mitigated by the co-administration of low-dose estradiol and progestin as hormonal add-back therapy. A key part of our relugolix clinical development strategy is to formulate a fixed-dose combination of relugolix with low-dose estradiol and progestin add-back therapy to facilitate patient convenience and compliance. If we are unsuccessful in our attempts to formulate a fixed-dose combination in time for the initial application for market authorization, we expect to seek approval for relugolix tablets co-packaged with commercially available low-dose estradiol and progestin. This would potentially decrease our advantages relative to our competition by requiring patients to take two pills once daily instead of one pill once daily until the fixed-dose combination could be developed. If our competitors develop a fixed-dose combination with hormonal add-back therapy before we do, or if we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.

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
In October 2017, we and our subsidiaries entered into the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement. Our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement are secured by a second lien security interest in substantially all of our and our subsidiaries’ assets, other than intellectual property, and our obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of our and our subsidiaries’ respective assets, other than intellectual property.
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
Part of our strategy involves identifying and acquiring or in-licensing novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•	the process by which we identify and decide to acquire product candidates may not be successful;

•
potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or

•	potential product candidates may not be effective in treating their targeted diseases.
We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Further, time and resources spent searching for, identifying, acquiring, and developing potential product candidates may distract management’s attention from our primary business or other development programs. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy, our financial position, and common share price.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of relugolix or MVT-602.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize relugolix and MVT-602. These expenditures will include costs associated with the Takeda License Agreement, pursuant to which we are obligated to cover substantial development costs of relugolix and MVT-602 and make royalty payments in connection with the net sales of resulting products, if any.
We will require additional capital to complete the development and potential commercialization of relugolix and MVT-602. Because the length of time and activities associated with successful development of relugolix and MVT-602 are highly uncertain, we are unable to estimate with certainty the actual capital we will require for development and any approved marketing and commercialization activities. Under the terms of the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement, failure of relugolix clinical trials would negatively impact our ability to obtain the remaining financing currently available to us. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
We believe that our existing cash, together with the remaining financing commitments of $92.0 million available to us from NovaQuest will be sufficient for us to fund our operations for at least the next 12 months. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Raising additional funds by issuing equity securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through collaboration and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
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
In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

We rely on agreements with Takeda to provide rights to the core intellectual property relating to our existing product candidates and to supply us with clinical trial material to support development of relugolix and MVT-602. Any termination or loss of significant rights under those agreements would adversely affect our development or commercialization of relugolix and MVT-602.
We have licensed our core intellectual property relating to relugolix and MVT-602 from Takeda. If, for any reason, the Takeda License Agreement is terminated or we otherwise lose those rights, it would adversely affect our business. The Takeda License Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection, and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda and Takeda may have the right to terminate our license, which would result in us being unable to develop, manufacture, and sell relugolix and MVT-602.
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited will supply us, and we will obtain from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. If we request, Takeda Limited will assist us with a technical transfer of the manufacturing process for relugolix to us or our designee and we will pay the expenses related to such transfer. On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. We will pay the expenses related to such transfers. If Takeda fails to fulfill its obligations to manufacture and supply clinical and/or commercial quantities of relugolix to us or to enable the transfer of the manufacturing process for relugolix to us or our designee, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
We currently have a limited number of employees who are employed by our wholly owned subsidiaries and we rely on Roivant Sciences, Inc. and Roivant Sciences GmbH to provide various services for us.
As of March 31, 2018, we had 86 employees. To operate our business, we rely in part on services provided by RSI and RSG, wholly owned subsidiaries of RSL, pursuant to the RSI Services Agreement and the RSG Services Agreement, as described under Part I. Item 1. “Business—Our Key Agreements—Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH.” Personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility or act exclusively for us, and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us.
If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected. If either the RSI Services Agreement or the RSG Services Agreement is terminated for any reason, we may be unable to contract with substitute service providers on similar terms, in a timely fashion or at all, and the costs of substituting service providers may be substantial. In addition, a substitute service provider may not be able to provide the same level of services to us due to lack of pre-existing knowledge or synergies. In that case, the operations of our business would be adversely affected.
Our future success depends on our ability to attract and retain key personnel.
We expect to hire additional employees for our managerial team and other teams supporting G&A, operations and many other functions. Many of the other pharmaceutical companies we currently compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances of career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. Due to these reasons, we may not be able to attract or retain qualified personnel.

In addition, our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team and key employees. Our senior management and key employees may terminate their positions with us at any time. In addition, we do not maintain “key person” insurance for any of our executives or other employees. If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategies could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize products successfully. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital, our ability to commercialize relugolix or MVT-602 if we obtain regulatory approvals, and our ability to implement our business strategies.
We plan to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
We expect to expand our organization and hire additional employees. Our management is expected to have increasing responsibilities to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors which may divert a disproportionate amount of its attention away from our day-to-day activities. The expected growth may also require significant capital expenditures and divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be adversely affected, and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize relugolix, MVT-602 or any potential future product candidate may be adversely affected.
Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; manufacturing and cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.,” and “If we obtain approval to commercialize any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are found to be in violation of any such regulatory standards or requirements, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.
Part of our business strategy involves international expansion, including establishing and maintaining operations outside of the U.S. and establishing and maintaining relationships with health care providers, payors, government officials, distributors and manufacturers globally. Conducting business internationally involves a number of risks, including:

•
multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

•	possible failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

•	difficulties in managing foreign operations;

•	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable, and exposure to foreign currency exchange rate fluctuations;

•	reduced protection for intellectual property rights;

•
business interruptions resulting from geopolitical actions, economic instability, or natural disasters, including, but not limited to, wars and terrorism, political unrest, outbreak of disease, earthquakes, boycotts, curtailment of trade, and other business restrictions;

•
failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, or GDPR, which introduces strict requirements for processing personal data of individuals within the European Union; and

•
failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

Also, see the Risk Factor titled “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.” Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, negatively impact our financial condition, results of operations, and cash flows.
Our internal computer systems, as well as those of RSI and RSG, and our third-party collaborators, consultants or contractors, may fail or suffer cybersecurity breaches and data leakage, which could result in a material disruption of our business and operations.
Our computer systems, as well as those of RSI, RSG and our Contract Research Organizations, or CROs, contract manufacturing organizations, or CMOs, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access, data breaches, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our information systems or unauthorized persons could cause interruptions in our operations and result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of relugolix or MVT-602 or any future product candidate could be delayed.
The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devises. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our information system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent services interruptions or security breaches.

If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulation, we may be subject to liabilities that adversely affect our business, operations and financial performance.
Our information security systems are subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA, and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information.
We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation, or GDPR, which introduces strict requirements for processing personal data. The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of the annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by European Union national law, and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Use of social media platforms presents new risks.
We believe that our targeted patient population is active on social media. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our product candidates on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
The failure to successfully implement an enterprise resource planning system could adversely impact our business and results of operations.
RSI and RSG commenced the implementation of a company-wide enterprise resource planning, or ERP, system to upgrade certain existing business, operational, and financial processes, upon which we rely. ERP implementations are complex and time-consuming projects that require transformations of business and finance processes in order to reap the benefits of the ERP system; any such transformation involves risk inherent in the conversion to a new computer system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control over financial reporting could cause us to fail to comply with our U.S. Securities and Exchange Commission, or SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and could impact ongoing and planned clinical trials as well as limit commercialization of any products that we may develop.
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
The product liability and clinical trial insurance we currently carry, and any additional product liability and clinical trial insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for relugolix or MVT-602, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our common share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.

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
Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, Takeda’s Phase 2 trial for relugolix in men with advanced prostate cancer, C27002, did not meet the criteria for success for its primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, statistical powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in or the discontinuation of advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of early clinical trials of relugolix and MVT-602 may not be predictive of the results of our planned development programs, and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results.
The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	lack of effectiveness during clinical trials;

•	identification of dosing issues;

•
inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	slower than expected rates of patient recruitment and enrollment or failure to recruit suitable patients to participate in a trial;

•	failure to open a sufficient number of clinical trial sites;

•	unanticipated impact from changes in or modifications to clinical trial design;

•	inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols;

•	premature discontinuation of study participants from clinical trials or missing data;

•
failure to manufacture or release sufficient quantities of relugolix, MVT-602, estradiol, progestin or placebo or failure to obtain sufficient quantities of concomitant medication, that in each case meet our quality standards, for use in clinical trials;

•	inability to monitor patients adequately during or after treatment; or

•	inappropriate unblinding of study results.

Further, we, the FDA or an institutional review board, or IRB, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practice, or GCP, or Good Manufacturing Practice, or GMP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application, or IND, or other submissions or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement or completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of relugolix or MVT-602 could be harmed, and our ability to generate product revenue from relugolix or MVT-602 may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our common share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
In addition, prior to our acquisition of worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of either relugolix or MVT-602. We are dependent on Takeda having conducted such research & development in accordance with the applicable protocols, legal, regulatory, and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.
The results of our clinical trials may not support our proposed claims for relugolix or MVT-602.
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the efficacy or safety of relugolix or MVT-602. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and nonclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of nonclinical and early clinical studies of our product candidates may not be predictive of the results of later-stage nonclinical studies or clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize relugolix and MVT-602 and generate product revenue.
Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.
Takeda is developing relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical trials in Japan in women with uterine fibroids and announced that it had submitted the data from both of these trials to the Ministry of Health, Labour and Welfare in Japan for marketing authorization of relugolix in Japan for the treatment of uterine fibroids. Favorable announcements by Takeda regarding these trials do not guarantee that the results of our clinical trials will also be favorable as the designs of our Phase 3 clinical trials differ from those of Takeda. Further, if subsequent announcements by Takeda regarding its development of relugolix are unfavorable, it could negatively impact our clinical development plans for relugolix.

Recruitment, enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our clinical trials. Enrollment in our clinical trials may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion. Furthermore, any negative results we or Takeda may report in clinical trials of our product candidate may make it difficult or impossible to recruit, enroll, and retain patients in other clinical trials of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment, enrollment, or retention in our clinical trials. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical trials, delaying or potentially preventing us from completing clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop relugolix and MVT-602, or could render further development impossible.
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
We are aware of several companies that are developing drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. Additional information regarding our competition is included in Part I. Item 1. “Business — Competition.” Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.
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
We will face competition from other drugs currently approved or that will be approved in the future for the treatment of uterine fibroids, endometriosis, and advanced prostate cancer, as well as infertility in females. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize medicines that are superior in safety and efficacy to other products in the market;

•	demonstrate through our clinical trials that relugolix or MVT-602 are differentiated from existing and future therapies;

•	attract qualified scientific, product development, and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

•	successfully collaborate with pharmaceutical companies in the discovery, development, and commercialization of new medicines.
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
Relugolix and MVT-602 and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by similar regulatory authorities outside the U.S. Failure to obtain marketing approval for relugolix and MVT-602 will prevent us from commercializing them.
We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that neither relugolix, MVT-602 nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor Takeda, nor any future collaborator is permitted to market any of our product candidates in the U.S. or any other jurisdiction until we receive regulatory approval of an NDA from the FDA or similar regulatory authorities outside of the U.S.
The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authority. Prior to submitting an NDA to the FDA or any comparable application to any other foreign regulatory authorities for approval of relugolix, we will need to complete our ongoing Phase 3 programs for relugolix, and for approval of MVT-602, we will need to complete Phase 2 and Phase 3 clinical trials. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.
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
Furthermore, concern has been raised by the FDA about a potential increase in the risk of diabetes and certain cardiovascular diseases in men with prostate cancer treated with GnRH agonists. On May 18, 2018 the European Medicines Agency Pharmacovigilance Risk Assessment Committee, or PRAC, completed its review of Esmya (ulipristal acetate) following reports of serious liver injury. The PRAC concluded that Esmya may have contributed to the development of some cases of serious liver injury. The PRAC has recommended that Esmya must not be used in women with known liver problems and should be used for more than one treatment course only in women who are not eligible for surgery. Liver function testing should be performed at the start of each treatment course and once a month and for two to four weeks after stopping treatment for the first two treatment courses. Although a different class of drugs, the review of post-marketing events of liver toxicity for Esmya by the PRAC, may lead to increased scrutiny regarding liver function for GnRH antagonists. For example, the FDA has extended the PDUFA date for elagolix in endometriosis, requesting additional information on patients with abnormal liver function.

If any of our product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw their approval of the product or require a Risk Evaluation and Mitigation Strategy, or a REMS (or equivalent outside the U.S.) to impose restrictions on its distribution or other risk management measures;

•	we may be required to recall a product;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or to conduct additional clinical trials;

•	we may be required to repeat a nonclinical study or clinical trial or terminate a program, even if other studies or trials related to the program are ongoing or have been successfully completed;

•	we could be sued and held liable for harm caused to patients;

•	we could elect to discontinue the sale of our product;

•	the product may become less competitive; and

•	our reputation may suffer.
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
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Even if we obtain regulatory approval for our product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping, and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions—including in some cases, a boxed warning—be included in the product labeling. If relugolix or MVT-602 receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S., and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorney Generals and other foreign regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including:

•	restrictions on the manufacture of such products;

•	restrictions on the labeling or marketing of such products;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	requirement of a REMS (or equivalent outside the U.S.);

•	Warning or Untitled Letters;

•	withdrawal of the products from the market;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of such products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of relugolix or MVT-602 or any future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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
Because we expect sales of relugolix and MVT-602, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of these product candidates to obtain market acceptance would harm our business and could require us to seek additional financing.
If we are unable to establish sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, if approved.
We are currently building our sales and marketing infrastructure; however, we currently do not have an established infrastructure for the sales, marketing, or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial, and other nontechnical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization.
We expect to build a focused sales, distribution, and marketing infrastructure to market our product candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could delay any product launch, which would adversely impact its commercialization. For example, if the commercial launch of relugolix or MVT-602, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.
If either relugolix or MVT-602 is approved for marketing outside of the U.S., we intend to enter into agreements with third parties to market these products in certain jurisdictions. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•	reduced or no protection of intellectual property rights;

•	unexpected changes in tariffs, trade barriers, and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign reimbursement, pricing, and insurance regimes;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•
potential noncompliance with the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, or similar antibribery and anticorruption laws in other jurisdictions as well as various regulations pertaining to data privacy, such as the GDPR;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires.
Also, see the Risk Factor titled “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.” We have no prior experience in these countries, and many biopharmaceutical companies have found the process of marketing their products in foreign countries to be very challenging.

Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
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

•
a number of federal, state and foreign laws, regulations, guidance and standards that impose requirements regarding the protection of health or other personal data that are applicable to or affect our operations;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•
analogous state and foreign laws and regulations, such as state antikickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price, and other harm to our business, financial condition, and results of operations. Defending against any such actions can be costly, time- consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize relugolix or MVT-602 and affect the prices we may obtain.
In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of relugolix or MVT-602, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval.
For example, in the U.S. in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, or ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the healthcare industry, and impose additional healthcare policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs.
The financial impact of the ACA over the next few years will depend on a number of factors including, but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees.
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated under the ACA.
In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” to reduce the cost of prescription drugs while preserving innovation and cures. Although some of these and other proposals will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For more information about healthcare reform, please see Part I. Item 1. “Business —Government Regulation — Healthcare Reform.”

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell them profitably, if approved.
Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop through approval will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.
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
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future drugs, if approved.

Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and will rely on Takeda and its affiliates and other third parties to produce clinical and commercial supplies of relugolix and MVT-602 and any future product candidate.
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and third-party contract manufacturing organizations. Takeda has retained rights to further develop and commercialize relugolix in Japan and certain other Asian countries, and Takeda is continuing to develop relugolix in Japan. In April 2016, we acquired exclusive worldwide rights to MVT-602 for all human diseases and conditions. Takeda is no longer developing this compound. We expect that manufacturing support provided by Takeda will be sufficient for us to complete our ongoing Phase 3 programs for relugolix. We expect that the MVT-602 drug substance transferred from Takeda to us under the terms of the Takeda License Agreement will be sufficient for our near-term development plans. However, additional process development and manufacturing would be required in order for us to complete Phase 2 and 3 clinical studies for MVT-602. The drug substance transferred from Takeda may not meet our quality standards and may be disqualified from use in our planned clinical programs. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards. Further, we are dependent on third parties to help formulate and manufacture a fixed-dose combination of relugolix and low-dose estradiol and progestin. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
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
We also will rely on Takeda or other third-party manufacturers to supply us with sufficient quantities of relugolix and MVT-602 to be used, if approved, for the commercialization of each. The facilities used by Takeda and our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to develop a fixed-dose combination product of relugolix and low-dose estradiol and progestin;

•	failure of the drug substance transferred from Takeda to meet our product specifications and quality requirements;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including GMP and similar foreign standards;

•	deficient or improper record-keeping;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

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
Manufacturing problems, including at our third-party manufacturers and corporate partners, could cause inventory shortages and delay product shipments and regulatory approvals, which may adversely affect our business operations.
In order to sustain our business, we must be able to produce sufficient quantities of our product candidates to satisfy our clinical trial needs and any approved products to satisfy demand. Our product candidates and products, if approved, are a result of complex manufacturing processes. The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations.
Our product candidates are currently manufactured by third-party manufacturers or corporate partners and we expect that any future product candidates as well as any products, if approved, will be manufactured by third-party manufacturers or corporate partners. We depend on these third parties to perform manufacturing activities effectively and on a timely basis.
Our third party manufacturers and corporate partners are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or corporate partners fail to perform as required, this could cause delays in our clinical trials and applications for regulatory approval, as well as meet demand for any approved products. We utilized a limited number of third-party manufacturers and corporate partners and may not be able to locate additional or replacement facilities on a reasonable basis, or at all.
Pharmaceutical manufacturing operations are subject to routine inspections by regulatory agencies. If we or our third-party manufacturers and corporate partners are unable to remedy any deficiencies cited by FDA in its inspections, our ability to deliver product candidates to clinical trial sites on a timely basis, the timing of any potential regulatory approvals of products in development, and our ability to deliver commercial product for any approved products, could be negatively impacted. To the extent that any of these risks materialize, our business and financial results may be adversely affected.
We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell any of our product candidates, if approved.
We need access to certain supplies and products to conduct our clinical trials and to manufacture commercial inventories of our product candidates, if approved. If we are unable to purchase sufficient quantities of these materials or find suitable alternate materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture commercial products would be limited.

Suppliers of key components and materials must be named in the new drug application or marketing authorization application filed with the FDA, European Medicines Agency, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any single suppliers for any of our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake, equipment failure, or other difficulty, may negatively impact our development and commercialization efforts.
If we were to encounter any of these difficulties, our ability to provide our products, if approved, and product candidates to patients would be jeopardized.
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

In addition, we and our CROs are subject to various data privacy laws in the U.S., Europe, and elsewhere that are often uncertain, contradictory, and evolving. It is possible that these data privacy laws may be interpreted and applied inconsistent with our or our CROs practices. If so, this could result in government imposed fines or orders requiring that we or our CROs change our practices, which could adversely affect our business.
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
We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to relugolix, MVT-602, and any future product candidates. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect relugolix, MVT-602 or any future product candidate in the U.S. or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover relugolix, MVT-602 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for relugolix, MVT-602 or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future drugs. Any such outcome could have a materially adverse effect on our business.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been and will continue to be the subject of litigation and new legislation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, many countries restrict the patentability of methods of treatment of the human body. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Moreover, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates.
We have licensed certain intellectual property rights covering our current product candidates from Takeda. If, for any reason, the Takeda License Agreement is terminated or we otherwise lose those rights, it could adversely affect our business. The Takeda License Agreement imposes, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.
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
Third party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development and commercialization of relugolix, MVT-602, and any future product candidate.
Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation, and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. We have conducted searches for information in support of patent protection and otherwise evaluate the patent landscape for relugolix and MVT-602, and, based on these searches and evaluations to date, we do not believe that there are valid patents which contain granted claims that could be asserted with respect to relugolix or MVT-602. However, we may be incorrect.
Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.

In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.
We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

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
The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.
We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
Filing, prosecuting, and defending patents covering relugolix, MVT-602, and any future product candidate throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
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
Although our common shares are listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by passive investors (for example, RSL beneficially owning approximately 59.1% of our outstanding common shares as of June 4, 2018), trading in our common shares may be less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in the commencement, enrollment, and ultimate completion of our clinical trials;

•	actual or anticipated results of clinical trials of relugolix, MVT-602 or those of our competitors;

•
any delay in filing an NDA or similar application for relugolix or MVT-602 and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of that NDA or similar application, as the case may be;

•	failure to successfully develop and commercialize relugolix, MVT-602 or any future product candidate;

•	inability to obtain additional funding;

•	regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to relugolix, MVT-602, or any future product candidate;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for relugolix, MVT-602 or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	changes in estimates of financial results or investment recommendations by securities analysts;

•
significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	short sales of our common shares;

•	sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;

•	sales or purchases of our common shares by our Section 16 officers;

•	issuance of additional shares of our common shares, or the perception that such issuances may occur, including through our “at-the-market” offering program;

•	negative coverage in the media or analyst reports, whether accurate or not;

•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;

•	trading liquidity of our common shares;

•	investors’ general perception of our company and our business;

•	general political, economic, industry, and market conditions;

•	effects of natural or man-made catastrophic events; and

•	the other factors described in this “Risk Factors” section.
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
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
We are a “controlled company” within the meaning of the applicable rules of the NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to such requirements.
RSL controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have elected to use certain of these exemptions and we may continue to use all or some of these exemptions in the future. As a result, you may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval.
Based on our common shares outstanding as of March 31, 2018, RSL beneficially owns approximately 61.0% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
Future sales of our common shares, or the perception that such sales may occur, including through our “at-the-market” equity offering program could depress our common share price, even if our business is doing well.
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
All of the shares sold in our IPO and through our “at-the market” equity offering program, as well as shares issued upon the exercise of options granted to persons other than our officers and directors, are freely transferable without restrictions or further registration under the Securities Act. If our major shareholders, including RSL and Takeda, or any of our executive officers or directors were to sell a substantial portion of our common shares, or if the market perceived that RSL, Takeda or any of our executive officers or directors intends to sell our common shares, it could negatively affect our common share price.
We have filed a registration statement on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plan. In addition, we have filed an amended registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $300.0 million of our securities, as well as the resale of up to 49,800 common shares held by Hercules. Sales of these common shares or the issuance of such securities may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue additional common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares and result in dilution to the market price of our common shares.
In April 2018, we entered into an “at-the-market” sales agreement with Cowen and Company, LLC, or Cowen pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $100.0 million through Cowen, acting as our agent. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, changing rules and regulations may increase our legal and accounting compliance costs and make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management.
If we are unable to develop and maintain proper and effective internal control over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common shares, may be adversely affected.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.
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
We are a Bermuda exempted company. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction. It may be difficult for investors to enforce in the U.S. judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.
Bermuda law differs from the laws in effect in the U.S. and may afford less protection to our shareholders.
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

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations. For example, Myovant Sciences GmbH is our principal operating company for conducting our business and the entity that holds our intellectual property rights in relugolix and MVT-602. The establishment of this Swiss entity as our principal operating company and the transfer of our intellectual property rights to this entity may result in a higher overall effective tax rate.

The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
We and RSL, our principal shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland, Ireland, and the U.S. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, our parent company, and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, on December 22, 2017, “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” commonly known as the Tax Cuts and Jobs Act, was enacted in the United States, which introduced a comprehensive set of tax reforms. We continue to assess the impact of such tax reform legislation on our business and may determine that changes to our structure, practice or tax positions are necessary in light of the Tax Cuts and Jobs Act. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate income tax rate from the previous 35 percent to 21 percent. The Tax Cuts and Jobs Act in conjunction with the tax laws of other jurisdictions in which we operate, however, may require consideration of changes to our structure and the manner in which we conduct our business. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom and Switzerland), the U.S., Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the Organisation for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
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

U.S. holders that own 10% or more of the vote or value of our common shares may suffer adverse tax consequences because we and/or any of our non-U.S. subsidiaries are expected to be characterized as a “controlled foreign corporation,” or a CFC, under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended, or the Code.
A non-U.S. corporation is considered a CFC if more than 50 percent of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or, for taxable years of non-U.S. corporations beginning after December 31, 2017 and for taxable years of shareholders with or within which such taxable years of non-U.S. corporations end, 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
As a result of certain changes in the U.S. tax law introduced by the Tax Cuts and Jobs Act, we believe that we and our non-U.S. subsidiaries are classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares and the impact of the Tax Cuts and Jobs Act, especially the changes to the rules relating to CFCs.
U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares.
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. With respect to the taxable year that ended on March 31, 2018 and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
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

Item 1B.                                                Unresolved Staff Comments
None.

Item 2.                                                Properties
Our principal offices are located at Suite 1, 3rd Floor, 11-12 St. James’s Square, London, United Kingdom SW1Y 4LB. Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also have business operations in Brisbane, California and Basel, Switzerland. We do not own any properties.
We lease office space located in Brisbane, California, pursuant to an operating lease agreement that expires in May of 2026. We have the option to extend the lease term for an additional seven years. We believe that our leased facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.

Item 3.                                                         Legal Proceedings
From time to time, we may become involved in legal proceedings related to claims arising from the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, or financial condition.

Item 4.         Mine Safety Disclosures.
Not applicable.

PART II.

Item 5.                                     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Shares
In November 2016, we completed our initial public offering, or IPO, and our common shares began trading on the New York Stock Exchange, or NYSE, under the symbol “MYOV” on October 27, 2016. Prior to that date, there was no established public trading market for our common shares.
The following table sets forth the range of the high and low sales price per common share, as reported on the NYSE, for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Share Price
	High	Low
Year Ended March 31, 2018
First Quarter	$15.50	$10.90
Second Quarter	$15.74	$9.92
Third Quarter	$18.85	$11.30
Fourth Quarter	$24.14	$12.31

Year Ended March 31, 2017
Third Quarter (1)	$15.50	$10.25
Fourth Quarter	$12.93	$10.30

(1) Our common shares commenced trading on the NYSE on October 27, 2016.
On June 4, 2018, the last reported sales price for our common shares on the NYSE was $23.27 per common share.

Shareholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of the close of business on June 4, 2018, we had seven shareholders of record. The actual number of shareholders is greater than this number of record shareholders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of shareholders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our common shares. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on a number of factors, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.  In addition, pursuant to Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) that the realizable value of its assets would thereby be less than its liabilities. Under our amended and restated bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares. Furthermore, our ability to pay cash dividends is currently restricted by the terms of the NovaQuest Capital Management Securities Purchase Agreement and the Hercules Capital, Inc. Loan Agreement.
Share Price Performance Graph
The following graph illustrates a comparison of the total cumulative shareholder return for our common shares since market close on October 27, 2016, the date our common shares began trading on the NYSE, with the cumulative total returns of the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals & Biotechnology Index.
The graph assumes an initial investment of $100 in our common shares at the closing price of $13.26 on October 27, 2016 (our initial listing date), and in each of the indexes with relative performance tracked through March 31, 2018, assuming reinvestment of the full amount of all dividends, if any.

Historical shareholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return
Among Myovant Sciences Ltd., the S&P 500 Index,
and the Dow Jones US Pharmaceuticals & Biotechnology Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Oct-2016
Mar-2017
Mar-2018
MYOV US Equity
Dow Jones US Pharmaceuticals & Biotechnology Index
S&P 500 Index

This performance graph shall not be deemed “soliciting material” or “filed” with the United States Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer
None.
Use of Proceeds from Initial Public Offering
On November 1, 2016, we completed our IPO, in which we issued and sold 14,500,000 common shares at a public offering price of $15.00 per share, for gross proceeds of $217.5 million. All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-213891), which was declared effective by the SEC on October 26, 2016. Citigroup Global Markets Inc., Cowen and Company, LLC, Evercore Group L.L.C. and Barclays Capital Inc. acted as book-running managers for our IPO. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs payable by us.
No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.
We have been using the net proceeds from our IPO primarily to fund the nonclinical and clinical development of relugolix and MVT-602, to expand our internal research and development capabilities, and for general corporate purposes.
There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC on October 27, 2016, pursuant to Rule 424(b) under the Securities Act.

Item 6.                                    Selected Financial Data
In the table below, we have included our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements. The consolidated statements of operations data for the years ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016 and the consolidated balance sheet data as of March 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of March 31, 2016 has been derived from our audited consolidated financial statements not included herein. You should read the following selected consolidated financial data in conjunction with our audited consolidated financial statements and related notes and Part II. Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Statements of Operations Data	(In thousands, except share and per share data)
Operating expenses:
Research and development
(includes $3,674, $3,893 and $0 of share-based compensation expense for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016, respectively)	$116,832	$43,500	$—
General and administrative
(includes $7,909, $4,824 and $987 of share-based compensation expense for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016, respectively)	24,231	12,357	1,657
Total operating expenses	141,063	55,857	1,657
Changes in the fair value of the Takeda warrant liability	—	27,518	—
Interest expense	2,046	—	—
Other (income) expense	(67)	139	—
Loss before income taxes	(143,042)	(83,514)	(1,657)
Income tax expense (benefit)	213	(74)	—
Net loss	$(143,255)	$(83,440)	$(1,657)
Net loss per common share — basic and diluted	$(2.41)	$(1.70)	$(0.04)
Weighted average common shares outstanding — basic and diluted	59,520,747	49,184,668	37,231,342

	March 31,
	2018	2017	2016
Balance Sheet Data	(In thousands)
Cash	$108,624	$180,838	$—
Working capital	$77,678	$165,827	$(223)
Total assets	$119,101	$185,278	$—
Long-term liabilities	$44,287	$165	$—
Accumulated deficit	$(228,474)	$(85,097)	$(1,657)
Total shareholders’ equity (deficit)	$37,729	$166,776	$(223)

Item 7.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment of women’s health and endocrine diseases. Our goal is to be the leading global biopharmaceutical company focused on treating women’s health and endocrine diseases in areas of high unmet medical need. Our lead product candidate is relugolix, an oral once-daily small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist. We are advancing relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin agonist, for the treatment of female infertility as a part of the hormonal preparation used in assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda Pharmaceuticals International AG, or Takeda. Additional information regarding our business and product candidates is included in Part I. Item 1. “Business” of this Annual Report on Form 10-K.
We were incorporated in February 2016, and our operations to date have been limited to organizing and staffing our company, raising capital, identifying and in-licensing our product candidates, including acquiring worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, preparing for and advancing the clinical development of our product candidates and preparing for the potential commercialization of relugolix. To date, we have not generated any revenue. We have funded our operations primarily from the issuance and sale of our common shares and from the financing commitments available to us under the NovaQuest Securities Purchase Agreement, the NovaQuest Equity Purchase Agreement, and the Hercules Loan Agreement. We have incurred significant losses since our inception and we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. We expect our losses, negative cash flows, and operating expenses to increase as we continue the clinical development of, and seek regulatory approval for, our product candidates, and grow our company.
In November 2016, we completed our initial public offering, or IPO, in which we sold 14,500,000 common shares at a price of $15.00 per common share. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs payable by us.
In October 2017, we and our subsidiaries, entered into financing arrangements with NovaQuest and Hercules under which we obtained financing commitments of up to $140.0 million. As of March 31, 2018, a total of $92.0 million remained available to us under the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement and the $40.0 million financing commitment under the Hercules Loan Agreement was fully drawn.
As of March 31, 2018, we had an accumulated deficit of $228.5 million. We recorded net losses of $143.3 million, $83.4 million and $1.7 million for the years ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016, respectively.
Subsequent Events
On April 2, 2018, we entered into a share purchase agreement, or the Purchase Agreement, with Roivant Sciences Ltd., or RSL, pursuant to which we agreed to issue and sell to RSL 1,110,015 of our common shares at a purchase price of $20.27 per common share in a private placement, or the Private Placement. In April 2018, we received gross proceeds of $22.5 million from RSL at the closing of the Private Placement.
On April 2, 2018, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell our common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent. In the first quarter of fiscal year 2018, we issued and sold 2,767,129 of our common shares under the Sales Agreement. The common shares were sold at a weighted-average-price of $21.47 per common share for aggregate net proceeds to us of approximately $57.6 million, after deducting commissions.
On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. We will pay the expense related to such transfers.

Financial Operations Overview
Revenue
To date, we have not generated any revenue, and we do not expect to generate any revenue, from the sale of any products unless or until we obtain regulatory approval of and commercialize relugolix, MVT-602, or a potential future product candidate.
Research and Development Expenses
Since our inception, our operations have primarily been limited to the in-licensing of the rights to relugolix and MVT-602, the expansion of our team, and the initiation and ongoing activities of our Phase 3 clinical programs. Our research and development, or R&D, expenses include program-specific costs, as well as unallocated costs.
Program-specific costs include:

•
direct third-party costs (as well as third-party pass thru costs from Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG), which include expenses incurred under agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials, and other third-party expenses directly attributable to the development of our product candidates.

Unallocated costs include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for R&D personnel;

•	costs allocated to us for activities performed by RSI and RSG under the Services Agreements and share-based compensation expense allocated to us from RSL;

•	depreciation expenses for assets used in R&D activities; and

•	other expenses, which include the costs of consultants who assist with R&D activities not specific to a program.
R&D expenses also include in-process R&D expense related to our acquisition of the rights to our product candidates from Takeda.
R&D activities will continue to be central to our business model. We expect our R&D expenses to increase significantly in the future as we conduct our Phase 3 clinical programs for relugolix and a Phase 2a study for MVT-602, prepare to seek regulatory approval for our product candidates, expand our employee base and increase personnel-related expenses. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In addition, we expect our share-based compensation expense to increase as we continue to increase our number of R&D employees.
The duration, costs and timing of clinical trials of relugolix, MVT-602 and any other product candidates will depend on a variety of factors that include, but are not limited to:

•	the number of trials required for approval;

•	the per patient trial costs;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to recruit and enroll eligible patients;

•	the number of patients who fail to meet the study’s inclusion and exclusion criteria;

•	the number of study drugs that patients receive;

•	the drop-out or discontinuation rates of patients;

•	the potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the timing and receipt of regulatory approvals;

•	the costs of clinical trial material; and

•	the efficacy and safety profile of the product candidate.
In addition, the probability of success for relugolix, MVT-602 and any other product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
General and Administrative Expenses
General and administrative, or G&A, expenses consist primarily of employee-related expenses, such as salaries, share-based compensation expense, benefits and travel expenses, legal and accounting fees, general overhead expenses, costs billed to us under the Services Agreements, share-based compensation expense allocated to us by RSL, and consulting services relating to our formation and corporate matters.
We anticipate that our G&A expenses will continue to increase in the future to support our ongoing R&D activities and increased costs of operating as a public company. These increases will likely include costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses. Additionally, we anticipate increased costs associated with operating as a public company, including expenses related to maintaining compliance with New York Stock Exchange, or NYSE, rules and United States Securities and Exchange Commission, or SEC, requirements, insurance and investor relations costs. In addition, if relugolix or MVT-602 obtains regulatory approval for marketing, we expect that we would incur expenses associated with building medical affairs, sales and marketing teams and commercialization activities.

Results of Operations
The following table summarizes our results of operations for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016 (in thousands):

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Operating expenses:
Research and development (includes $3,674, $3,893 and $0 of share-based compensation expense for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016, respectively)	$116,832	$43,500	$—
General and administrative (includes $7,909, $4,824 and $987 of share-based compensation expense for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016, respectively)	24,231	12,357	1,657
Total operating expenses	141,063	55,857	1,657
Changes in the fair value of the Takeda warrant liability	—	27,518	—
Interest expense	2,046	—	—
Other (income) expense	(67)	139	—
Loss before income taxes	(143,042)	(83,514)	(1,657)
Income tax expense (benefit)	213	(74)	—
Net loss	$(143,255)	$(83,440)	$(1,657)

Research and Development Expenses
For the years ended March 31, 2018 and 2017, our R&D expenses consisted of the following (in thousands):

	Years Ended March 31,
	2018	2017	Change
Program-specific costs:
Relugolix	$96,854	$20,830	$76,024
MVT-602	1,532	23	1,509

In-process research and development	—	13,117	(13,117)

Unallocated costs:
Share-based compensation	3,674	3,893	(219)
Personnel expense	12,174	2,420	9,754
Services Agreements	761	1,870	(1,109)
Other expense	1,837	1,347	490
Total R&D expenses	$116,832	$43,500	$73,332
R&D expenses were $116.8 million for the year ended March 31, 2018, and consisted primarily of CRO, clinical drug supply and other study-related costs of $94.4 million, personnel expenses of $12.2 million, share-based compensation expense of $3.7 million, $0.3 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $4.2 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.
R&D expenses were $43.5 million for the year ended March 31, 2017, and consisted primarily of in-process R&D expenses of $13.1 million, which were related to our acquisition of the rights to our product candidates from Takeda and consisted of $7.7 million for the estimated fair value of the 5,077,001 common shares issued to Takeda and $5.4 million for the estimated fair value of the warrant liability. The remainder consisted primarily of costs billed to us under the Services Agreements of $7.4 million, including unallocated personnel expenses and third-party pass thru costs associated with the preparation of our clinical and other research programs, clinical manufacturing costs of $5.6 million, CRO costs of $4.7 million, and share-based compensation expense of $3.9 million, $2.2 million of which was allocated to us by RSL, and personnel expenses of $2.4 million.
We did not incur any R&D expenses for the period from February 2, 2016 (Date of Inception) to March 31, 2016.
General and Administrative Expenses
G&A expenses were $24.2 million for the year ended March 31, 2018, and consisted primarily of personnel-related and general overhead expenses of $9.9 million, share-based compensation expense of $7.9 million, including $0.7 million allocated to us by RSL, legal and professional fees of $2.9 million, and costs of $3.5 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs.
G&A expenses were $12.4 million for the year ended March 31, 2017, and consisted primarily of share-based compensation expense of $4.8 million, including $2.7 million of which was allocated to us by RSL, legal and professional fees of $3.1 million, other personnel-related and general overhead expenses of $2.8 million, and costs of $1.7 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs.
G&A expenses were $1.7 million for the period from February 2, 2016 (Date of Inception) to March 31, 2016, and consisted primarily of share-based compensation expense of $1.0 million, all of which was allocated to us by RSL, and legal and professional fees of $0.2 million, costs of $0.4 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs. The remainder consisted primarily of other personnel-related and general overhead expenses of $0.1 million.

Changes in the Fair Value of the Takeda Warrant Liability
The change in the fair value of the Takeda warrant liability was recorded as zero for the year ended March 31, 2018, as the fair value of the Takeda warrant liability was eliminated in connection with its expiration on April 30, 2017.
The change in the fair value of the Takeda warrant liability was recorded as $27.5 million of expense for the year ended March 31, 2017, as the fair value of the Takeda warrant liability decreased to $0.1 million at March 31, 2017 from $5.4 million at April 29, 2016, the date of issuance of the warrant to Takeda, primarily due to $32.8 million related to the fair value of the warrant exercised during the year ended March 31, 2017, primarily as a result of the issuance of an additional 1,977,269 common shares to Takeda, pursuant to the automatic exercise of the warrant, based upon the sale and issuance of 14,500,000 common shares to investors in the IPO, partially offset by changes in the assumptions regarding probabilities of successful financing events used to estimate the fair value of the liability.
Interest Expense
Interest expense was $2.0 million for the year ended March 31, 2018, consisting of interest expense related to the NovaQuest Securities Purchase Agreement and Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs.
There was no interest expense for the year ended March 31, 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of our common shares and from the financing commitments available to us from NovaQuest and Hercules. Prior to our IPO, our operations were funded primarily by RSL.
In November 2016, we completed our IPO in which we sold 14,500,000 common shares at a price of $15.00 per common share. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs payable by us.
In October 2017, we and our subsidiaries entered into the NovaQuest Securities Purchase Agreement, the NovaQuest Equity Purchase Agreement, and the Hercules Loan Agreement pursuant to which we obtained financing commitments of up to $140.0 million. As of March 31, 2018, a total of $92.0 million remained available to us under the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement and the $40.0 million financing commitment under the Hercules Loan Agreement was fully drawn.
On April 2, 2018, we entered into the Purchase Agreement with RSL, pursuant to which we agreed to issue and sell to RSL 1,110,015 of our common shares at a purchase price of $20.27 per common share in the Private Placement. In April 2018, we received gross proceeds of $22.5 million from RSL at the closing of the Private Placement.
On April 2, 2018, we entered into the Sales Agreement with Cowen to sell our common shares having an aggregate offering price up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent. In the first quarter of fiscal year 2018, we issued and sold 2,767,129 of our common shares under the Sales Agreement. The common shares were sold at a weighted-average-price of $21.47 per common share for aggregate net proceeds to us of approximately $57.6 million, after deducting commissions.
As of March 31, 2018, we had $108.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest. In the first quarter of fiscal year 2018, we raised net proceeds of approximately $80.1 million, after deducting commissions, from the issuance and sale of our common shares in the equity offerings described above.
Capital Requirements
For the years ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016, we had net losses of $143.3 million, $83.4 million, and $1.7 million, respectively.
We expect to continue to incur significant and increasing operating losses and negative cash flows over the next several years as we continue to develop relugolix and MVT-602. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for relugolix, MVT-602 or any future product candidate. Our losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other R&D and G&A activities. We anticipate that our capital requirements will increase substantially as we:

•	advance our Phase 3 programs of relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer;

•
conduct a Phase 2a clinical trial in healthy female volunteers to characterize the dose response curve in the controlled ovarian stimulation setting prior to studying MVT-602 in infertile women seeking pregnancy;

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

•	service debt obligations and payment of interest associated with the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement; and

•	operate as a public company.
Our primary use of cash has been and will continue to be to fund the development of relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer. As the competitive environment, particularly for the women’s health indications, continues to evolve, the clinical development expenses for these programs are expected to increase. We believe that our existing cash, together with the remaining financing commitments of $92.0 million available to us from NovaQuest will be sufficient to fund our operations for at least the next 12 months. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. Accordingly, we will need to obtain further funding through other public or private offerings of our capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of relugolix or potentially discontinue operations. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Until such time, if ever, as we can generate substantial product revenue from sales of relugolix, MVT-602, or any future product candidate, we expect to finance our operations through a combination of cash on hand, the remaining financing commitments available to us from NovaQuest, equity offerings, debt financings, and potential collaboration, license, or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. Our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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

Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Net cash used in operating activities	$(117,255)	$(18,215)	$—
Net cash used in investing activities	$(604)	$(967)	$—
Net cash provided by financing activities	$45,645	$200,020	$—
Operating Activities
For the year ended March 31, 2018, $117.3 million was used in operating activities. This was primarily attributable to a net loss for the period of $143.3 million, increases of $3.1 million in other assets and $1.9 million in prepaid expenses and other current assets along with a decrease of $1.1 million due to RSL, RSI and RSG. These amounts were partially offset by an increase in accrued expenses of $18.3 million, $11.6 million non-cash share-based compensation expense, a decrease in accounts payable of $1.2 million and $0.9 million of total depreciation and amortization expense.
For the year ended March 31, 2017, $18.2 million was used in operating activities. The net loss for the period of $83.4 million was partially offset by $13.1 million of non-cash in-process R&D expenses related to the acquisition of the rights to our product candidates, $8.7 million non-cash share-based compensation expense, $27.5 million non-cash changes in the fair value of the Takeda warrant liability, $11.8 million increase in accrued liabilities, $4.0 million allocation of personnel expenses by RSL and RSI associated with the preparation of our clinical and other research programs, the formation of our company and corporate matters, and $0.1 million other expenses.
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
Investing Activities
For the year ended March 31, 2018, $0.6 million was used in investing activities, all for the purchase of furniture and equipment.
For the year ended March 31, 2017, $1.0 million was used in investing activities, all for the purchase of furniture and equipment.
For the period from February 2, 2016 (Date of Inception) to March 31, 2016, no cash was used in investing activities.
Financing Activities
For the year ended March 31, 2018, $45.6 million was provided by financing activities. This was primarily due to the net proceeds we received from debt financings from NovaQuest and Hercules of $43.8 million and net proceeds from the issuance of common shares to NovaQuest of $1.9 million.
For the year ended March 31, 2017, $200.0 million was provided by financing activities. This was primarily due to the net proceeds from our IPO, which we completed on November 1, 2016.
For the period from February 2, 2016 (Date of Inception) to March 31, 2016, no cash was provided by financing activities.

Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future years (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations, including interest and end of term charge	$60,479	$3,758	$44,081	$10,384	$2,256
Operating lease obligations	17,396	1,347	4,072	4,327	7,650
Total	$77,875	$5,105	$48,153	$14,711	$9,906

Long-Term Debt Obligations
Long-term debt obligations reflect our obligations to pay interest on the outstanding principal amount as of March 31, 2018 of $40.0 million under the Hercules Loan Agreement and that of $6.0 million under the NovaQuest Securities Purchase Agreement, respectively, and to make periodic principal repayments, along with an end of term charge of 6.55% of the principal amount at maturity under the Hercules Loan Agreement. Our long-term debt obligation under the Hercules Loan Agreement bears interest at a prime-based variable rate. The related interest on the aggregate principal amounts outstanding to Hercules included in the above table was estimated using the interest rate in effect at March 31, 2018. See Note 5, “Long-term Debt,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Hercules Loan Agreement and NovaQuest Securities Purchase Agreement.
Operating Lease Obligations
Operating lease obligations include future rent payments under an office lease in Brisbane, California, pursuant to a lease agreement (as amended) which expires in May of 2026. We lease 40,232 square feet of office space pursuant to this lease agreement. We have the option to extend the lease term for an additional seven years. The minimum lease payments included in the table above do not include any related common area maintenance charges or real estate taxes. In addition, the operating lease obligations included in the table above do not include potential rent payments during the optional lease renewal term.
Contract Service Providers
In the course of normal business operations, we enter into agreements with contract service providers to assist in the performance of our R&D activities. Expenditures for CROs and CMOs represent significant clinical development costs. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. These cancelable contracts are not included in the table above. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.
License Agreement with Takeda
In connection with the Takeda License Agreement, we may be required to pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in our territory. We cannot, at this time, determine when or if royalty payments will be required or what the total amount of such payments may be. Therefore, such payments are not included in the table above. See Note 3, “License Agreement,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Takeda License Agreement.
Commercial Manufacturing and Supply Agreement with Takeda
In May 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement. Pursuant to the Takeda Commercial Supply Agreement, Takeda has agreed to supply us and we have agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications and in order to commercialize relugolix in accordance with the Takeda Agreement. Under the Takeda Commercial Supply Agreement, we will pay Takeda a fixed price per kilogram of relugolix drug substance through December 31, 2019. We have made and Takeda has accepted an initial firm order to supply relugolix drug substance to us through December 31, 2019. For relugolix drug substance manufactured or delivered on or after such date, we will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year.

In addition, under the Takeda Commercial Supply Agreement, Takeda has agreed to assist with the transfer of technology and Takeda manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. We have agreed to reimburse Takeda for all internal costs, and external costs, charges, and expenses, in each case, reasonably incurred by Takeda in connection with any technology transfer services.
The initial term of the Takeda Commercial Supply Agreement began on May 30, 2018 and will continue for five years. At the end of the initial term, the Takeda Commercial Supply Agreement automatically renews for successive one-year terms, unless either party gives notice of termination to the other at least 12 months prior to the end of the then-current term. The Takeda Commercial Supply Agreement may be terminated by either party upon 90 days’ notice of an uncured material breach of its terms by the other party, or immediately upon notice to the other party of a party’s bankruptcy. Each party will also have the right to terminate the Takeda Commercial Supply Agreement, in whole or in part, for any reason upon 180 days’ prior written notice to the other party, provided that any then-open purchase orders, including the initial firm order for relugolix drug substance through December 31, 2019, will remain in effect and be binding on both parties. The Takeda Commercial Supply Agreement, including any then-open purchase order thereunder, will terminate immediately upon the termination of the Takeda Agreement in accordance with its terms.
The Takeda Commercial Supply Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality management, storage, handling and transport, intellectual property, confidentiality and indemnification.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these audited consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of expenses incurred during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements, which costs are charged to R&D and G&A expenses, as well as assumptions used to estimate the fair value of common share and option awards. We base our estimates on historical experience and on various other information available to us at the time we make the estimates and judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are inherently uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and judgments that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates and judgments relating to estimating the fair value of the Takeda warrant liability which expired in April 2017, share-based compensation, R&D accruals and income taxes described below have the greatest potential impact on our audited consolidated financial statements and consider these to be critical accounting policies and estimates.
Takeda Warrant Liability
We remeasured the Takeda warrant liability at fair value during each reporting period in which it was outstanding based on significant inputs not observable in the market, which caused it to be classified as a Level 3 financial instrument within the fair value hierarchy. The valuation of the Takeda warrant liability used assumptions and estimates we believed would be made by a market participant in making the same valuation. We assessed these assumptions and estimates on an ongoing basis as additional data impacting the assumptions and estimates were obtained. Changes in the fair value of the Takeda warrant liability related to updated assumptions and estimates were recognized as other expense (income) in the accompanying consolidated statements of operations and comprehensive loss. The Takeda warrant expired on April 30, 2017.

Share-Based Compensation
We recognize share-based compensation expense related to stock options granted to employees and members of our board of directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the share-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
We recognize share-based compensation expense related to stock options granted to non-employees issued in exchange for services based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model; however, the fair value of the stock options granted to non-employees is remeasured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense or income, respectively, during the period the related services are rendered.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which are used to determine the fair value of share-based awards. These assumptions include:
Expected Term. The expected term represents the period that our share-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
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
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the stock options.
Expected Dividend. We have never paid, and do not anticipate paying, cash dividends on our common shares. Therefore, the expected dividend yield was assumed to be zero.
RSL common share awards and RSL options granted to RSL, RSI and RSG employees are valued by RSL at fair value on the date of grant and that fair value is recognized as share-based compensation expense over the requisite service period. As RSL is a non-public entity, the RSL common share awards and RSL options are classified as Level 3 by RSL due to their unobservable nature. Significant judgment and estimates were used by RSL to estimate the fair value of these awards and options, as they are not publicly traded. RSL common share awards and RSL options are subject to specified vesting schedules and requirements (a mix of time-based and performance-based events). The fair value is based on various corporate event-based considerations, including targets for RSL’s post-IPO market capitalization and future financing events. The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model. Share-based compensation expense has been and will continue to be allocated to us over the requisite service period over which these RSL common share awards and RSL options are expected to vest and based on the relative percentage of time utilized by RSL, RSI and RSG employees on our matters.
RSL restricted stock units granted to our Principal Executive Officer vest upon the achievement of both a performance and market condition, if both are achieved by the contractual expiration date and the Principal Executive Officer has remained in continuous service with RSL or any of its subsidiaries. We will recognize share-based compensation expense related to this award upon the achievement of the performance and market conditions throughout the requisite service period.
Share-based compensation expense associated with time-vesting restricted share awards and restricted stock units is based on the fair value of our common shares on the grant date, which equals the closing market price of our common shares on the grant date. We recognize the share-based compensation expense related to these awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
Share-based compensation expense associated with restricted share awards subject to market conditions is estimated on the grant date using a Monte Carlo valuation model. The resulting fair value is recognized as share-based compensation expense ratably over the derived service period regardless of whether the market conditions are satisfied.
Prior to our IPO, we were required to periodically estimate the fair value of our common shares when issuing stock awards and stock options and in computing our estimated share-based compensation expense. In order to determine the fair value of the equity awards, our board of directors considered, among other things, timely valuations of the common shares prepared by an unrelated third-party valuation firm in accordance with guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. In connection with our IPO and after discussions with the underwriters, we reassessed the fair value of these awards. Subsequent to our IPO, the estimated fair value of share-based payment awards has been determine as indicated in the preceding paragraphs.

Research and Development Expense Accruals
R&D expenses primarily include employee-related costs for our R&D personnel, costs of third-parties who conduct clinical trial and clinical manufacturing activities on our behalf, costs billed to us under the Services Agreements, and share-based compensation expense allocated to us by RSL, and are expensed as incurred unless there is an alternative future use in other R&D projects. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as R&D.
Our accruals for clinical trials and other R&D activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, CROs, and CMOs. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price, upon achievement of a milestone event, or on a time and materials basis. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our audited consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other R&D activities are recognized based on our estimate of the degree of completion of the event or events specified in the agreements.
Our accrual estimates are dependent upon the timeliness and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by these organizations. During the course of a clinical trial, we adjust our rate of clinical trial expense recognition if actual results differ from our estimates. We make estimates of our clinical trial expense as of each balance sheet date based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and result in us reporting amounts that are too high or too low for any particular period. This could result in adjustment to our R&D expense in future periods.
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
Recent Accounting Pronouncements
For information regarding recently issued accounting pronouncements and the expected impact on our audited consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of March 31, 2018, we had cash of $108.6 million, consisting of non-interest bearing deposits denominated in the U.S. dollar and Swiss franc. We also have certain long-term debt that bears interest at a prime-based variable rate. A hypothetical 10% change in this interest rate would have an approximate $0.4 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.

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

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Myovant Sciences Ltd. have been detected.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information
None.

PART III.

We intend to file a definitive proxy statement for our 2018 Annual General Meeting of Shareholders, or the 2018 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after March 31, 2018. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Election of Directors,” “Information Regarding Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.         Executive Compensation
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Information Regarding Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14.         Principal Accounting Fees and Services
The information required by this item will be contained in our 2018 Proxy Statement under the captions “Ratification of Selection of Independent Registered Public Accounting Firm, Appointment of Auditor for Statutory Purposes and Authorization for the Board to set Auditor Remuneration” and is incorporated herein by reference.

PART IV.                                                  FINANCIAL INFORMATION
Item 15.                                                         Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:
(1) Financial Statements. Our audited consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm	87
Consolidated Balance Sheets as of March 31, 2018 and 2017	88
Consolidated Statements of Operations for the Years Ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016	89
Consolidated Statements of Comprehensive Loss for the Years Ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016	90
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016	91
Consolidated Statements of Cash Flows for the Years Ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016	92
Notes to the Consolidated Financial Statements	93
(2) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the required information is included in the audited consolidated financial statements or notes thereto.
(3) Exhibits.

Exhibit Index

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date

3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016

3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016

3.3		Third Amended and Restated Bye-Laws.	8-K	001-37929	3.1	02/09/2018

10.1		Amended and Restated Services Agreement, dated February 13, 2017, by and among Roivant Sciences, Inc., Myovant Sciences, Inc., Myovant Sciences GmbH and the Registrant.	10-Q	001-37929	10.1	02/13/2017

10.2		Services Agreement, dated February 13, 2017, by and among Roivant Sciences GmbH and Myovant Sciences GmbH.	10-Q	001-37929	10.2	02/13/2017

10.3	*	License Agreement, dated April 29, 2016, by and between the Registrant and Takeda Pharmaceuticals International AG, as amended.	S-1	333-213891	10.1	10/25/2016

10.4	*	Agreement for the Manufacture and Supply of Clinical Trial Material, dated June 7, 2016, by and between the Registrant and Takeda Pharmaceuticals Company Limited, as amended.	S-1	333-213891	10.2	10/20/2016

10.5	*	Option Agreement, dated June 1, 2016, by and between Roivant Sciences Ltd. and the Registrant.	S-1	333-213891	10.10	09/30/2016

10.6		Information Sharing and Cooperation Agreement, dated as of July 6, 2016, by and between Roivant Sciences Ltd. and the Registrant.	S-1	333-213891	10.11	09/30/2016

10.7		Right of First Negotiation and Board Observer Agreement, dated October 22, 2016, by and between the Registrant and C.P. Pharmaceuticals International C.V.	S-1	333-213891	10.14	10/24/2016

10.8		Investor Rights Agreement, dated April 29, 2016, by and between the Registrant, Roivant Sciences Ltd. and Takeda Pharmaceuticals International AG.	S-1	333-213891	10.3	09/30/2016

10.9	+	2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.5	10/20/2016

10.10	+	Forms of Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.6	09/30/2016

10.11	+	Form of Early Exercise Stock Purchase Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.7	09/30/2016

10.12	+	Form of Indemnification Agreement with directors and executive officers.	S-1	333-213891	10.8	09/30/2016

10.13	+	Employment Agreement, dated as of May 31, 2016, by and between Lynn Seely, M.D. and Myovant Sciences, Inc.	S-1	333-213891	10.12	09/30/2016

10.14	+	Offer Letter, dated September 20, 2016, by and between Frank Karbe and Myovant Sciences, Inc.	S-1	333-213891	10.13	09/30/2016

10.15	+	Employment Agreement, dated April 3, 2017, between Frank Karbe and Myovant Sciences, Inc.	8-K	001-37929	10.1	04/03/2017

10.16	+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended.	10-K	001-37929	10.17	06/14/2017

10.17		Warrant Agreement, dated October 16, 2017, issued to Hercules Capital, Inc.	8-K	001-37929	4.1	10/16/2017

10.18	+	Employment Agreement, dated as of July 12, 2017, by and between Matthew Lang, JD and Myovant Sciences, Inc.	10-Q	001-37929	10.1	11/13/2017

10.19	+	Employment Agreement, dated as of July 24, 2017, by and between Juan Camilo Arjona Ferreira, MD and Myovant Sciences, Inc.	10-Q	001-37929	10.2	11/13/2017

10.20		Loan and Security Agreement, dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, and Myovant Sciences, Inc. and Hercules Capital, Inc.	10-Q	001-37929	10.1	02/13/2018

10.21		Securities Purchase Agreement, dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, and Myovant Sciences, Inc. and NovaQuest Pharma Opportunities Fund IV, L.P.	10-Q	001-37929	10.2	02/13/2018

10.22		Equity Purchase Agreement, dated October 16, 2017, by and among the Registrant and NovaQuest Pharma Opportunities Fund IV, L.P. and NovaQuest Pharma Opportunities Fund IV (Parallel), L.P.	10-Q	001-37929	10.3	02/13/2018

10.23		Warrant Agreement, dated March 26, 2018, issued to Hercules Capital, Inc.	8-K	001-37929	4.1	03/30/2018

10.24		Sales Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Cowen and Company, LLC.	8-K	001-37929	1.1	04/03/2018

10.25		Share Purchase Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-37929	99.1	04/03/2018

10.26	†+	Independent Director Compensation Policy

21.1	†	Subsidiaries of the Registrant.

23.1	†	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL		Instance Document

101.SCH XBRL		Taxonomy Extension Schema

101.CAL XBRL		Taxonomy Extension Calculation Linkbase

101.DEF XBRL		Taxonomy Extension Definition Linkbase

101.LAB XBRL		Taxonomy Extension Label Linkbase

101.PRE XBRL		Taxonomy Extension Presentation Linkbase

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

Item 16.                                                       Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYOVANT SCIENCES LTD.

By:	/s/ Lynn Seely
Lynn Seely (Principal Executive Officer and Director)

 Date: June 7, 2018

Power of Attorney
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lynn Seely	Principal Executive Officer and Director	June 7, 2018
Lynn Seely

/s/ Frank Karbe	Principal Financial and Accounting Officer	June 7, 2018
Frank Karbe

/s/ Mark Altmeyer	Director	June 7, 2018
Mark Altmeyer

/s/ Wayne DeVeydt	Director	June 7, 2018
Wayne DeVeydt

/s/ Keith Manchester	Director	June 7, 2018
Keith Manchester

/s/ Vivek Ramaswamy	Director	June 7, 2018
Vivek Ramaswamy

/s/ Kathleen Sebelius	Director	June 7, 2018
Kathleen Sebelius

/s/ Terrie Curran	Director	June 7, 2018
Terrie Curran

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF MYOVANT SCIENCES LTD.
Page
Report of Independent Registered Public Accounting Firm	87
Consolidated Balance Sheets as of March 31, 2018 and 2017	88
Consolidated Statements of Operations for the Years Ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016	89
Consolidated Statements of Comprehensive Loss for the Years Ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016	90
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016	91
Consolidated Statements of Cash Flows for the Years Ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016	92
Notes to the Consolidated Financial Statements	93

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myovant Sciences Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Myovant Sciences Ltd. (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (date of inception) to March 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (date of inception) to March 31, 2016, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Iselin, New Jersey
June 7, 2018

MYOVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	March 31, 2017
Assets
Current assets:
Cash	$108,624	$180,838
Prepaid expenses and other current assets	5,139	3,221
Income tax receivable	1,000	105
Total current assets	114,763	184,164

Deferred tax assets	—	208
Furniture and equipment, net	1,273	906
Other assets	3,065	—
Total assets	$119,101	$185,278

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,578	$3,329
Interest payable	282	—
Accrued expenses	30,265	11,978
Due to Roivant Sciences Ltd., Roivant Sciences, Inc. and Roivant Sciences GmbH	1,960	3,030
Total current liabilities	37,085	18,337

Takeda warrant liability	—	52
Deferred rent	408	113
Deferred interest payable	255	—
Long-term debt	43,624	—
Total liabilities	81,372	18,502

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 60,997,856 and 60,275,757 issued and outstanding at March 31, 2018 and 2017, respectively	1	1
Common shares subscribed	—	(1)
Additional paid-in capital	266,178	251,733
Accumulated other comprehensive income	24	140
Accumulated deficit	(228,474)	(85,097)
Total shareholders’ equity	37,729	166,776
Total liabilities and shareholders’ equity	$119,101	$185,278

 The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016

Operating expenses:
Research and development (includes $3,674, $3,893 and $0 of share-based compensation expense for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016, respectively)	$116,832	$43,500	$—
General and administrative (includes $7,909, $4,824 and $987 of share-based compensation expense for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016, respectively)	24,231	12,357	1,657
Total operating expenses	141,063	55,857	1,657

Changes in the fair value of the Takeda warrant liability	—	27,518	—
Interest expense	2,046	—	—
Other (income) expense	(67)	139	—
Loss before income taxes	(143,042)	(83,514)	(1,657)
Income tax expense (benefit)	213	(74)	—
Net loss	$(143,255)	$(83,440)	$(1,657)
Net loss per common share — basic and diluted	$(2.41)	$(1.70)	$(0.04)
Weighted average common shares outstanding — basic and diluted	59,520,747	49,184,668	37,231,342

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016

Net loss	$(143,255)	$(83,440)	$(1,657)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(116)	140	—
Total other comprehensive (loss) income	(116)	140	—

Comprehensive loss	$(143,371)	$(83,300)	$(1,657)

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at February 2, 2016	37,231,342	$1	$(1)	$—	$—	$—	$—
Capital contribution	—	—	—	1,434	—	—	1,434
Net loss	—	—	—	—	—	(1,657)	(1,657)
Balance at March 31, 2016	37,231,342	$1	$(1)	$1,434	$—	$(1,657)	$(223)
Sale of common shares in initial public offering ($15.00 per share), net of underwriting discounts, commissions and offering costs of $17,536	14,500,000	—	—	199,964	—	—	199,964
Shares issued to Takeda under the Takeda license agreement	5,077,001	—	—	7,740	—	—	7,740
Shares issued to settle the Takeda warrant liability	2,339,192	—	—	32,843	—	—	32,843
Share-based compensation expense	1,128,222	—	—	3,775	—	—	3,775
Capital contribution — share-based compensation	—	—	—	4,942	—	—	4,942
Capital contribution	—	—	—	1,035	—	—	1,035
Foreign currency translation adjustment	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	(83,440)	(83,440)
Balance at March 31, 2017	60,275,757	$1	$(1)	$251,733	$140	$(85,097)	$166,776
Adjustment to adopt ASU 2016-09	—	—	—	122	—	(122)	—
Shares issued to settle the Takeda warrant liability	4,432	—	—	58	—	—	58
Share-based compensation expense	564,111	—	—	10,587	—	—	10,587
Capital contribution — share-based compensation	—	—	—	996	—	—	996
Foreign currency translation adjustment	—	—	—	—	(116)	—	(116)
Stock option exercises	15,195	—	—	36	—	—	36
Shares issued to NovaQuest, net of underwriting discounts, commissions and offering costs of $0.1 million	138,361	—	—	1,857	—	—	1,857
Warrants issued to Hercules with long-term debt	—	—	—	789	—	—	789
Settlement of Roivant Sciences Ltd. common shares subscribed	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	(143,255)	(143,255)
Balance at March 31, 2018	60,997,856	$1	$—	$266,178	$24	$(228,474)	$37,729

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statement of Cash Flows
(in thousands)

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(143,255)	$(83,440)	$(1,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	11,583	8,717	1,434
Depreciation	243	61	—
Amortization of debt discount and issuance costs	662	—	—
Acquisition of in-process research and development	—	13,117	—
Changes in the fair value of the Takeda warrant liability	—	27,518	—
Foreign currency translation adjustment	(116)	140	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,918)	(3,221)	—
Deferred tax assets	208	(208)	—
Income tax receivable	(895)	(105)	—
Other assets	(3,065)	—	—
Accounts payable	1,249	3,329	—
Interest payable	282	—	—
Accrued expenses	18,287	11,755	223
Due to Roivant Sciences Ltd., Roivant Sciences, Inc. and Roivant Sciences GmbH	(1,070)	4,009	—
Deferred rent	295	113	—
Deferred interest payable	255	—	—
Net cash used in operating activities	(117,255)	(18,215)	—
Cash flows from investing activities:
Purchase of furniture and equipment	(604)	(967)
Net cash used in investing activities	(604)	(967)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	—	202,275	—
Initial public offering costs paid	—	(2,311)	—
Cash proceeds from debt financings, net of financing costs	43,751	—	—
Cash proceeds from issuance of common shares to NovaQuest, net of issuance costs	1,857	—	—
Cash capital contribution from Roivant Sciences Ltd.	—	1,035	—
Settlement of Roivant Sciences Ltd. common shares subscribed	1	—	—
Stock option exercises	36	—	—
Due to Roivant Sciences Ltd. and Roivant Sciences, Inc. for amounts paid on behalf of the Company	—	(979)	—
Net cash provided by financing activities	45,645	200,020	—
Net change in cash	(72,214)	180,838	—
Cash—beginning of period	180,838	—	—
Cash—end of period	$108,624	$180,838	$—
Non-cash investing and financing activities:
Acquisition of in-process research and development	$—	$13,117	$—
Warrants issued to Hercules	$789	$—	$—
Supplemental disclosure of cash paid:
Income taxes	$900	$240	$—
Interest	$845	$—	$—
 The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Consolidated Financial Statements
Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly owned subsidiaries, the Company) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for the treatment of women’s health and endocrine diseases. The Company is developing its lead product candidate, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer, and its second product candidate, MVT-602, for the treatment of female infertility as part of the hormonal preparation used in assisted reproduction, both of which were licensed from Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
The Company is an exempted limited company incorporated under the laws of Bermuda in February 2016 under the name Roivant Endocrinology Ltd. The Company changed its name to Myovant Sciences Ltd. in May 2016. The Company has four wholly owned subsidiaries. Roivant Endocrinology Inc. was incorporated in Delaware in April 2016 and subsequently changed its name to Myovant Sciences, Inc., or MSI. Myovant Holdings Limited, or MHL, a private limited company incorporated under the laws of England and Wales, and Myovant Sciences GmbH, or MSG, a company with limited liability formed under the laws of Switzerland, were each organized in August 2016. Myovant Sciences Ireland Limited, or MSIL, a company with limited liability formed under the laws of Ireland, was organized in April 2017. MSG holds the Company’s intellectual property rights and is the Company’s principal operating subsidiary.
Since its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, identifying and in-licensing its product candidates, including acquiring worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, preparing for and advancing the clinical development of its product candidates, and preparing for the potential commercialization of relugolix.
The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. The Company does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company believes its existing cash, together with the remaining financing commitments of $92.0 million available to it from NovaQuest will be sufficient to fund its operations for at least the next 12 months. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may need to obtain further funding through other public or private offerings of its capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation:
The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, issued by the Financial Accounting Standards Board, or FASB. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(B) Use of Estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including compensation and other expenses allocated to the Company under its services agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of the Company’s parent company, Roivant Sciences Ltd., or RSL, as well as share-based compensation expenses, research and development, or R&D, expenses, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses incurred during the reporting period, that are not readily apparent from other sources. Actual results could differ from those estimates.
(C) Risks and Uncertainties:
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, third-party service providers such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, and protection of intellectual property rights.
(D) Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk include cash. At March 31, 2018, substantially all of the Company’s cash balances are deposited in three banking institutions and are all in excess of insured levels. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash.
(E) Property and Equipment:
Property and equipment, consisting of computers, equipment, furniture and fixtures, leasehold improvements, and software, is recorded at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful lives of the assets, which range from three to seven years once the asset is installed and placed into service. Leasehold improvements are amortized using the straight-line method over their estimated useful life or the remaining lease term, whichever is shorter.
The Company reviews the recoverability of its long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable, based on undiscounted cash flows. If such assets are considered to be impaired, an impairment loss is recognized and is measured as the amount by which the carrying amount of the assets exceed their estimated fair value, which is measured based on the projected discounted future net cash flows arising from the assets.
(F) Operating Leases:
At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred liability. Where lease agreements contain rent escalation clauses, rent abatements and/or concessions, such as rent holidays and tenant improvement allowances, the Company applies them in the determination of straight-line rent expense over the lease term.
Certain lease agreements also require the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred.
(G) Debt Issuance Costs and Debt Discount:
Debt issuance costs include the costs of debt financings undertaken by the Company, including legal fees, accounting fees, and other direct costs of the financing. Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method. Further, debt discounts created as a result of the allocation of proceeds received from a debt issuance to warrants issued in conjunction with the debt issuance are amortized to interest expense under the effective interest method over the life of the recognized debt liability.

(H) Contingencies:
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the FASB on accounting for contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum amount in the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the contingency, including an estimable range, if possible.
(I) Deferred Offering Costs:
Deferred offering costs consist of qualified legal, accounting, and other direct costs related to the Company’s efforts to raise capital through a public or private sale of the Company’s capital stock. These costs are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds.
(J) Research and Development Expenses:
R&D costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based on an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as R&D. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. R&D expenses primarily consist of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for R&D personnel, the intellectual property and R&D materials acquired from Takeda, certain costs billed by RSI and RSG under their services agreements with the Company, as well as allocated share-based compensation expense from RSL, and expenses from third parties who conduct R&D activities on behalf of the Company. The Company expenses in-process R&D projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use.
(K) Takeda Warrant Liability:
The Company recorded the Takeda warrant liability at its estimated fair value in the consolidated balance sheets. The Company remeasured the estimated fair value of the Takeda warrant liability each reporting period in which it was outstanding and recorded the change in the fair value in the consolidated statements of operations as other expense (income). The Takeda warrant liability expired on April 30, 2017.
(L) Income Taxes:
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
When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense as incurred.

(M) Share-Based Compensation:
The Company recognizes share-based compensation expense related to stock options granted to employees and members of its board of directors based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the share-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
The Company recognizes share-based compensation expense related to stock options granted to non-employees issued in exchange for services based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model; however, the fair value of the stock options granted to non-employees is remeasured each reporting period until the service is complete, and the resulting increase or decrease in fair value, if any, is recognized as expense or income, respectively, during the period the related services are rendered.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which are used to determine the fair value of share-based awards. These assumptions include:
Expected Term. The expected term represents the period that the Company’s share-based awards are expected to be outstanding and is determined using the simplified method noted under the provisions of Staff Accounting Bulletin, or SAB No. 107, with the continued use of this method extended under the provisions of SAB No. 110 (based on the mid-point between the vesting date and the end of the contractual term).
Expected Volatility. Because the Company did not have an extended trading history for its common shares, the expected volatility was estimated using weighted average measures of implied volatility and the historical volatility of a peer group of companies for a period equal to the expected life of the stock options. The Company’s peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty.
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the stock options.
Expected Dividend. The Company has never paid, and does not anticipate paying, cash dividends on its common shares. Therefore, the expected dividend yield was assumed to be zero.
RSL common share awards and RSL options granted by RSL to RSL, RSI and RSG employees are valued by RSL at fair value on the date of grant and that fair value is recognized as share-based compensation expense over the requisite service period. As RSL is a non-public entity, the RSL common share awards and RSL options are classified as Level 3 by RSL due to their unobservable nature. Significant judgment and estimates were used by RSL to estimate the fair value of these awards and options, as they are not publicly traded. RSL common share awards and RSL options are subject to specified vesting schedules and requirements (a mix of time-based and performance-based events). The fair value is based on various corporate event-based considerations, including targets for RSL’s post-IPO market capitalization and future financing events. The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model. Share-based compensation expense has been and will continue to be allocated to the Company over the requisite service period over which these RSL common share awards and RSL options are expected to vest and based on the relative percentage of time utilized by RSL, RSI and RSG employees on the Company’s matters.
RSL restricted stock units granted to the Company’s Principal Executive Officer vest upon the achievement of both a performance and market condition, if both are achieved by the contractual expiration date and the Principal Executive Officer has remained in continuous service with RSL or any of its subsidiaries. The Company will recognize share-based compensation expense related to this award upon the achievement of the performance and market conditions throughout the requisite service period.
Share-based compensation expense associated with time-vesting restricted share awards and restricted stock units is based on the fair value of the Company’s common shares on the grant date, which equals the closing market price of the Company’s common shares on the grant date. The Company recognizes the share-based compensation expense related to these awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
Share-based compensation expense associated with restricted share awards subject to market conditions is estimated on the grant date using a Monte Carlo valuation model. The resulting fair value is recognized as share-based compensation expense ratably over the derived service period regardless of whether the market conditions are satisfied.

Prior to the Company’s IPO, it was required to periodically estimate the fair value of its common shares when issuing share awards and options and in computing its estimated share-based compensation expense. In order to determine the fair value of the equity awards, the Company’s board of directors considered, among other things, timely valuations of the common shares prepared by an unrelated third-party valuation firm in accordance with guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. In connection with the Company’s IPO and after discussions with the underwriters, it reassessed the fair value of these awards. Subsequent to the Company’s IPO, the estimated fair value of share-based payment awards has been determine as indicated in the preceding paragraphs.
Prior to April 1, 2017, the Company estimated pre-vesting award forfeitures based on the Company’s expectations of future employee turnover and adjusted its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differed, or were expected to differ, from such estimates. Any changes in estimated forfeitures were recognized through a cumulative catch-up adjustment in the period of change which also impacted the amount of compensation expense to be recognized in future periods. On April 1, 2017, The Company adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU No. 2016-09, in which it elected to change its accounting policy from estimating forfeitures to recognizing such forfeitures when they occur (see Note 2 (Q), “Recently Issued Accounting Pronouncements,” for further details.)
(N) Net Loss per Common Share:
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, where applicable, for outstanding yet unvested shares of restricted common stock. The computation of diluted net loss per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted share units, restricted share awards, and warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal.
The following potentially dilutive securities have been excluded from the diluted net loss per common share calculations for the years ended March 31, 2018 and 2017, and for the period from February 2, 2016 (Date of Inception) to March 31, 2016:

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Options	3,549,405	1,525,857	—
Restricted share awards	1,198,735	1,128,222	—
Restricted stock units	15,000	—	—
Warrants	73,710	—	—
Total	4,836,850	2,654,079	—
(O) Fair Value Measurements:
The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy for financial instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.
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
The Company’s financial instruments include cash, accounts payable and long-term debt. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy.
(P) Foreign Currency:
The results of the Company’s non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date and shareholders’ equity (deficit) is translated using historical rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity (deficit). Foreign currency exchange transaction gains and losses are included in other income (expense) in the Company’s consolidated statements of operations.
(Q) Recently Issued Accounting Pronouncements:
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU No. 2016-09. ASU No. 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this guidance as of April 1, 2017 using a modified retrospective transition method. As a result of the adoption of this standard, the Company elected to change its accounting policy from estimating forfeitures to recognizing forfeitures when they occur and, as a result, recorded an adjustment of $0.1 million to increase accumulated deficit with a corresponding offset to additional paid-in-capital as of April 1, 2017. The other requirements of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” or ASU No. 2016-16. ASU No. 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard will be effective for the Company on April 1, 2018 and will be adopted using a modified retrospective approach which requires a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” or ASU No. 2018-02. ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU No. 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” or ASU No. 2018-05. ASU No. 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act. ASU No. 2018-05 is effective immediately. The Company evaluated the impact of the Act as well as the guidance of Staff Accounting Bulletin No. 118 and incorporated the changes into the determination of a reasonable estimate of its deferred taxes and appropriate disclosures in the notes to the Company’s consolidated financial statements. The Company considers its accounting for the impact of the new law to be provisional and will continue to evaluate the impact this recent tax reform legislation may have on its results of operations, financial position, cash flows and related disclosures.
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

•
The Company issued a warrant to Takeda to purchase an indeterminate number of capital shares. The warrant entitled Takeda, together with its affiliates, to maintain a 12% ownership interest in the Company, as determined after such exercise, through the later of (i) April 30, 2017 or (ii) the final closing of the Company’s IPO, unless earlier terminated upon a change in control. The Company issued and delivered a total of 2,343,624 common shares to Takeda under this warrant prior to its expiration on April 30, 2017.

For the consideration above, the Company also received a small quantity of relugolix and MVT-602, and certain historical R&D records. The Company did not hire, or receive, any Takeda workforce or employees working on relugolix and MVT-602, or any research, clinical or manufacturing equipment. The Company did not assume any contracts, licenses or agreements between Takeda and any third party with respect to relugolix and MVT-602. The Company will need to independently develop all clinical processes and procedures for its clinical trials through the use of internal and external resources once appropriate and acceptable resources have been identified and obtained. If the license agreement is terminated in its entirety or with respect to relugolix for prostate cancer, other than for safety reasons or by the Company for Takeda’s uncured material breach, prior to receipt of the first regulatory approval of relugolix for prostate cancer in Japan, then the Company must either reimburse Takeda for its out of pocket costs and expenses directly incurred in connection with Takeda’s completion of the relugolix development for prostate cancer, up to an agreed upon cap, or complete by itself the conduct of any clinical trials of relugolix for prostate cancer that are ongoing as of the effective date of such termination, at its cost and expense.
As the intellectual property and inventory acquired had no alternative future use, the Company recorded $13.1 million as R&D expense at the closing date of the acquisition of the rights, April 29, 2016, which consisted of $7.7 million for the estimated fair value of the 5,077,001 common shares issued and $5.4 million for the estimated fair value of the warrant liability.
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

Note 4—Accrued Expenses
As of March 31, 2018 and 2017, accrued expenses consisted of the following (in thousands):

	March 31, 2018	March 31, 2017

Accrued R&D expenses	$25,988	$9,737
Accrued compensation-related expenses	2,792	797
Accrued legal expenses	439	481
Accrued other expenses	1,046	963
Total accrued expenses	$30,265	$11,978
Note 5—Long-term Debt
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
The Company incurred financing costs related to the NovaQuest Securities Purchase Agreement of $1.0 million which are recorded as an offset to long-term debt on the Company’s consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s consolidated statements of operations. During the year ended March 31, 2018, interest expense included $0.2 million of amortized deferred financing costs related to the NovaQuest notes.

Outstanding debt obligations to NovaQuest are as follows (in thousands):

March 31, 2018

Principal amount	$6,000
Less: unamortized debt issuance costs	(854)
Loan payables less unamortized debt issuance costs	5,146
Less: current maturities	—
Long-term loan payable, net of current maturities and unamortized debt issuance costs	$5,146

(B) Hercules Long-term Debt

In October 2017, the Company, its subsidiaries, MSI, MHL, MSG and MSIL as guarantors, and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provides up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018. The Term Loans bear interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The interest rate on the Term Loans was 8.75% at March 31, 2018. The Term Loans mature on May 1, 2021, subject to extension to November 1, 2021 if certain milestones are met. The Company is obligated to make monthly payments of accrued interest until June 1, 2019, or the Interest-only Period, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period may be extended until June 1, 2020 if certain milestones are met as defined in the Hercules Loan Agreement. Prepayment of the Term Loan is subject to a prepayment charge. The Company is also obligated to pay an end of term charge of 6.55% of the principal amount at maturity. The Company’s obligations under the Hercules Loan Agreement are secured by a second security interest in substantially all of the Company’s and its subsidiaries’ respective assets, other than intellectual property. The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that ceases to apply if the Company achieves certain clinical development and financing milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.

Concurrent with each funding of the Term Loans, the Company is required to issue to Hercules a warrant, or the Warrants, to purchase a number of its common shares equal to 3.00% of the principal amount of the relevant Term Loan funded divided by the exercise price, which is based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a Warrant to Hercules exercisable for an aggregate of 49,800 of its common shares at an exercise price of $15.06 per common share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercise for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share. The Company accounted for the Warrants as equity instruments since they were indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity (deficit). The relative fair value of the Warrants related to the first and second tranche funding were approximately $0.5 million and $0.3 million, respectively, and were treated as a discount to the Term Loans. This amount is being amortized to interest expense using the effective interest method over the life of the Term Loans. The Company estimated the fair value of the Warrants using the Black-Scholes model based on the following key assumptions:

	Tranche 1	Tranche 2

Exercise price	$15.06	$18.82
Common share price on date of issuance	$14.39	$18.96
Volatility	73.2%	72.3%
Risk-free interest rate	2.15%	2.78%
Expected dividend yield	—%	—%
Contractual term (in years)	7.00 years	7.00 years

The Company issued the first tranche of the Term Loans at a discount of $2.1 million, including the relative fair value of the related Warrant, and incurred financing costs of $1.3 million relating to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s consolidated balance sheets. The second tranche of the Term Loans was issued at a discount of $1.3 million, including the relative fair value of the related Warrant. The debt discount and deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s consolidated statements of operations. During the year ended March 31, 2018, interest expense included $0.5 million of amortized debt discount and issuance costs related to the Term Loans.
Outstanding debt obligations to Hercules are as follows (in thousands):

March 31, 2018

Principal amount	$40,000
End of term charge	2,620
Less: unamortized debt discount and issuance costs	(4,142)
Loan payables less unamortized debt discount and issuance costs	38,478
Less: current maturities	—
Long-term loan payable, net of current maturities and unamortized debt discount and issuance costs	$38,478

(C) Long-term Debt Maturities

Annual maturities of long-term debt outstanding as of March 31, 2018 are as follows (in thousands):

Years Ended March 31,

2019	$—
2020	15,779
2021	21,464
2022	5,526
2023	1,846
Thereafter	1,385
Total	$46,000

Note 6—Related Party Transactions
(A) Services Agreements:
In July 2016, the Company entered into a formal services agreement with RSI, effective April 29, 2016, under which RSI agreed to provide certain administrative and R&D services to the Company. Under this services agreement, the Company pays or reimburses RSI for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges the Company the employee compensation expense plus a pre-determined mark-up. RSI also provided such services to the Company prior to the formalization of the service agreement, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters by the respective employee, which the Company believes is reasonable. All other third-party pass thru costs are billed to the Company at cost. The accompanying consolidated financial statements include third-party expenses incurred on behalf of the Company that have been paid by RSI and RSL.
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
Under the Services Agreements, for the years ended March 31, 2018 and 2017 and the period from February 2, 2016 (Date of Inception) to March 31, 2016, the Company incurred expenses (inclusive of third party pass thru costs billed to the Company) of $7.7 million, $9.2 million, and $0.4 million, respectively, inclusive of the mark-up. These amounts are included in R&D expenses and G&A expenses based upon the nature of the service performed under the Services Agreements.
(B) Share-Based Compensation Expense Allocated to the Company by RSL:
Share-based compensation expense has been and will continue to be allocated to the Company by RSL over the requisite service period over which RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $1.0 million, $4.9 million and $1.0 million, respectively, for the years ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016. Refer to Note 9(E)(2) for further details.
(C) Option Agreement:
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
(D) Information Sharing and Cooperation Agreement:
In July 2016, the Company entered into an information sharing and cooperation agreement, or the Cooperation Agreement, with RSL. The Cooperation Agreement, among other things: (1) obligates the Company to deliver periodic financial statements and other financial information to RSL and to comply with other specified financial reporting requirements; and (2) requires the Company to supply certain material information to RSL to assist it in preparing any future United States Securities and Exchange Commission, or SEC, filings. Subject to specified exceptions, the Cooperation Agreement will terminate upon the earlier of the mutual written consent of the parties or when RSL is no longer required by U.S. GAAP to consolidate the Company’s financial statements, account for its investment in the Company under the equity method of accounting or, by any rule of the SEC, include the Company’s separate financial statements in any filings it may make with the SEC.

(E) Manufacture and Supply Agreement:
In June 2016, the Company and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited will supply the Company, and the Company will obtain from Takeda Limited, all of its requirements for relugolix drug substance and drug product to be used under its development plans for all indications. If the Company requests, Takeda Limited will assist it with a technical transfer of the manufacturing process for relugolix to it or its designee and the Company will pay the expenses related to such transfer.
Note 7—Shareholders’ Equity (Deficit)
(A) Overview:
The Company’s Memorandum of Association, filed on February 2, 2016 in Bermuda, authorized the creation of one class of shares. As of March 31, 2018, the Company had 564,111,242 shares authorized with a par value of $0.000017727 per share.
(B) Initial Public Offering and Reverse Stock Split:
On October 18, 2016, the Company’s board of directors approved a 1-for-1.7727 reverse stock split of the Company’s outstanding common shares. The reverse stock split became effective on October 18, 2016. These consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.
On November 1, 2016, the Company completed its IPO of common shares. The Company sold 14,500,000 common shares at a price of $15.00 per common share, for gross proceeds of $217.5 million. The Company received net proceeds of $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs payable by the Company.
(C) Takeda Warrant Liability:
During the year ended March 31, 2017, the Company issued 2,339,192 common shares to Takeda upon the automatic exercise of the Takeda warrant, which was due to the issuance of 153,846 common shares initiated by the grant of a restricted share award for 1,128,222 common shares, issuance of 208,077 common shares initiated by the grant of options to purchase 1,525,857 common shares and the issuance of an additional 1,977,269 common shares to Takeda upon the closing of the Company’s IPO, based upon the sale and issuance of 14,500,000 common shares to investors in the IPO. During the year ended March 31, 2018, the Company issued 4,432 common shares to Takeda upon the automatic exercise of the Takeda warrant, which was initiated by the grant of options to purchase 32,500 common shares in April 2017. The warrant expired on April 30, 2017.

Note 8—Income Taxes
The loss before income taxes and the related tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Loss before income taxes:
United States	$(7,229)	$(2,924)	$—
Switzerland	(129,261)	(29,745)	—
Bermuda	(6,513)	(50,845)	(1,657)
Other(1)	(39)	—	—
Total loss before income taxes	$(143,042)	$(83,514)	$(1,657)

Current taxes:
United States	$13	$125	$—
Switzerland	—	—	—
Bermuda	—	—	—
Other(1)	(8)	9	—
Total current tax expense	5	134	—
Deferred taxes:
United States	208	(208)	—
Switzerland	—	—	—
Bermuda	—	—	—
Other(1)	—	—	—
Total deferred tax benefit	208	(208)	—
Total income tax expense (benefit)	$213	$(74)	$—

(1)	Primarily United States state and local, Ireland and United Kingdom activity.

A reconciliation of income tax expense (benefit) computed at the Bermuda statutory rate to income tax expense (benefit) reflected in the consolidated financial statements is as follows (dollars in thousands):

	Years Ended March, 31				Period from February 2, 2016 (Date of Inception) to March 31,
	2018		2017		2016
Income tax benefit at Bermuda statutory rate	$—	—%	$—	—%	$—	—%
Foreign rate differential(2)	(14,802)	10.35	(7,592)	9.09	—	—
Valuation allowance	13,966	(9.77)	7,378	(8.83)	—	—
Tax reform	1,049	(0.73)	—	—	—	—
Other	—	—	140	(0.17)	—	—
Total income tax expense (benefit)	$213	(0.15)%	$(74)	0.09%	$—	—%

(2)
Primarily related to current tax on United States operations including permanent and temporary differences (e.g. research and development credits, etc.) as well as operations in Switzerland and the United Kingdom at rates different than the Bermuda rate.

The Company’s effective tax rate for the years ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016 was (0.15)%, 0.09% and 0.00%, respectively, and is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act, or the Act, was enacted, which introduced a comprehensive set of tax reform in the United States. The Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).
The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted in accordance with ASC 740, Accounting for Income Taxes. However, due to the complexity and significance of the Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118, which allows companies to record the tax effects of the Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.
The Act did not have a material impact on the Company’s consolidated financial statements since its global net deferred tax assets are fully offset by a valuation allowance and the Company does not have any off-shore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Act, anticipated guidance from the U.S. Treasury about implementing the Act, and the potential for additional guidance from the SEC or the FASB related to the Act, these estimates may be adjusted during the measurement period. The provisional amounts were based on the Company’s present interpretations of the Act and currently available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (such as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed. The Company continues to analyze the changes in certain income tax deductions and gather additional data to compute the full impact on the Company’s current and deferred tax assets and liabilities (deferred tax assets and liabilities will be subject to a valuation allowance if adjusted).
As of March 31, 2018, the Company had an aggregate income tax receivable of $1.0 million from various federal, state, and local jurisdictions.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets and liabilities at March 31, 2018 and 2017 are as follows (in thousands):

	March 31, 2018	March 31, 2017
Deferred tax assets:
Research tax credits	$2,948	$163
Net operating loss(3)	16,045	6,019
Share-based compensation	2,380	1,382
Other	169	300
Subtotal	21,542	7,864
Valuation allowance	(21,367)	(7,401)

Deferred tax liabilities:
Depreciation	(175)	(255)

Total deferred tax assets	$—	$208

(3)
The Company operates under a tax holiday in Switzerland which is effective through March 31, 2027. The tax holiday is conditional upon the Company meeting certain employment thresholds. The impact of this tax holiday did not impact the Company’s income tax expense for the period but has been accounted for in considering the tax effected net operating losses for this jurisdiction disclosed above.

As of March 31, 2018, the Company’s net operating losses in Switzerland, Ireland, and the United Kingdom were $155.5 million, $23 thousand, and $6.7 million, respectively. The Switzerland net operating losses will begin to expire on March 31, 2025. The net operating losses in Ireland and the United Kingdom can be carried forward indefinitely with annual usage limitations where applicable. As of March 31, 2018, the Company has research and development credit carryforwards in the United States in the amount of $2.9 million which will begin to expire on March 31, 2037.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $21.4 million as of March 31, 2018 representing the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
There are outside basis differences related to the Company’s investment in subsidiaries for which no deferred taxes have been recorded as these would not be subject to tax on repatriation as Bermuda has no tax regime for Bermuda exempted limited companies, and the United Kingdom tax regime relating to company distributions generally provides for exemption from tax for most overseas profits, subject to certain exceptions.
The Company is subject to tax and will file income tax returns in the United Kingdom, Switzerland, Ireland, and the United States federal and certain state and local jurisdictions.  The Company is subject to tax examinations for tax years ended March 31, 2017 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. There are no uncertain tax benefits recorded as of March 31, 2018.

Note 9—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. At March 31, 2018, a total of 1.7 million common shares were available for future issuance under the 2016 Plan. On April 1, 2017, the number of common shares authorized for issuance increased automatically by 2.4 million shares in accordance with the evergreen provision of the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(B) Stock Options
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
Stock options granted under the 2016 Plan may provide option holders, if approved by the Company’s board of directors, the right to exercise their options prior to vesting. In the event that an option holder exercises the unvested portion of any option, such unvested portion will be subject to a repurchase option held by the Company at the lower of (1) the fair market value of its common shares on the date of repurchase and (2) the exercise price of the options. Any common shares underlying such unvested portion will continue to vest in accordance with the original vesting schedule of the option.
A summary of option activity and data under the Company’s 2016 Plan for the year ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2017	1,525,857	$5.06	$11.90
Granted	2,338,116	$12.50	$8.35
Exercised	(15,195)	$2.38	$12.75
Forfeited	(299,373)	$6.64	$11.35
Options outstanding at March 31, 2018	3,549,405	$9.84	$9.60	9.02	$40,557
Options vested and expected to vest at March 31, 2018	3,549,405	$9.84	$9.60	9.02	$40,557
Options exercisable at March 31, 2018	502,361	$4.88	$11.95	8.49	$8,235

At March 31, 2018 and 2017, there were 502,361 and 28,406 vested options, respectively. No options vested during the period from February 2, 2016 (Date of Inception) to March 31, 2016. Additional information regarding options is set forth below (in thousands, except per share data).

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Intrinsic value of options exercised	$181	$—	$—
Grant date fair value of options vested	$5,831	$350	$—
Weighted-average grant date fair value per share of options granted	$8.35	$11.90	$—

(C) Restricted Share Awards and Restricted Stock Units
A summary of restricted share award and restricted stock unit activity under the Company’s 2016 Plan for the year ended March 31, 2018 is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2017	1,128,222	$5.10
Granted	579,111	$14.10
Vested	(493,598)	$5.10
Unvested balance at March 31, 2018	1,213,735	$9.39
The total fair value of restricted share awards vested during the year ended March 31, 2018 was $2.5 million. No restricted share awards vested during the year ended March 31, 2017 or period from February 2, 2016 (Date of Inception) to March 31, 2016. No restricted stock units have vested as of March 31, 2018.
(D) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Share-based compensation expense recognized as:
R&D expenses	$3,674	$3,893	$—
G&A expenses	7,909	4,824	987
Total	$11,583	$8,717	$987
Share-based compensation expense is included in R&D and G&A expenses in the accompanying consolidated statements of operations consistent with the grantee’s salary. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL as described below in Note 9(E).
Total unrecognized share-based compensation expense was approximately $33.7 million at March 31, 2018 and is expected to be recognized over a weighted-average period of approximately 3.16 years.
The Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table.

	Years Ended March 31,		Period from February 2, 2016 (Date of Inception) to March 31,
	2018	2017	2016
Expected common share price volatility	74.4%	75.5%	—%
Expected risk free interest rate	2.04%	1.57%	—%
Expected term, in years	6.22	6.35	—
Expected dividend yield	—%	—%	—%

In connection with the Company’s IPO and after discussions with the underwriters, the Company reassessed the fair value of: (1) 1.1 million restricted common share awards issued to its Principal Executive Officer in June 2016 with an initial fair value of $1.52 per common share; (2) 0.6 million common shares underlying stock options granted in August 2016 (including options to purchase 0.1 million common shares granted to certain consultants as described below in Note 9(E)(1) with an exercise price of $2.38 per common share; and (3) 0.6 million common shares underlying stock options granted in September 2016 to the Company’s employees, officers and directors with a weighted-average exercise price of $4.00 per common share. As a result, the Company determined that the reassessed fair value of the restricted common share awards was $5.10 per common share and the reassessed fair value of the common shares underlying the stock options granted in August and September 2016 was $15.00 per common share, which was the IPO price of the Company’s common shares. The use of this higher fair value per common share increased the weighted-average fair value of the stock options granted in August and September 2016 to $13.44 per common share and $12.78 per common share, respectively. Prior to the IPO, the fair value of the common shares underlying the Company’s stock options was estimated on each grant date by the board of directors. In order to determine the fair value of the Company’s common shares underlying granted stock options, the board of directors considered, among other things, timely valuations of the common shares prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The use of this higher share price increased both recognized and unrecognized share-based compensation expense.
(E) Share-Based Compensation Expense for Related Parties:
(1) Stock Options Granted to Non-Employees:
During the year ended March 31, 2017, the Company granted options to purchase 0.1 million common shares to certain consultants, who are also employees of RSI, with a weighted average exercise price of $2.41. As discussed above in Note 9(D), the use of the higher fair value per common share of $15.00, which was reassessed in conjunction with the IPO and after discussions with the underwriters, increased both recognized and unrecognized share-based compensation expense. No options were granted to consultants during the year ended March 31, 2018 or period from February 2, 2016 (Date of Inception) to March 31, 2016. For the years ended March 31, 2018 and 2017, share-based compensation expense related to stock options granted to consultants was $0.3 million and $0.4 million, respectively. There was no share-based compensation expense for the period from February 2, 2016 (Date of Inception) to March 31, 2016. At March 31, 2018, total unrecognized compensation expense related to stock options granted to consultants was approximately $0.1 million, which is expected to be recognized over approximately 2.38 years.
(2) Share-Based Compensation Expense Allocated to the Company by RSL:
In relation to the RSL common share awards and RSL options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $1.0 million, $4.9 million and $1.0 million, respectively, for the years ended March 31, 2018 and 2017 and for the period from February 2, 2016 (Date of Inception) to March 31, 2016.
The RSL common share awards and RSL options granted by RSL to RSL, RSI and RSG employees are valued by RSL at fair value on the date of grant and that fair value is recognized as share-based compensation expense over the requisite service period. As RSL is a non-public entity, the RSL common share awards and RSL options are classified as Level 3 by RSL due to their unobservable nature. Significant judgment and estimates were used by RSL to estimate the fair value of these awards and options, as they are not publicly traded. RSL common share awards and RSL options are subject to specified vesting schedules and requirements (a mix of time-based and performance- based events). The fair value is based on various corporate event-based considerations, including targets for RSL’s post-IPO market capitalization and future financing events). The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model.
Share-based compensation expense has been and will continue to be allocated to the Company over the requisite service period over which these RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
(3) RSL RSUs:
The Company’s Principal Executive Officer was granted 66,845 RSUs of RSL during the year ended March 31, 2017. These RSUs have a requisite service period of eight years and have no dividend rights. These RSUs will vest upon the achievement of both a performance and market condition, if both are achieved within the requisite service period. As of March 31, 2018, the performance conditions had not been met and were deemed not probable of being met. For the years ended March 31, 2018 and 2017, the Company recorded no share-based compensation expense related to these RSUs. At March 31, 2018, there was $0.9 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this share-based compensation expense upon achievement of the performance and market conditions through the requisite service period.

Note 10—Fair Value Measurements
The following table sets forth the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and 2017, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2018				As of March 31, 2017

	Level 1	Level 2	Level 3	Balance as of March 31, 2018	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Liabilities:
Takeda warrant liability	$—	$—	$—	$—	$—	$—	$52	$52
Total liabilities at fair value	$—	$—	$—	$—	$—	$—	$52	$52

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy that occurred during the year ended March 31, 2018.
Level 3 Disclosures
Before expiration on April 30, 2017, the Company measured the warrant liability associated with the license agreement with Takeda at fair value based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the warrant liability used assumptions and estimates the Company believed would be made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an ongoing basis through the expiration of the Takeda warrant as additional data impacting the assumptions and estimates was obtained. Changes in the fair value of the warrant liability related to updated assumptions and estimates were recognized as other (expense) income in the accompanying consolidated statements of operations.
The fair value of the Takeda warrant liability as of March 31, 2017 was calculated using the following significant unobservable inputs:

Input	Range or Point Estimate Used
Projected time frame to an equity financing	April 2017
Probability of a successful equity financing	2.0%
Annualized equity volatility	73.4%
Risk-free interest rate	0.74%

The changes in fair value of the Takeda warrant liability during the years ended March 31, 2018 and 2017 were as follows (in thousands):

Balance at March 31, 2016	$—
Fair value of the Takeda warrant liability issued	5,377
Changes in the fair value of the Takeda warrant liability, included in net loss	27,518
Settlements	(32,843)
Balance at March 31, 2017	52
Fair value of the warrant liability issued	—
Changes in the fair value of the warrant liability, included in net loss	—
Settlements	(52)
Balance at March 31, 2018	$—

For the year ended March 31, 2018, changes in the carrying value of the Takeda warrant liability resulted from settlements related to the fair value of the Takeda warrant automatically exercised.

For the year ended March 31, 2017, changes in the carrying value of the Takeda warrant liability resulted from settlements related to the fair value of the Takeda warrant exercised, partially offset by changes in the fair value of the Takeda warrant liability primarily due to the changes in the estimated probabilities of future financing events, change in the enterprise value of the Company, automatic exercise of the Takeda warrant and the passage of time.
Note 11—Commitments and Contingencies
The Company has entered into commitments under its license agreement with Takeda (See Note 3), services agreements with RSI and RSG (See Note 6(A)), and financing agreements with NovaQuest and Hercules (See Note 5). In addition, the Company has entered into services agreements with third parties for pharmaceutical R&D and manufacturing activities and has a lease agreement for office space located in Brisbane, California. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as its business further develops.
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
The Company leases 40,232 square feet of office space located in Brisbane, California, pursuant to an operating lease agreement that expires in May of 2026. The Company has the option to extend the lease term for an additional seven years.
Future operating lease obligations (excluding the optional lease renewal term) as of March 31, 2018 are as follows (in thousands):

Years Ended March 31,	Operating Leases

2019	$1,347
2020	2,009
2021	2,063
2022	2,127
2023	2,200
Thereafter	7,650
Total minimum operating lease payments	$17,396
Rent expense for the years ended March 31, 2018 and 2017 was $0.9 million and $0.3 million, respectively. The Company had no rent expense for the period from February 2, 2016 (Date of Inception) to March 31, 2016.

Note 12—Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial data of the Company for the years ended March 31, 2018 and 2017. The unaudited quarterly financial data is prepared on the same basis as the audited consolidated financial statements. The Company’s operating results for any quarter are not necessarily indicative of the operating results for any future quarters or a full year. The net loss per common share amounts for the 2018 and 2017 quarters have been computed separately.

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2018	2016 (1)	2016	2016	2017
Total operating expenses	$21,890	$30,311	$41,515	$47,347	$17,135	$6,720	$9,056	$22,946
Net loss	$(23,317)	$(29,908)	$(41,777)	$(48,253)	$(18,970)	$(34,712)	$(8,083)	$(21,675)
Net loss per share attributable to common shareholders - basic and diluted	$(0.39)	$(0.50)	$(0.70)	$(0.81)	$(0.47)	$(0.82)	$(0.15)	$(0.37)

(1)
On April 29, 2016, the Company entered into a license agreement with Takeda. As a result of this transaction, the Company recorded $13.1 million as R&D expense at the closing date of the acquisition of the rights, which consisted of $7.7 million for the estimated fair value of the 5,077,001 common shares issued and $5.4 million for the estimated fair value of Takeda warrant liability. Refer to Note 3 for additional information.

Note 13—Subsequent Events
(A) Private Placement with RSL
On April 2, 2018, the Company entered into a share purchase agreement, or the Purchase Agreement, with RSL pursuant to which the Company agreed to issue and sell to RSL 1,110,015 of its common shares at a purchase price of $20.27 per common share in a private placement, or the Private Placement. In April 2018, the Company received gross proceeds of $22.5 million from RSL at the closing of the Private Placement.
(B) At-the-Market Equity Offering Program
On April 2, 2018, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. In the first quarter of fiscal year 2018, the Company issued and sold 2,767,129 of its common shares under the Sales Agreement. The common shares were sold at a weighted-average-price of $21.47 per common share for aggregate net proceeds to the Company of approximately $57.6 million, after deducting commissions.
(C) Commercial Manufacturing and Supply Agreement with Takeda
In May 2018, the Company entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement. Pursuant to the Takeda Commercial Supply Agreement, Takeda has agreed to supply the Company and the Company has agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications and in order to commercialize relugolix in accordance with the Takeda Agreement. Under the Takeda Commercial Supply Agreement, the Company will pay Takeda a fixed price per kilogram of relugolix drug substance through December 31, 2019. The Company has made and Takeda has accepted an initial firm order to supply relugolix drug substance to the Company through December 31, 2019. For relugolix drug substance manufactured or delivered on or after such date, the Company will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year.
In addition, under the Takeda Commercial Supply Agreement, Takeda has agreed to assist with the transfer of technology and Takeda manufacturing know-how to a second contract manufacturing organization of the Company’s subsidiary, Myovant Sciences GmbH. The Company has agreed to reimburse Takeda for all internal costs, and external costs, charges, and expenses, in each case, reasonably incurred by Takeda in connection with any technology transfer services.
The initial term of the Takeda Commercial Supply Agreement began on May 30, 2018 and will continue for five years. At the end of the initial term, the Takeda Commercial Supply Agreement automatically renews for successive one-year terms, unless either party gives notice of termination to the other at least 12 months prior to the end of the then-current term. The Takeda Commercial Supply Agreement may be terminated by either party upon 90 days’ notice of an uncured material breach of its terms by the other party, or immediately upon notice to the other party of a party’s bankruptcy. Each party will also have the right to terminate the Takeda Commercial Supply Agreement, in whole or in part, for any reason upon 180 days’ prior written notice to the other party, provided that any then-open purchase orders, including the initial firm order for relugolix drug substance through December 31, 2019, will remain in effect and be binding on both parties. The Takeda Commercial Supply Agreement, including any then-open purchase order thereunder, will terminate immediately upon the termination of the Takeda Agreement in accordance with its terms.
The Takeda Commercial Supply Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality management, storage, handling and transport, intellectual property, confidentiality and indemnification.

INDEX TO EXHIBITS
A list of exhibits filed with this report or incorporated herein by reference is found under the Exhibit Index under Item 15. “Exhibits and Financial Statement Schedules” set forth above.