Form 10-Q
period 2018-06-30
Myovant Sciences Ltd.
filed 2018-08-07
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
 or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on August 3, 2018, was 68,225,552.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements (Unaudited)

MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	June 30, 2018	March 31, 2018
Assets
Current assets:
Cash	$143,635	$108,624
Prepaid expenses and other current assets	5,702	5,139
Income tax receivable	855	1,000
Total current assets	150,192	114,763

Furniture and equipment, net	1,379	1,273
Other assets	2,777	3,065
Total assets	$154,348	$119,101

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,039	$4,578
Interest payable	372	282
Accrued expenses	38,305	30,265
Due to RSL, RSI and RSG	5,207	1,960
Total current liabilities	48,923	37,085

Deferred rent	732	408
Deferred interest payable	407	255
Long-term debt	44,131	43,624
Total liabilities	94,193	81,372

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 64,891,218 and 60,997,856 issued and outstanding common shares at June 30, 2018 and March 31, 2018, respectively	1	1
Additional paid-in capital	350,313	266,178
Accumulated other comprehensive income	449	24
Accumulated deficit	(290,608)	(228,474)
Total shareholders’ equity	60,155	37,729
Total liabilities and shareholders’ equity	$154,348	$119,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,
	2018	2017

Operating expenses:
Research and development(1)	$51,341	$17,708
General and administrative(2)	8,742	4,182
Total operating expenses	60,083	21,890

Interest expense	1,617	—
Other expense	289	342
Loss before income taxes	(61,989)	(22,232)
Income tax expense	145	1,085
Net loss	$(62,134)	$(23,317)
Net loss per common share — basic and diluted	$(0.98)	$(0.39)
Weighted average common shares outstanding — basic and diluted	63,310,177	59,247,273

(1) Includes $2,188 and $538 of costs allocated from RSL, RSI, and RSG during the three months ended June 30, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 8(D)).
(2) Includes $1,225 and $815 of costs allocated from RSL, RSI, and RSG during the three months ended June 30, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 8(D)).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended June 30,
	2018	2017

Net loss	$(62,134)	$(23,317)
Other comprehensive income:
Foreign currency translation adjustment	425	264
Total other comprehensive income	425	264

Comprehensive loss	$(61,709)	$(23,053)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	60,997,856	$1	$266,178	$24	$(228,474)	$37,729
Issuance of common shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2.1 million	2,767,129	—	57,315	—	—	57,315
Issuance of common shares in connection with Private Placement with RSL	1,110,015	—	22,500	—	—	22,500
Share-based compensation expense	—	—	4,053	—	—	4,053
Capital contribution — share-based compensation	—	—	191	—	—	191
Foreign currency translation adjustment	—	—	—	425	—	425
Issuance of common shares upon exercise of stock options	16,218	—	76	—	—	76
Net loss	—	—	—	—	(62,134)	(62,134)
Balance at June 30, 2018	64,891,218	$1	$350,313	$449	$(290,608)	$60,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(62,134)	$(23,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,244	2,201
Depreciation	91	50
Amortization of debt discount and issuance costs	507	—
Foreign currency translation adjustment	425	264
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(563)	(1,961)
Deferred tax assets	—	208
Income tax receivable	145	—
Other assets	288	(3,074)
Accounts payable	389	(143)
Income tax payable	—	826
Interest payable	90	—
Accrued expenses	8,040	(686)
Due to RSL, RSI and RSG	3,247	(1,030)
Deferred rent	324	105
Deferred interest payable	152	—
Net cash used in operating activities	(44,755)	(26,557)
Cash flows from investing activities:
Purchase of furniture and equipment	(197)	(90)
Net cash used in investing activities	(197)	(90)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in connection with “at-the-market” equity offering, net of issuance costs paid	57,387	—
Cash proceeds from issuance of common shares in connection with Private Placement with RSL	22,500	—
Cash proceeds from stock option exercises	76	—
Net cash provided by financing activities	79,963	—
Net change in cash	35,011	(26,647)
Cash—beginning of period	108,624	180,838
Cash—end of period	$143,635	$154,191
Non-cash financing activities:
Deferred financing costs, unpaid	$72	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly owned subsidiaries, the Company) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health and endocrine diseases. The Company is developing its lead product candidate, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain and advanced prostate cancer, and its second product candidate, MVT-602, for the treatment of female infertility as part of the hormonal preparation used in assisted reproduction. Both relugolix and MVT-602 were licensed to the Company by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
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
The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenue, and it does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company currently believes its existing cash, together with the remaining financing commitments of $92.0 million available to it from NovaQuest Capital Management, or NovaQuest, will be sufficient to fund its operating expenses and capital expenditure requirements through the first quarter of its fiscal year ending March 31, 2020, and to enable it to receive top-line data from the Phase 3 clinical trials for at least one of its women’s health clinical programs. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch relugolix. Accordingly, the Company will need to obtain further funding through other public or private offerings of its capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to the Company on acceptable terms, or at all.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation:
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the United States Securities and Exchange Commission, or SEC, on June 7, 2018. The unaudited consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, for any other interim period or for any other future year.
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
There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 7, 2018.

(B) Use of Estimates:
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including compensation and other expenses allocated to the Company under its services agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of the Company’s controlling shareholder, Roivant Sciences Ltd., or RSL, as well as share-based compensation expenses, research and development, or R&D, expenses, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting period, that are not readily apparent from other sources. Actual results could differ from those estimates.
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

The following potentially dilutive securities have been excluded from the diluted net loss per common share calculations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Options	4,779,727	2,406,127
Restricted share awards	1,128,221	1,410,277
Restricted stock units	15,000	—
Warrants	73,710	—
Total	5,996,658	3,816,404
(D) Fair Value Measurements:
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

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” or ASU No. 2018-05. ASU No. 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act. ASU No. 2018-05 is effective immediately. The Company evaluated the impact of the Act as well as the guidance of Staff Accounting Bulletin No. 118 and incorporated the changes into the determination of a reasonable estimate of its deferred taxes. The Company considers its accounting for the impact of the new law to be provisional and will continue to evaluate the impact this recent tax reform legislation may have on its results of operations, financial position, cash flows and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” or ASU No. 2018-07. ASU No. 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements and related disclosures.
Note 3—Accrued Expenses
As of June 30, 2018, and March 31, 2018, accrued expenses consisted of the following (in thousands):

	June 30, 2018	March 31, 2018

Accrued R&D expenses	$35,446	$25,988
Accrued compensation-related expenses	1,229	2,792
Accrued professional fees	551	566
Accrued other expenses	1,079	919
Total accrued expenses	$38,305	$30,265

Note 4—Long-term Debt
(A) NovaQuest Long-term Debt
In October 2017, the Company, its following subsidiaries, Myovant Sciences, Inc., or MSI, Myovant Holdings Limited, or MHL, a private limited company incorporated under the laws of England and Wales, Myovant Sciences GmbH, or MSG, a company with limited liability formed under the laws of Switzerland, and Myovant Sciences Ireland Limited, or MSIL, a company with limited liability formed under the laws of Ireland, as guarantors, and NovaQuest Capital Management, or NovaQuest, entered into (i) a Securities Purchase Agreement, or the NovaQuest Securities Purchase Agreement, and (ii) an Equity Purchase Agreement, or the NovaQuest Equity Purchase Agreement. Pursuant to the NovaQuest Securities Purchase Agreement, the Company has the option, at its discretion, to issue up to $60.0 million aggregate principal amount of notes to NovaQuest and concurrent with each purchase of notes, NovaQuest is obligated to purchase up to $20.0 million of the Company’s common shares on a pro rata basis, subject to certain terms and conditions, through December 31, 2018. The equity purchase price for each such purchase will be equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date. The Company has committed that it will issue at least $30.0 million aggregate principal amount of notes through December 31, 2018, subject to certain terms and conditions, of which $6.0 million aggregate principal amount was issued in October 2017. With this issuance of $6.0 million aggregate principal amount of notes in October 2017, NovaQuest also purchased 138,361 common shares for $2.0 million in accordance with the terms of the NovaQuest Securities Purchase Agreement.
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
The Company incurred financing costs related to the NovaQuest Securities Purchase Agreement of $1.0 million which are recorded as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2018, interest expense included $0.1 million of amortized deferred financing costs related to the NovaQuest notes.
Outstanding debt obligations to NovaQuest are as follows (in thousands):

	June 30, 2018	March 31, 2018

Principal amount	$6,000	$6,000
Less: unamortized debt issuance costs	(750)	(854)
Loan payables less unamortized debt issuance costs	5,250	5,146
Less: current maturities	—	—
Long-term loan payable, net of current maturities and unamortized debt issuance costs	$5,250	$5,146

(B) Hercules Long-term Debt
In October 2017, the Company, its following subsidiaries, MSI, MHL, MSG and MSIL as guarantors, and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provides up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018. The Term Loans bear interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The interest rate on the Term Loans was 9.00% at June 30, 2018. Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date has been extended from May 1, 2021 to November 1, 2021 as a result of the achievement of a financing milestone during the second quarter of fiscal year 2018. The Company is obligated to make monthly payments of accrued interest until June 1, 2019, or the Interest-only Period, subject to certain terms and conditions, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period has been extended to December 1, 2019 as a result of the achievement of a financing milestone during the second quarter of fiscal year 2018. The Interest-only Period may be further extended until June 1, 2020 if a certain clinical milestone is met, as specified in the Hercules Loan Agreement. Prepayment of the Term Loan is subject to a prepayment charge. The Company is also obligated to pay an end of term charge of 6.55% of the principal amount of the Term Loans funded under the Hercules Loan Agreement, on the earlier of the maturity date or the date that the Term Loans otherwise become due and payable. The Company’s obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets, other than intellectual property. The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that ceases to apply if the Company achieves certain clinical development and financing milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.
Concurrent with each funding of the Term Loans, the Company is required to issue to Hercules a warrant, or the Warrants, to purchase a number of its common shares equal to 3.00% of the principal amount of the relevant Term Loan funded divided by the exercise price, which is based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a Warrant to Hercules exercisable for an aggregate of 49,800 of its common shares at an exercise price of $15.06 per common share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercisable for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share. The Company accounted for the Warrants as equity instruments since they were indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity (deficit). The relative fair value of the Warrants related to the first and second tranche funding were approximately $0.5 million and $0.3 million, respectively, and were treated as a discount to the Term Loans. This amount is being amortized to interest expense using the effective interest method over the life of the Term Loans. The Company estimated the fair value of the Warrants using the Black-Scholes model based on the following key assumptions:

	Tranche 1	Tranche 2

Exercise price	$15.06	$18.82
Common share price on date of issuance	$14.39	$18.96
Volatility	73.2%	72.3%
Risk-free interest rate	2.15%	2.78%
Expected dividend yield	—%	—%
Contractual term (in years)	7.00 years	7.00 years

The Company issued the first tranche of the Term Loans at a discount of $2.1 million, including the relative fair value of the related Warrant, and incurred financing costs of $1.3 million relating to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheets. The second tranche of the Term Loans was issued at a discount of $1.3 million, including the relative fair value of the related Warrant. The debt discount and deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2018, interest expense included $0.4 million of amortized debt discount and issuance costs related to the Term Loans.

Outstanding debt obligations are as follows (in thousands):

	June 30, 2018	March 31, 2018

Principal amount	$40,000	$40,000
End of term charge	2,620	2,620
Less: unamortized debt discount and issuance costs	(3,739)	(4,142)
Loan payables less unamortized debt discount and issuance costs	38,881	38,478
Less: current maturities	—	—
Long-term loan payable, net of current maturities and unamortized debt discount and issuance costs	$38,881	$38,478

Note 5—Related Party Transactions
(A) Services Agreements:
In July 2016, the Company entered into a formal services agreement with RSI, effective April 29, 2016, under which RSI agreed to provide certain administrative and R&D services to the Company. Under this services agreement, the Company pays or reimburses RSI for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges the Company the employee compensation expense plus a pre-determined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters by the respective employee, which the Company believes is reasonable. All other third-party pass thru costs are billed to the Company at cost. The accompanying unaudited condensed consolidated financial statements include third-party expenses incurred on behalf of the Company that have been paid by RSI and RSL.
In February 2017, the Company and MSI amended and restated the services agreement, effective as of November 11, 2016, to include Myovant Sciences GmbH, or MSG, as a services recipient. In addition, in February 2017, MSG entered into a separate services agreement with RSG, effective as of November 11, 2016, for the provisioning of services by RSG to MSG in relation to services related to clinical development, administrative and finance and accounting activities. The Company refers to the amended and restated services agreement with RSI and the services agreement with RSG, collectively, as the Services Agreements.
Under the Services Agreements, for the three months ended June 30, 2018 and 2017, the Company incurred expenses (inclusive of third party pass thru costs billed to the Company) of $3.2 million and $1.1 million, respectively, inclusive of the mark-up. These amounts are included in R&D expenses and G&A expenses based upon the nature of the service performed under the Services Agreements.
(B) Share-Based Compensation Expense Allocated to the Company by RSL:
Share-based compensation expense has been and will continue to be allocated to the Company by RSL over the requisite service period over which RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $0.2 million and $0.2 million, respectively, for the three months ended June 30, 2018 and 2017. Refer to Note 8 for further details.
Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily based on income taxes in the United States for federal, state and local taxes. The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was (0.23)% and (4.88)%, respectively, and is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
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
Note 7—Shareholders’ Equity
(A) Private Placement with RSL
On April 2, 2018, the Company entered into a share purchase agreement, or the Purchase Agreement, with RSL, its controlling shareholder, pursuant to which the Company agreed to issue and sell to RSL 1,110,015 of its common shares at a purchase price of $20.27 per common share in a private placement, or the Private Placement. In April 2018, the Company received proceeds of $22.5 million from RSL at the closing of the Private Placement.
(B) At-the-Market Equity Offering Program
On April 2, 2018, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the three months ended June 30, 2018, the Company issued and sold 2,767,129 of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $21.47 per common share for aggregate net proceeds to the Company of approximately $57.3 million, after deducting commissions and offering costs payable by the Company. The Company currently has approximately $40.6 million of remaining capacity available under its “at-the-market” equity offering program.
Note 8—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2018, the number of common shares authorized for issuance increased automatically by 2.4 million shares in accordance with the evergreen provision of the 2016 Plan. At June 30, 2018, a total of 2.8 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under the 2016 Plan.

(B) Stock Options
A summary of option activity under the Company’s 2016 Plan for the three months ended June 30, 2018 is as follows:

Number of Options
Options outstanding at March 31, 2018	3,549,405
Granted	1,258,340
Exercised	(16,218)
Forfeited	(11,800)
Options outstanding at June 30, 2018	4,779,727
Options vested and expected to vest at June 30, 2018	4,779,727
Options exercisable at June 30, 2018	798,921

(C) Restricted Share Awards and Restricted Stock Units
A summary of restricted share award and restricted stock unit activity under the Company’s 2016 Plan for the three months ended June 30, 2018 is as follows:

Number of Shares
Unvested balance at March 31, 2018	1,213,735
Vested	(70,514)
Unvested balance at June 30, 2018	1,143,221
(D) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Share-based compensation expense recognized as:
R&D expenses	$1,561	$860
G&A expenses	2,683	1,341
Total	$4,244	$2,201
Share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations consistent with the grantee’s salary. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL as described below in Note 8(E).
Of the total share-based compensation expense, amounts recognized for options granted to non-employees were immaterial for all periods presented.
Total unrecognized share-based compensation expense was approximately $47.9 million at June 30, 2018 and is expected to be recognized over a weighted-average period of approximately 3.26 years.
(E) Share-Based Compensation Expense for Related Parties:
(1) Stock Options Granted to RSI Employees:
During the three months ended June 30, 2018 and 2017, the Company recorded share-based compensation expense related to stock options granted to RSI employees of $14,885 and $0.1 million, respectively. At June 30, 2018, total unrecognized compensation expense related to stock options granted to RSI employees was $0.1 million, which is expected to be recognized over 2.14 years. This share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations. During the three months ended June 30, 2018 and 2017, no options were granted to RSI employees under the 2016 Plan.

(2) Share-Based Compensation Expense Allocated to the Company by RSL:
In relation to the RSL common share awards and RSL options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $0.2 million and $0.2 million, respectively, for the three months ended June 30, 2018 and 2017.
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
(3) RSL RSUs:
The Company’s Principal Executive Officer was granted 66,845 RSL RSUs during the year ended March 31, 2017. These RSUs will vest to the extent certain RSL performance criteria are achieved and certain RSL liquidity conditions are satisfied within specified years of the grant date, provided that the Company’s Principal Executive Officer has provided continued service to RSL or its subsidiaries through such date. As of June 30, 2018, the performance conditions had not been met and were deemed not probable of being met. For the three months ended June 30, 2018 and 2017, the Company recorded no share-based compensation expense related to these RSL RSUs. At June 30, 2018, there was $0.9 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this share-based compensation expense upon achievement of the performance and market conditions through the requisite service period.
Note 9—Commitments and Contingencies
The Company has entered into commitments under its license agreement with Takeda, services agreements with RSI and RSG (See Note 5(A)), and financing agreements with NovaQuest and Hercules (See Note 4). In addition, the Company has entered into services agreements with third parties for pharmaceutical R&D and manufacturing activities and has a lease agreement for office space located in Brisbane, California. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as its business further develops.
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
Note 10—Subsequent Event
In July 2018, the Company completed an underwritten public offering of 3,333,334 of its common shares at a public offering price of $22.50 per common share. After deducting the underwriting discounts and commissions and estimated offering costs payable by the Company, the net proceeds to the Company were approximately $70.2 million.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2018 included in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission, or the SEC, on June 7, 2018. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.
The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and anticipated timing of our clinical trials for relugolix and MVT-602;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical trials;

•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix, MVT-602 and any future product candidates;

•	our plans to commercialize relugolix, if approved;

•	our ability to launch commercial sales of any approved products, whether alone or in collaboration with others;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to initiate and continue relationships with third-party manufacturers;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our ability to hire and retain our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	the anticipated receipt of the remaining funding available to us under the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies;

•	industry trends;

•	developments and projections relating to our competitors or our industry; and

•	the success of competing drugs that are or may become available.

Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II. Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health and endocrine diseases. Our goal is to be the leading global biopharmaceutical company focused on women’s health and endocrine diseases in areas of high unmet medical need. Our lead product candidate is relugolix, an oral once-daily small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist. We are advancing relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin agonist, for the treatment of female infertility as a part of the hormonal preparation used in assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, raising capital, identifying and in-licensing our product candidates, including acquiring worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, preparing for and advancing the clinical development of our product candidates and preparing for the potential commercialization of relugolix.
Financial History
We have incurred, and expect to continue to incur, significant and increasing operating losses and negative cash flows for at least the next several years. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. We expect our operating losses, negative cash flows, and operating expenses to increase as we continue the clinical development of, and seek regulatory approval for, our product candidates, and grow our company.
We have funded our operations primarily from the issuance and sale of our common shares and from the financing commitments available to us from NovaQuest Capital Management, or NovaQuest, and Hercules Capital, Inc., or Hercules. Prior to our initial public offering, or IPO, our operations were funded primarily by our controlling shareholder, Roivant Sciences Ltd., or RSL. Through June 30, 2018, our sources of funding have included:

•
In November 2016, we completed our IPO in which we sold 14,500,000 common shares at a price of $15.00 per common share. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs payable by us.

•
In October 2017, we and our subsidiaries, entered into financing arrangements with NovaQuest and Hercules under which we obtained financing commitments of up to $140.0 million. As of June 30, 2018, a total of $92.0 million remained available to us under the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement and the $40.0 million financing commitment under the Hercules Loan Agreement was fully drawn.

•
On April 2, 2018, we entered into a share purchase agreement, or the Purchase Agreement, with RSL pursuant to which we agreed to issue and sell to RSL 1,110,015 of our common shares at a purchase price of $20.27 per common share in a private placement, or the Private Placement. In April 2018, we received proceeds of $22.5 million from RSL at the closing of the Private Placement.

•
On April 2, 2018, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell our common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent. During the three months ended June 30, 2018, we issued and sold 2,767,129 of our common shares under the Sales Agreement. The common shares were sold at a weighted-average-price of $21.47 per common share for aggregate net proceeds to us of approximately $57.3 million, after deducting commissions and offering costs payable by us. We currently have approximately $40.6 million of remaining capacity available under our “at-the-market” equity offering program.

As of June 30, 2018, and March 31, 2018, we had an accumulated deficit of $290.6 million and $228.5 million, respectively. We recorded net losses of $62.1 million and $23.3 million for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had $143.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest.
Subsequent Event
In July 2018, we completed an underwritten public offering of 3,333,334 of our common shares at a public offering price of $22.50 per common share. After deducting the underwriting discounts and commissions and estimated offering costs payable by us, the net proceeds to us were approximately $70.2 million.
Our Product Candidates
Relugolix
We are currently developing relugolix in three target indications: heavy menstrual bleeding associated with uterine fibroids; endometriosis-associated pain; and advanced prostate cancer. Relugolix is an oral, once-daily, small molecule that acts as a GnRH receptor antagonist that binds to and inhibits GnRH receptors in the anterior pituitary gland. Inhibition of GnRH receptors decreases the release of gonadotropins (luteinizing hormone and follicle-stimulating hormone), thereby decreasing the downstream production of estrogen and progesterone by the ovaries in women and testosterone by the testes in men.
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three target indications. Lowering estrogen levels decreases heavy menstrual bleeding in women with uterine fibroids and reduces the pelvic pain associated with endometriosis. Decreasing testosterone slows the growth and progression of advanced prostate cancer and is the central objective of treatment in men with advanced prostate cancer or when the disease has recurred following prostatectomy or radiation therapy. Myovant Sciences GmbH, our wholly owned subsidiary, holds global commercial rights to relugolix, excluding Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand and Vietnam, including the territories and possessions of each of the foregoing. In May 2018, Takeda announced that it had entered into a licensing agreement to grant ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights to relugolix for uterine fibroids and exclusive development and commercialization rights to relugolix for endometriosis, in each indication in Japan.
Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix in women with heavy menstrual bleeding associated with uterine fibroids. The program consists of two international, replicate pivotal clinical trials, which we refer to as LIBERTY 1 and LIBERTY 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with commercially available low-dose hormonal add-back therapy for 24 weeks; relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks; or placebo once daily for a period of 24 weeks. We expect to enroll approximately 390 women in each of the two replicate LIBERTY 1 and LIBERTY 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment. On July 10, 2018, we announced the completion of screening of patients for our LIBERTY 1 trial, and that we expect top-line efficacy and safety data from LIBERTY 1 in the second quarter of calendar year 2019. We also announced that we expect to complete the screening of patients for our LIBERTY 2 trial in the current quarter.

Takeda’s Phase 3 Clinical Development for Uterine Fibroids
In October 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix monotherapy compared with leuprorelin for the treatment of heavy menstrual bleeding associated with uterine fibroids. In this trial, approximately 280 patients were randomized 1:1 to receive either 40 mg of relugolix administered orally once daily or leuprorelin acetate administered by injection once every four weeks. Relugolix achieved an 82.2% response rate, meeting the primary endpoint, which was the proportion of patients achieving a pre-defined reduction in menstrual bleeding (Pictorial Blood Loss Assessment Chart, or PBAC, score of <10), and was observed to be statistically non-inferior to leuprorelin alone (p = 0.0013). Additionally, in November 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix for the treatment of pain associated with uterine fibroids. In this trial, 65 patients were randomized 1:1 to receive either 40 mg relugolix or placebo administered orally once daily. Relugolix met the primary endpoint demonstrating a marked improvement in pain in 57.6% of women with uterine fibroids compared to 3.1% of women receiving placebo (p < 0.0001). Adverse events in both studies were consistent with the mechanism of action of relugolix and adverse events observed in previous clinical trials. In February 2018, Takeda announced that it had submitted the data from both of these trials to the Ministry of Health, Labour and Welfare in Japan for marketing authorization of relugolix in Japan for the treatment of uterine fibroids. The Phase 3 data from each of these trials will be available to us, and may be used to support our anticipated New Drug Application, or NDA, submission to the U.S. Food and Drug Administration, or FDA. Although we will be solely responsible for obtaining FDA approval for relugolix in the United States, the FDA can accept the results of clinical trials conducted outside the United States that were not conducted under an investigational new drug application in support of an NDA under certain conditions. At a minimum, the trials must have been conducted in accordance with FDA’s good clinical practice requirements, and the FDA may also require that the foreign data be applicable to the U.S. population and U.S. medical practice. We cannot provide assurance that the FDA will allow us to use data from Takeda’s clinical trials in support of any NDA that we may submit. If it does not, we may be required to perform additional clinical trials.
Our Phase 3 Program for the Treatment of Endometriosis-Associated Pain
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix in women with endometriosis-associated pain. The program consists of two international replicate pivotal clinical trials, which we refer to as SPIRIT 1 and SPIRIT 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with low-dose hormonal add-back therapy for 24 weeks; relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with commercially available hormonal add-back therapy for an additional 12 weeks; or placebo once daily for a period of 24 weeks. We expect to enroll approximately 600 women in each of the two replicate SPIRIT 1 and SPIRIT 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment. We expect to complete enrollment for and anticipate results from the SPIRIT 1 and SPIRIT 2 trials during calendar year 2019.
Our Phase 3 Program for the Treatment of Advanced Prostate Cancer
We initiated a Phase 3 clinical trial in March of 2017, evaluating relugolix in men with advanced prostate cancer, which we refer to as the HERO trial. We believe that the HERO trial, if successful, will be sufficient to support the submission of an NDA based on an End-of-Phase 2 meeting held with the FDA. The European Scientific Advice procedure and an End-of-Phase 2 meeting with the Japanese health authority have also been completed supporting the design of the HERO trial.
The HERO trial is enrolling men with advanced prostate cancer who require androgen deprivation therapy and randomizes men to treatment with either oral relugolix 120 mg once daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. We expect to enroll approximately 915 men into this trial, with approximately 610 men enrolled into the active treatment arm and 305 men into the leuprolide arm. During the fourth quarter of calendar year 2017, we decreased the expected enrollment from 1,125 to 915 to reflect a change in strategy in China. The decrease in enrollment does not affect the statistical powering of the primary endpoint analysis, which has always been based on the first 915 patients enrolled in the HERO trial. We are in discussions with Takeda regarding the strategy for registration of relugolix for advanced prostate cancer in China. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the United States. Nonetheless, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets. We expect to complete enrollment for the HERO trial during calendar year 2018 and anticipate results from this trial during calendar year 2019.

MVT-602
As part of our license agreement with Takeda, or the Takeda License Agreement, we acquired the worldwide rights to MVT-602, our second product candidate, which has been evaluated in over 150 men. MVT-602 is an oligopeptide kisspeptin agonist. Kisspeptin is a naturally-occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men. In a completed Phase 1 study in healthy female volunteers, a single injection of MVT-602 was observed to cause a dose-dependent luteinizing hormone surge. We initiated a Phase 2a clinical trial in healthy female volunteers to characterize the dose response curve in the controlled ovarian stimulation setting prior to studying MVT-602 in infertile women seeking pregnancy. MVT-602 is being developed as a potential treatment for female infertility in women as part of assisted reproduction, such as in vitro fertilization, or IVF. We believe MVT-602 has the potential to be a safer alternative to human chorionic gonadotropin as a part of assisted reproduction for the treatment of female infertility.

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

Unallocated costs include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel for R&D personnel;

•	costs allocated to us for activities performed by RSI and RSG under the Services Agreements and share-based compensation expense allocated to us from RSL;

•	depreciation expenses for assets used in R&D activities; and

•	other expenses, which include the costs of consultants who assist with R&D activities not specific to a program.
R&D activities will continue to be central to our business model. We expect our R&D expenses to increase significantly in the future as we conduct our Phase 3 clinical trials for relugolix and a Phase 2a study for MVT-602, prepare to seek regulatory approval for our product candidates, expand our employee base and increase personnel-related expenses. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In addition, we expect our share-based compensation expense to increase as we continue to increase our number of R&D employees.
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
General and Administrative Expenses
General and administrative, or G&A, expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel, legal and accounting fees, general overhead, costs billed to us under the Services Agreements, share-based compensation allocated to us by RSL, and other consulting services.
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

Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Operating expenses:
Research and development	$51,341	$17,708
General and administrative	8,742	4,182
Total operating expenses	60,083	21,890

Interest expense	1,617	—
Other expense	289	342
Loss before income taxes	(61,989)	(22,232)
Income tax expense	145	1,085
Net loss	$(62,134)	$(23,317)
Research and Development Expenses
For the three months ended June 30, 2018 and 2017, our R&D expenses consisted of the following (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Program-specific costs:
Relugolix	$42,839	$14,315	$28,524
MVT-602	674	19	655

Unallocated costs:
Share-based compensation	1,561	860	701
Personnel expense	4,781	1,951	2,830
Services Agreements	457	144	313
Other expense	1,029	419	610
Total R&D expenses	$51,341	$17,708	$33,633
R&D expenses increased by $33.6 million, to $51.3 million, in the three months ended June 30, 2018 compared to $17.7 million in the three months ended June 30, 2017, primarily due to increases in expenses as a result of the progress of our ongoing Phase 3 clinical trials. R&D expenses in the three months ended June 30, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $41.9 million, personnel expenses of $4.8 million, share-based compensation expense of $1.6 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $2.1 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.
R&D expenses for the three months ended June 30, 2017 consisted primarily of CRO costs of $12.8 million, share-based compensation expense of $0.9 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $0.4 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.
General and Administrative Expenses
G&A expenses increased by $4.6 million, to $8.7 million, in the three months ended June 30, 2018 compared to $4.2 million in the three months ended June 30, 2017, primarily due to an increase in employee salaries and benefits and increases in share-based compensation expense resulting from additional headcount to support the growth of our operations. G&A expenses in the three months ended June 30, 2018 consisted primarily of personnel-related and general overhead expenses of $4.0 million, share-based compensation expense of $2.7 million, including $0.1 million of which was allocated to us by RSL, legal and professional fees of $0.9 million, and costs of $1.1 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs.

G&A expenses for the three months ended June 30, 2017 consisted primarily of personnel-related and general overhead expenses of $1.6 million, share-based compensation expense of $1.3 million, including $0.1 million of which was allocated to us by RSL, costs of $0.7 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs, and legal and professional fees of $0.6 million.
Interest Expense
Interest expense was $1.6 million for the three months ended June 30, 2018, consisting of interest expense related to the NovaQuest Securities Purchase Agreement and Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs.
There was no interest expense for the three months ended June 30, 2017.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of our common shares and from the financing commitments available to us from NovaQuest and Hercules. Prior to our IPO, our operations were funded primarily by RSL.
As of June 30, 2018, we had $143.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest, as compared to $108.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest as of March 31, 2018.
In July 2018, we completed an underwritten public offering of 3,333,334 of our common shares at a public offering price of $22.50 per common share resulting in net proceeds to us of approximately $70.2 million after deducting underwriting discounts and commissions and estimated offering costs payable by us.
We currently have approximately $40.6 million of remaining capacity available under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
We recorded net losses of $62.1 million and $23.3 million for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $290.6 million.
We have incurred, and expect to continue to incur, significant and increasing operating losses and negative cash flows for at least the next several years. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. Our operating losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other R&D and G&A activities. We anticipate that our capital requirements will increase substantially as we:

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
We currently believe that our existing cash, together with the remaining financing commitments of $92.0 million available to us from NovaQuest will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of our fiscal year ending March 31, 2020, and to enable us to receive top-line data from the Phase 3 clinical trials for at least one of our women’s health clinical programs. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. Accordingly, we will need to obtain further funding through other public or private offerings of our capital shares, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of relugolix or potentially discontinue operations. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(44,755)	$(26,557)
Net cash used in investing activities	$(197)	$(90)
Net cash provided by financing activities	$79,963	$—
Operating Activities
For the three months ended June 30, 2018, we used $44.8 million in operating activities. This was primarily attributable to a net loss for the period of $62.1 million along with an increase of $0.6 million in prepaid expenses and other current assets. These amounts were partially offset by an increase in accrued expenses of $8.0 million which was primarily due to the progress of our ongoing Phase 3 clinical trials of relugolix, $4.2 million of non-cash share-based compensation expense as a result of an increase in headcount, increase of $3.2 million due to RSL, RSI and RSG and $0.6 million of total depreciation and amortization expense.
For the three months ended June 30, 2017, $26.6 million was used in operating activities. This was primarily attributable to a net loss for the period of $23.3 million and increases of $3.1 million in other assets and $2.0 million in prepaid expenses and other current assets. These amounts were partially offset by $2.2 million of non-cash share-based compensation expense.

Investing Activities
For the three months ended June 30, 2018, $0.2 million was used in investing activities, all for the purchase of furniture and equipment.
For the three months ended June 30, 2017, $0.1 million was used in investing activities, all for the purchase of furniture and equipment.
Financing Activities
For the three months ended June 30, 2018, $80.0 million was provided by financing activities. This was primarily due to the net proceeds of $57.3 million we received from the sale of 2,767,129 common shares through our “at-the-market” equity offering program that we established in April 2018 and proceeds of $22.5 million we received from the sale of 1,110,015 common shares to RSL in a private placement.
For the three months ended June 30, 2017, no cash was provided by financing activities.
Contractual Obligations
During the three months ended June 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement. See Note 9, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements contained herein for a further discussion of this agreement.
During the three months ended June 30, 2018, there were no other material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended March 31, 2018.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements, which costs are charged to R&D and G&A expenses, as well as assumptions used to estimate the fair value of common share and option awards. We base our estimates on historical experience and on various other information available to us at the time we make the estimates and judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are inherently uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our critical accounting policies are more fully described in “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 7, 2018.
Recent Accounting Pronouncements
For information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of June 30, 2018, we had cash of $143.6 million, consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, compared to $108.6 million at March 31, 2018. We also have certain long-term debt that bears interest at a prime-based variable rate. A hypothetical 10% change in this interest rate would have an approximate $0.4 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have focused our efforts on research and development with the goal of achieving regulatory approval and have incurred significant operating losses. Our net loss was $62.1 million and $23.3 million for the three months ended June 30, 2018 and 2017, respectively, and, as of June 30, 2018, we had an accumulated deficit of $290.6 million.
We expect to continue to incur significant and increasing losses over the next several years as we continue to develop relugolix and MVT-602. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our results of operations, financial position and working capital. If we obtain regulatory approval for relugolix or MVT-602, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.
Neither relugolix nor MVT-602 has been approved for marketing anywhere in the world, and they may never receive such approval. As a result, we have never generated any product revenue. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of relugolix and MVT-602, obtain necessary regulatory approvals, and have relugolix and MVT-602 manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize relugolix or MVT-602. Even if we successfully obtain regulatory approvals to market relugolix or MVT-602, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for relugolix and MVT-602 and whether we own the commercial rights for those territories. For example, ORILISSA™, an oral GnRH receptor antagonist for the management of moderate to severe pain associated with endometriosis, was recently approved by the FDA. The launch and commercialization of such competing drug may limit the revenue from relugolix. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of relugolix or MVT-602, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.

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
Even if we receive regulatory approval for relugolix or MVT-602, our ability to generate revenues from relugolix or MVT-602 will depend on our ability to:

•	set an acceptable price for relugolix or MVT-602 and obtain coverage and adequate reimbursement for third-party payors;

•	establish effective sales, marketing, and distribution systems in jurisdictions around the world for relugolix (excluding Japan and certain other Asian countries) or MVT-602;

•	initiate and continue relationships with Takeda and/or other third-party manufacturers and have commercial quantities of relugolix or MVT-602 manufactured at acceptable cost and quality levels;

•	attract and retain experienced management and advisory teams;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others;

•	establish the safety and efficacy of relugolix and MVT-602 in comparison to competing products; and

•	maintain, expand, and protect our intellectual property portfolio
If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment in us may be adversely affected.
If we are unable to formulate a fixed-dose combination version of relugolix with low-dose estradiol and progestin for women’s health indications, its potential commercial opportunity and competitive advantage could be limited.
GnRH antagonists, like relugolix, may cause reversible loss of bone mineral density due to the hypoestrogenic state induced by GnRH antagonists that may limit duration of use. This risk, and a related risk of hot flush, may be mitigated by the co-administration of low-dose estradiol and progestin as hormonal add-back therapy. A key part of our relugolix clinical development strategy is to formulate a fixed-dose combination of relugolix with low-dose estradiol and progestin add-back therapy to facilitate patient convenience and compliance. If we are unsuccessful in our attempts to formulate a fixed-dose combination in time for the initial application for market authorization, we expect to seek approval for relugolix tablets co-packaged with commercially available low-dose estradiol and progestin. This would potentially decrease our advantages relative to our competition by requiring patients to take two pills once daily instead of one pill once daily until the fixed-dose combination could be developed. If our competitors develop a fixed-dose combination with hormonal add-back therapy before we do, or if we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.

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
Each of these agreements includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant. Under the NovaQuest Securities Purchase Agreement, a minimum cash covenant applies commencing on November 1, 2020 (or November 1, 2021 if extended pursuant to the terms of the NovaQuest Securities Purchase Agreement) and under the Hercules Loan Agreement, a minimum cash covenant applies until such time as Myovant achieves both the clinical development and financing milestones as set forth in the Hercules Loan Agreement. Other restrictive covenants include limitations on additional indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), transfers, mergers or acquisitions, taxes, corporate changes and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
Additionally, the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement each also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, cross acceleration to certain debt, certain events relating to bankruptcy or insolvency and certain events relating to United Kingdom or Irish pension plans. Upon the occurrence of an event of default under the NovaQuest Securities Purchase Agreement, a default interest rate of an additional 5.0% will apply to the outstanding obligations under the NovaQuest Securities Purchase Agreement, and NovaQuest, as the agent for the holders of the notes, may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the NovaQuest Securities Purchase Agreement. Upon the occurrence of an event of default under the Hercules Loan Agreement, a default interest rate of an additional 5.0% may be applied to the outstanding obligations under the Hercules Loan Agreement, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement. In addition, upon the occurrence of certain bankruptcy and insolvency events, our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement and our obligations under the Hercules Loan Agreement would automatically become due and payable. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. NovaQuest and Hercules could also exercise their rights to take possession and dispose of the collateral securing our obligations, which collateral includes all of our and our subsidiaries’ respective assets other than intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
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
We currently believe that our existing cash, together with the remaining financing commitments of $92.0 million available to us from NovaQuest will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of our fiscal year ending March 31, 2020, and to enable us to receive top-line data from the Phase 3 clinical trials for at least one of our women’s health clinical programs. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient for us to compete all necessary development activities and commercially launch relugolix. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.

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
We rely on agreements with Takeda to provide rights to the core intellectual property relating to our existing product candidates and to supply us with clinical and commercial trial material to support development of relugolix and MVT-602. Any termination or loss of significant rights under those agreements would adversely affect our development or commercialization of relugolix and MVT-602.
We have licensed our core intellectual property relating to relugolix and MVT-602 from Takeda. If, for any reason, the Takeda License Agreement is terminated or we otherwise lose the rights thereunder, it would adversely affect our business. The Takeda License Agreement imposes on us obligations relating to exclusivity, territorial restrictions, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection, and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda and Takeda may have the right to terminate our license, which would result in us being unable to develop, manufacture, and sell relugolix and MVT-602.
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited will supply us, and we will obtain from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. Takeda Limited is also assisting us with a technical transfer of the manufacturing process for relugolix to us and our designee and we are paying the expenses related to such transfer. On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has also agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. We will pay the expenses related to such transfer. If Takeda fails to fulfill its obligations to manufacture and supply clinical and/or commercial quantities of relugolix to us or fails to enable the transfer of the manufacturing process for relugolix to us or our designee, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
We currently have a limited number of employees and we rely on Roivant Sciences, Inc. and Roivant Sciences GmbH to provide various services for us.
As of June 30, 2018, we had 104 employees. To operate our business, we rely in part on services provided by Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, wholly owned subsidiaries of Roivant Sciences Ltd., or RSL, pursuant to the Services Agreements we have with these entities. Personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility or act exclusively for us, and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited financing and accounting and other resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected.
In addition, we expect that the level of support we receive from RSI and RSG will decrease in the near term as RSL seeks to decrease and decentralize the amount of services it provides to its affiliated companies, including Myovant. As a result, we will be required to replace many of these services with our own internally developed teams or substitute third-party service providers. We primarily intend to develop these capabilities internally, and may incur increased costs as we hire and train additional personnel. If we are unable to develop these capabilities or we fail to do so in a timely and effective manner, the operations of our business would be adversely affected.

Our future success depends on our ability to attract and retain key personnel.
We expect to hire additional employees for our managerial team and other teams supporting G&A commercial, operations and many other functions. Many of the other pharmaceutical companies we currently compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances of career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. Due to these reasons, we may not be able to attract or retain qualified personnel.
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
We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; manufacturing and cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.,” and “If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are found to be in violation of any such regulatory standards or requirements, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, and storage of personal information.

We may also be subject to or affected by foreign laws and regulation, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation, or GDPR, which introduces strict requirements for processing personal data. The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health conditions, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified by European Union national law, and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
We intend to implement a company-wide enterprise resource planning, or ERP, system to upgrade certain existing business, operational, and financial processes, upon which we rely. ERP implementations are complex and time-consuming projects that require transformations of business and finance processes in order to reap the benefits of the ERP system; any such transformation involves risk inherent in the conversion to a new computer system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control over financial reporting could cause us to fail to comply with our U.S. Securities and Exchange Commission, or SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.
Potential product liability lawsuits against us could cause us to incur substantial liabilities and could impact ongoing and planned clinical trials as well as limit commercialization of any products that we may develop.
The use of relugolix and MVT-602 in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by regulatory or governmental agencies, consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
Our product candidates, relugolix and MVT-602, are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans for any clinical trials of relugolix or MVT-602, which may delay the approval of an NDA or similar application. The clinical trial process is also time-consuming.
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
In addition, prior to our acquisition of worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of either relugolix or MVT-602. We are dependent on Takeda having conducted such research and development in accordance with the applicable protocols, legal, regulatory, and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.
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
Drug development is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists for the treatment of each of uterine fibroids, endometriosis, and advanced prostate cancer, as well as infertility in women, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these indications. For example, ORILISSA™, an oral GnRH receptor antagonist, was recently approved by the FDA for the management of moderate to severe pain associated with endometriosis and is expected to be launched by AbbVie in August 2018. Further, it is likely that additional drugs will become available in the future for the treatment of each of our target indications.
We are aware of several companies that are developing and commercializing drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, endometriosis-associated pain, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping, and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions-including in some cases, a boxed warning-be included in the product labeling. If relugolix or MVT-602 receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
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
Even if one of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the content of the approved product label;

•	the effectiveness of sales and marketing efforts;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the availability of third-party payor coverage and adequate reimbursement; and

•	any restrictions on the use of our product together with other medications.
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
Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or attain access to adequate numbers of physicians to prescribe any drugs;

•	the inability to negotiate with payors regarding reimbursement for our products; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and such collaborator’s ability to successfully market and sell the products. We intend to pursue collaborative arrangements regarding the sales and marketing of our product candidates, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or even if we are able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenue we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.
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

•
the federal false claims and civil monetary penalties laws, including the False Claims Act, which among other things, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The tax legislation enacted on December 22, 2017 entitled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated under the ACA. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. Moreover, in July 2018, CMS announced that it has suspended further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.
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
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.
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
Our third party manufacturers and corporate partners are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or corporate partners fail to perform as required, this could cause delays in our clinical trials and applications for regulatory approval, as well as meet demand for any approved products. We utilize a limited number of third-party manufacturers and corporate partners and may not be able to locate additional or replacement facilities on a reasonable basis, or at all.
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
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. The scope of patent protection may also be limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
Although our common shares are listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by passive investors (for example, RSL beneficially owning approximately 56.2% of our outstanding common shares as of August 3, 2018), trading in our common shares may be less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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

•	additions or departures of key scientific or management personnel;

•	short sales of our common shares;

•	sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;

•	sales or purchases of our common shares by our executive officers;

•	issuance of additional shares of our common shares, or the perception that such issuances may occur, including through our “at-the-market” offering program;

•	negative coverage in the media or analyst reports, whether accurate or not;

•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;

•	trading liquidity of our common shares;

•	investors’ general perception of our company and our business;

•	general political, economic, industry, and market conditions;

•	effects of natural or man-made catastrophic events; and

•	the other factors described in this “Risk Factors” section.
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
Based on our common shares outstanding as of August 3, 2018, RSL beneficially owns approximately 56.2% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
We have filed a registration statement on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plan. In addition, we have filed an amended registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $300.0 million of our securities, as well as the resale of up to 49,800 common shares held by Hercules, and in July 2018 sold 3,333,334 common shares under this registration statement. Sales of these common shares or the issuance of such securities may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue additional common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares and result in dilution to the market price of our common shares.
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
Under our amended and restated bye-laws, in the event that any U.S. person holds, directly, indirectly or constructively, 9.5% or more of the total voting power of our issued share capital, excluding any U.S. person that held, directly, indirectly or constructively, 9.5% or more of the total voting power of issued share capital immediately prior to the closing of our IPO, the aggregate votes conferred by the common shares held by such person (or by any person through which such U.S. person indirectly or constructively holds shares) could be reduced by our board of directors to the extent necessary such that the common shares held, directly, indirectly or constructively, by such U.S. person will constitute less than 9.5% of the voting power of all issued and outstanding shares. RSL and certain of its affiliates are not subject to these provisions. Further, our board of directors may determine that shares shall carry different or no voting rights as it reasonably determines, based on the advice of counsel, to be appropriate to (1) avoid the existence of any U.S. person who holds 9.5% or more of the total voting power of our issued share capital or (2) avoid adverse tax, legal or regulatory consequences to us, any subsidiary of ours or any holder of our common shares or its affiliates. These provisions may discourage potential investors from acquiring a stake or making a significant investment in our company, as well as discourage a takeover attempt, which may prevent our shareholders from receiving the benefit of any such transactions as well as adversely affect the prevailing market price of our common shares if viewed as discouraging takeover attempts in the future.
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
We and RSL, our principal shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland, Ireland, and the U.S. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, RSL, our controlling shareholder, and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the Tax Act was enacted in the United States, which introduced a comprehensive set of tax reforms. We continue to assess the impact of such tax reform legislation on our business and may determine that changes to our structure, practice or tax positions are necessary in light of the Tax Act. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate income tax rate from the previous 35 percent to 21 percent. The Tax Act in conjunction with the tax laws of other jurisdictions in which we operate, however, may require consideration of changes to our structure and the manner in which we conduct our business. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom and Switzerland), the U.S., Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
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

U.S. holders that own 10 percent or more of the vote or value of our common shares may suffer adverse tax consequences because we and/or any of our non-U.S. subsidiaries are expected to be characterized as a “controlled foreign corporation,” or a CFC, under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended, or the Code.
A non-U.S. corporation is considered a CFC if more than 50 percent of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or, for taxable years of non-U.S. corporations beginning after December 31, 2017, and for taxable years of shareholders with or within which such taxable years of non-U.S. corporations end, 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
As a result of certain changes in the U.S. tax law introduced by the Tax Act, we believe that we and our non-U.S. subsidiaries are classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares and the impact of the Tax Act, especially the changes to the rules relating to CFCs.
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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. With respect to the taxable year that ended on March 31, 2018, and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
In our current taxable year ending March 31, 2019, we expect to implement structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. The failure or inability to implement such structures or arrangements may have an adverse impact on the determination of whether we are classified as a PFIC.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
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
No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.
We have used all of the net proceeds from our IPO primarily to fund the nonclinical and clinical development of relugolix and MVT-602, to expand our internal research and development capabilities, and for general corporate purposes.
There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC on October 27, 2016 pursuant to Rule 424(b) of the Securities Act.

Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
None.

Item 6.   Exhibits.

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3	Third Amended and Restated Bye-laws.	8-K	001-37929	3.1	02/09/2018
10.1	Sales Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Cowen and Company, LLC.	8-K	001-37929	1.1	04/03/2018
10.2	Share Purchase Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-37929	99.1	04/03/2018
10.3†
Waiver and Amendment to the Securities Purchase Agreement, dated as of March 28, 2018, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, Myovant Sciences, Inc., the Purchasers (as defined therein) and NovaQuest Pharma Opportunities Fund IV, L.P.

10.4†
Second Waiver and Amendment to the Securities Purchase Agreement, dated as of March 30, 2018, , dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, Myovant Sciences, Inc., the Purchasers (as defined therein) and NovaQuest Pharma Opportunities Fund IV, L.P.

10.5†*	Commercial Manufacturing & Supply Agreement, effective as of May 30, 2018, by and between Myovant Sciences GmbH and Takeda Pharmaceutical Company Limited.

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Extension Presentation Linkbase

†Filed herewith.
*Confidential treatment has been requested for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the SEC.
** These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYOVANT SCIENCES LTD.

By:	/s/ Frank Karbe
Frank Karbe (Duly Authorized Officer and Principal Financial and Accounting Officer)

 Date: August 7, 2018