Form 10-Q/A
period 2018-06-30
Myovant Sciences Ltd.
filed 2018-09-17
CIK 1679082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Myovant Sciences Ltd. (“Myovant”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend Myovant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2018 (the “Form 10-Q”). This Amendment is an exhibit-only filing. This Amendment is being filed solely to re-file a revised redacted version of Exhibit 10.5 to the Form 10-Q to reflect changes to Myovant’s confidential treatment request with respect to certain portions of Exhibit 10.5. Except for the changes to Exhibit 10.5, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and Myovant’s other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Myovant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment (Exhibits 31.3 and 31.4). Myovant is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 6. Exhibits.

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016

3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016

3.3	Third Amended and Restated Bye-laws.	8-K	001-37929	3.1	02/09/2018

10.1	Sales Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Cowen and Company, LLC.	8-K	001-37929	1.1	04/03/2018

10.2	Share Purchase Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-37929	99.1	04/03/2018

10.3	Waiver and Amendment to the Securities Purchase Agreement, dated as of March 28, 2018, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, Myovant Sciences, Inc., the Purchasers (as defined therein) and NovaQuest Pharma Opportunities Fund IV, L.P.	10-Q	001-37929	10.3	08/07/2018

10.4	Second Waiver and Amendment to the Securities Purchase Agreement, dated as of March 30, 2018, dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, Myovant Sciences, Inc., the Purchasers (as defined therein) and NovaQuest Pharma Opportunities Fund IV, L.P.	10-Q	001-37929	10.4	08/07/2018

10.5*†	Commercial Manufacturing & Supply Agreement, effective as of May 30, 2018, by and between Myovant Sciences GmbH and Takeda Pharmaceutical Company Limited.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-37929	13.1	08/07/2018

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-37929	31.2	08/07/2018

31.3†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-Q/A)

31.4†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-Q/A)

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-37929	32.1	08/07/2018

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-37929	32.2	08/07/2018

101.INS XBRL+	Instance Document

101.SCH XBRL+	Taxonomy Extension Schema

101.CAL XBRL+	Taxonomy Extension Calculation Linkbase

101.DEF XBRL+	Taxonomy Extension Definition Linkbase

101.LAB XBRL+	Taxonomy Extension Label Linkbase

101.PRE XBRL+	Taxonomy Extension Presentation Linkbase

†	Filed herewith.
+	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, as filed on August 7, 2018.

*	Confidential treatment has been requested for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the SEC.
**

These certifications were previously furnished solely to accompany the Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not filed for purposes of Section 18 of the Exchange Act, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYOVANT SCIENCES LTD.

Date: September 17, 2018	By:	/s/ Frank Karbe
Frank Karbe (Duly Authorized Officer and Principal Financial and Accounting Officer)