Form 10-Q
period 2018-09-30
Myovant Sciences Ltd.
filed 2018-11-08
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on November 2, 2018, was 68,492,388.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements

MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	September 30, 2018	March 31, 2018
Assets
Current assets:
Cash	$154,317	$108,624
Prepaid expenses and other current assets	8,449	5,139
Income tax receivable	767	1,000
Total current assets	163,533	114,763

Furniture and equipment, net	1,472	1,273
Other assets	3,161	3,065
Total assets	$168,166	$119,101

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,359	$4,578
Interest payable	300	282
Accrued expenses	38,733	30,265
Due to RSL, RSI and RSG	578	1,960
Total current liabilities	47,970	37,085

Deferred rent	975	408
Deferred interest payable	560	255
Long-term debt	44,560	43,624
Total liabilities	94,065	81,372

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 68,484,888 and 60,997,856 issued and outstanding common shares at September 30, 2018 and March 31, 2018, respectively	1	1
Additional paid-in capital	430,101	266,178
Accumulated other comprehensive income	377	24
Accumulated deficit	(356,378)	(228,474)
Total shareholders’ equity	74,101	37,729
Total liabilities and shareholders’ equity	$168,166	$119,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:
Research and development(1)	$53,813	$24,170	$105,154	$41,878
General and administrative(2)	10,310	6,141	19,052	10,323
Total operating expenses	64,123	30,311	124,206	52,201

Interest expense	1,580	—	3,197	—
Other (income) expense	(21)	(138)	268	204
Loss before income taxes	(65,682)	(30,173)	(127,671)	(52,405)
Income tax expense (benefit)	88	(265)	233	820
Net loss	$(65,770)	$(29,908)	$(127,904)	$(53,225)
Net loss per common share — basic and diluted	$(0.99)	$(0.50)	$(1.97)	$(0.90)
Weighted average common shares outstanding — basic and diluted	66,666,876	59,459,500	64,997,698	59,353,966

(1) Includes $246 and $565 of costs allocated from RSL, RSI, and RSG during the three months ended September 30, 2018 and 2017, respectively, and $2,434 and $1,103 of costs allocated from RSL, RSI, and RSG during the six months ended September 30, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 8(D)).
(2) Includes $949 and $694 of costs allocated from RSL, RSI, and RSG during the three months ended September 30, 2018 and 2017, respectively, and $2,174 and $1,509 of costs allocated from RSL, RSI, and RSG during the six months ended September 30, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 8(D)).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(65,770)	$(29,908)	$(127,904)	$(53,225)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(72)	(116)	353	148
Total other comprehensive (loss) income	(72)	(116)	353	148

Comprehensive loss	$(65,842)	$(30,024)	$(127,551)	$(53,077)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	60,997,856	$1	$266,178	$24	$(228,474)	$37,729
Issuance of common shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2.1 million	2,767,129	—	57,315	—	—	57,315
Issuance of common shares in connection with Private Placement with RSL	1,110,015	—	22,500	—	—	22,500
Share-based compensation expense	—	—	4,053	—	—	4,053
Capital contribution — share-based compensation	—	—	191	—	—	191
Foreign currency translation adjustment	—	—	—	425	—	425
Issuance of common shares upon exercise of stock options	16,218	—	76	—	—	76
Net loss	—	—	—	—	(62,134)	(62,134)
Balance at June 30, 2018	64,891,218	1	350,313	449	(290,608)	60,155
Share-based compensation expense	—	—	4,529	—	—	4,529
Capital contribution — share-based compensation	—	—	196	—	—	196
Capital contribution from RSI and RSG	—	—	212	—	—	212
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Issuance of common shares in secondary public equity offering, net of commissions and offering costs of $5.1 million	3,533,399	—	74,391	—	—	74,391
Issuance of common shares upon exercise of stock options and vesting of RSUs	60,271	—	460	—	—	460
Net loss	—	—	—	—	(65,770)	(65,770)
Balance at September 30, 2018	68,484,888	$1	$430,101	$377	$(356,378)	$74,101

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at Balance at March 31, 2017	60,275,757	$1	$(1)	$251,733	$140	$(85,097)	$166,776
Adjustment to adopt ASU 2016-09	—	—	—	122	—	(122)	—
Shares issued to settle the warrant liability to Takeda	4,432	—	—	58	—	—	58
Share-based compensation expense	564,111	—	—	1,954	—	—	1,954
Capital contribution — share-based compensation	—	—	—	247	—	—	247
Foreign currency translation adjustment	—	—	—	—	264	—	264
Net loss	—	—	—	—	—	(23,317)	(23,317)
Balance at June 30, 2017	60,844,300	1	(1)	254,114	404	(108,536)	145,982
Share-based compensation expense	—	—	—	2,519	—	—	2,519
Capital contribution — share-based compensation	—	—	—	230	—	—	230
Foreign currency translation adjustment	—	—	—	—	(116)	—	(116)
Issuance of common shares upon exercise of stock options	4,936	—	—	12	—	—	12
Net loss	—	—	—	—	—	(29,908)	(29,908)
Balance at September 30, 2017	60,849,236	$1	$(1)	$256,875	$288	$(138,444)	$118,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(127,904)	$(53,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,969	4,950
Depreciation	191	104
Amortization of debt discount and issuance costs	936	—
Foreign currency translation adjustment	353	148
Other	212	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,240)	(517)
Deferred tax assets	—	208
Income tax receivable	233	—
Other assets	(96)	(2,098)
Accounts payable	3,781	(1,975)
Income tax payable	—	561
Interest payable	18	—
Accrued expenses	8,176	2,569
Due to RSL, RSI and RSG	(1,382)	(2,299)
Deferred rent	567	213
Deferred interest payable	305	—
Net cash used in operating activities	(108,881)	(51,361)
Cash flows from investing activities:
Purchase of furniture and equipment	(390)	(157)
Net cash used in investing activities	(390)	(157)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in secondary public equity offering, net of issuance costs paid	74,683	—
Cash proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	57,315	—
Cash proceeds from issuance of common shares in Private Placement with RSL	22,500	—
Cash proceeds from stock option exercises	466	12
Net cash provided by financing activities	154,964	12
Net change in cash	45,693	(51,506)
Cash—beginning of period	108,624	180,838
Cash—end of period	$154,317	$129,332
Non-cash financing activities:
Offering costs, unpaid included in accrued expenses	$292	$—
Stock options exercised receivables, included in prepaid expenses and other current assets	$(70)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly owned subsidiaries, the Company) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health and endocrine diseases. The Company is developing relugolix in combination with low-dose estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, relugolix as monotherapy at a higher dose for advanced prostate cancer, and an additional product candidate, MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Both relugolix and MVT-602 were licensed to the Company by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
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
The Company has incurred, and expects to continue to incur, significant operating losses and negative cash flows for at least the next several years as it continues to develop its product candidates and prepares for the potential future regulatory approvals and commercialization of relugolix. To date, the Company has not generated any revenue, and it does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates.
Based on its current operating plan, the Company believes its existing cash, together with the remaining financing commitments of $92.0 million available to it from NovaQuest Capital Management, or NovaQuest, will be sufficient to fund its operating expenses and capital expenditure requirements through the first quarter of its fiscal year ending March 31, 2020, and to enable it to receive top-line data from the first Phase 3 clinical trial for one of its women’s health clinical programs. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch relugolix. The Company continuously assesses multiple options to obtain further funding to support its operations through public or private offerings of its capital shares, debt financings, collaboration and licensing arrangements, or other sources. However, adequate additional funding may not be available to the Company on acceptable terms, or at all.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States, or U.S., generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the U.S. Securities and Exchange Commission, or the SEC, on June 7, 2018. The unaudited consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, for any other interim period or for any other future year.
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
(B) Use of Estimates
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
(C) Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, where applicable, for outstanding yet unvested shares of restricted common stock. The computation of diluted net loss per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted share units, restricted share awards, and warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data.
At September 30, 2018 and 2017, potentially dilutive securities were as follows:

	September 30,
	2018	2017
Options	5,115,494	3,228,164
Restricted share awards (unvested)	1,057,707	1,339,763
Restricted stock units (unvested)	12,500	10,000
Warrants	73,710	—
Total	6,259,411	4,577,927
(D) Fair Value Measurements
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
(E) Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASU No. 2016-02, which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company plans to adopt this standard as of April 1, 2019. ASU No. 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. The Company has implemented a process to identify its outstanding lease portfolio and is currently evaluating its outstanding leases to determine the impact the new standard will have on its consolidated financial statements. The Company expects that the adoption of this standard will result in the recognition of an asset for the right to use a leased facility on the Company’s consolidated balance sheet, as well as the recognition of a liability for the lease payments remaining on the lease. While the consolidated balance sheet presentation is expected to change, the Company does not expect a material change to the consolidated statements of operations and comprehensive loss or cash flows.

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
Note 3—Accrued Expenses
As of September 30, 2018, and March 31, 2018, accrued expenses consisted of the following (in thousands):

	September 30, 2018	March 31, 2018

Accrued R&D expenses	$34,145	$25,988
Accrued compensation-related expenses	2,423	2,792
Accrued professional fees	624	566
Accrued other expenses	1,541	919
Total accrued expenses	$38,733	$30,265

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
The Company incurred financing costs related to the NovaQuest Securities Purchase Agreement of $1.0 million which are recorded as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. During the three and six months ended September 30, 2018, interest expense included $0.1 million and $0.2 million of amortized deferred financing costs related to the NovaQuest notes.
Outstanding debt obligations to NovaQuest are as follows (in thousands):

	September 30, 2018	March 31, 2018

Principal amount	$6,000	$6,000
Less: unamortized debt issuance costs	(639)	(854)
Loan payables less unamortized debt issuance costs	5,361	5,146
Less: current maturities	—	—
Long-term loan payable, net of current maturities and unamortized debt issuance costs	$5,361	$5,146

(B) Hercules Long-term Debt
In October 2017, the Company, its following subsidiaries, MSI, MHL, MSG and MSIL as guarantors, and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provides up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018. The Term Loans bear interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The interest rate on the Term Loans was 9.25% at September 30, 2018. Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date has been extended from May 1, 2021 to November 1, 2021 as a result of the achievement of a financing milestone in July 2018. The Company is obligated to make monthly payments of accrued interest until June 1, 2019, or the Interest-only Period, subject to certain terms and conditions, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period has been extended to December 1, 2019 as a result of the achievement of a financing milestone during July 2018. The Interest-only Period may be further extended until June 1, 2020 if a certain clinical milestone is met, as specified in the Hercules Loan Agreement. Prepayment of the Term Loan is subject to a prepayment charge. The Company is also obligated to pay an end of term charge of 6.55% of the principal amount of the Term Loans funded under the Hercules Loan Agreement, on the earlier of the maturity date or the date that the Term Loans otherwise become due and payable. The Company’s obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets, other than intellectual property. The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that ceases to apply if the Company achieves certain clinical development and financing milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.
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

	Tranche 1	Tranche 2

Exercise price	$15.06	$18.82
Common share price on date of issuance	$14.39	$18.96
Volatility	73.2%	72.3%
Risk-free interest rate	2.15%	2.78%
Expected dividend yield	—%	—%
Contractual term (in years)	7.00	7.00

The Company issued the first tranche of the Term Loans at a discount of $2.1 million, including the relative fair value of the related Warrant, and incurred financing costs of $1.3 million relating to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheets. The second tranche of the Term Loans was issued at a discount of $1.3 million, including the relative fair value of the related Warrant. The debt discount and deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. During the three and six months ended September 30, 2018, interest expense included $0.3 million and $0.7 million of amortized debt discount and issuance costs related to the Term Loans.

Outstanding debt obligations to Hercules are as follows (in thousands):

	September 30, 2018	March 31, 2018

Principal amount	$40,000	$40,000
End of term charge	2,620	2,620
Less: unamortized debt discount and issuance costs	(3,421)	(4,142)
Loan payables less unamortized debt discount and issuance costs	39,199	38,478
Less: current maturities	—	—
Long-term loan payable, net of current maturities and unamortized debt discount and issuance costs	$39,199	$38,478

Note 5—Related Party Transactions
(A) Services Agreements
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
Under the Services Agreements, for the three months ended September 30, 2018 and 2017, the Company incurred expenses (inclusive of third party pass thru costs billed to the Company) of $1.0 million and $1.0 million, respectively, inclusive of the mark-up. Under the Services Agreements, for the six months ended September 30, 2018 and 2017, the Company incurred expenses (inclusive of third party pass thru costs billed to the Company) of $4.2 million and $2.1 million, respectively, inclusive of the mark-up. These amounts are included in R&D expenses and G&A expenses based upon the nature of the service performed under the Services Agreements.
(B) Share-Based Compensation Expense Allocated to the Company by RSL
Share-based compensation expense has been and will continue to be allocated to the Company by RSL over the requisite service period over which RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $0.2 million and $0.3 million, respectively, for the three months ended September 30, 2018 and 2017 and $0.4 million and $0.5 million, respectively, for the six months ended September 30, 2018 and 2017. Refer to Note 8 for further details.
(C) Private Placement with RSL
See Note 7(B) for information regarding the Private Placement with RSL.
Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was (0.13)% and 0.88%, respectively. The Company’s effective tax rate for the six months ended September 30, 2018 and 2017 was (0.18)% and (1.56)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
On December 22, 2017, the Tax Cuts and Jobs Act, or the Act, was enacted, which introduced a comprehensive set of tax reform in the U.S. The Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).
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
Note 7—Shareholders’ Equity
(A) Underwritten Secondary Public Equity Offering of Common Stock
In July 2018, the Company completed an underwritten secondary public equity offering of 3,333,334 of its common shares at a public offering price of $22.50 per common share. Subsequently, in August 2018, the Company issued and sold an additional 200,065 common shares upon the partial exercise of the underwriters’ over-allotment option at a price of $22.50 per common share. After deducting the underwriting discounts and commissions and estimated offering costs payable by the Company, the net proceeds to the Company in connection with the underwritten secondary public equity offering, including the over-allotment option, were approximately $74.4 million.
(B) Private Placement with RSL
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
(C) At-the-Market Equity Offering Program
On April 2, 2018, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the three and six months ended September 30, 2018, the Company issued and sold none and 2,767,129, respectively, of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $21.47 per common share for aggregate net proceeds to the Company of approximately $57.3 million, after deducting underwriting commissions and offering costs payable by the Company. The Company currently has approximately $40.6 million of capacity available under its “at-the-market” equity offering program.
(D) Takeda Warrant Liability
During the year ended March 31, 2018, the Company issued 4,432 common shares to Takeda pursuant to a warrant which expired on April 30, 2017.
Note 8—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan

In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2018, the number of common shares authorized for issuance increased automatically by 2.4 million shares in accordance with the evergreen provision of the 2016 Plan. At September 30, 2018, a total of 2.5 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(B) Stock Options
A summary of option activity under the Company’s 2016 Plan is as follows:

Number of Options
Options outstanding at March 31, 2018	3,549,405
Granted	1,710,760
Exercised	(73,989)
Forfeited	(70,682)
Options outstanding at September 30, 2018	5,115,494
Options vested and expected to vest at September 30, 2018	5,115,494
Options exercisable at September 30, 2018	1,195,945

(C) Restricted Share Awards and Restricted Stock Units
A summary of restricted share award and restricted stock unit activity under the Company’s 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2018	1,213,735
Vested	(143,528)
Unvested balance at September 30, 2018	1,070,207
(D) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Share-based compensation expense recognized as:
R&D expenses	$1,846	$679
G&A expenses	2,879	2,070
Total	$4,725	$2,749

	Six Months Ended September 30,
	2018	2017
Share-based compensation expense recognized as:
R&D expenses	$3,407	$1,539
G&A expenses	5,562	3,411
Total	$8,969	$4,950
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
Total unrecognized share-based compensation expense for awards granted pursuant to the 2016 Plan was approximately $49.3 million at September 30, 2018 and is expected to be recognized over a weighted-average period of approximately 3.07 years.
(E) Share-Based Compensation Expense for Related Parties:
(1) Stock Options Granted to RSI Employees:
During the three months ended September 30, 2018 and 2017, the Company recorded share-based compensation expense related to stock options granted to RSI employees of $15,091 and $0.1 million, respectively. During the six months ended September 30, 2018 and 2017, the Company recorded share-based compensation expense related to stock options granted to RSI employees of $29,976 and $0.2 million, respectively. At September 30, 2018, total unrecognized compensation expense related to stock options granted to RSI employees was $0.1 million, which is expected to be recognized over a period of approximately 1.88 years. This share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations.
(2) Share-Based Compensation Expense Allocated to the Company by RSL:
In relation to the RSL common share awards and RSL options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $0.1 million and $0.3 million, respectively, for the three months ended September 30, 2018 and 2017, and $0.3 million and $0.5 million, respectively, for the six months ended September 30, 2018 and 2017.
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
(3) RSL RSUs:
The Company’s Principal Executive Officer was granted 66,845 RSL RSUs during the year ended March 31, 2017. These RSUs will vest to the extent certain RSL performance criteria are achieved and certain RSL liquidity conditions are satisfied within specified years of the grant date, provided that the Company’s Principal Executive Officer has provided continued service to RSL or its subsidiaries through such date. As of September 30, 2018, the performance conditions had not been met and were deemed not probable of being met. For the three and six months ended September 30, 2018 and 2017, the Company recorded no share-based compensation expense related to these RSL RSUs. At September 30, 2018, there was $0.9 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this share-based compensation expense upon achievement of the performance and market conditions through the requisite service period.

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
In addition, under the Takeda Commercial Supply Agreement, Takeda has agreed to assist with the transfer of technology and Takeda manufacturing know-how to a second CMO of the Company’s subsidiary, Myovant Sciences GmbH. The Company has agreed to reimburse Takeda for all internal costs, and external costs, charges, and expenses, in each case, reasonably incurred by Takeda in connection with any technology transfer services.
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

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2018 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC, on June 7, 2018. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
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
The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and anticipated timing of our clinical trials for relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy and MVT-602;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical trials;

•
anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy, MVT-602 and any future product candidates;

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

Business Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for women’s health and endocrine diseases. Our goal is to be the leading global biopharmaceutical company focused on women’s health and endocrine diseases in areas of high unmet medical need. Our lead product candidate is relugolix, an oral once-daily small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist. We are advancing relugolix in combination with low-dose estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, and relugolix as a monotherapy at a higher dose for advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as a part of assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
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
Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative cash flows for at least the next several years as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates.
We have funded our operations primarily from the issuance and sale of our common shares and from the financing commitments available to us from NovaQuest Capital Management, or NovaQuest, and Hercules Capital, Inc., or Hercules. Through September 30, 2018, our sources of funding have primarily consisted of:

•
In November 2016, we completed our IPO in which we sold 14,500,000 common shares at a price of $15.00 per common share. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs payable by us.

•
In October 2017, we and our subsidiaries, entered into financing arrangements with NovaQuest and Hercules under which we obtained financing commitments of up to $140.0 million. As of September 30, 2018, a total of $92.0 million remained available to us under the NovaQuest Securities Purchase Agreement and the NovaQuest Equity Purchase Agreement and the $40.0 million financing commitment under the Hercules Loan Agreement was fully drawn.

•
On April 2, 2018, we entered into a share purchase agreement, or the Purchase Agreement, with RSL pursuant to which we agreed to issue and sell to RSL 1,110,015 of our common shares at a purchase price of $20.27 per common share in a private placement, or the Private Placement. In April 2018, we received proceeds of $22.5 million from RSL at the closing of the Private Placement.

•
On April 2, 2018, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell our common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent. During the three and six months ended September 30, 2018, we issued and sold none and 2,767,129, respectively, of our common shares under the Sales Agreement. The common shares were sold at a weighted-average-price of $21.47 per common share for aggregate net proceeds to us of approximately $57.3 million, after deducting commissions and offering costs payable by us. We currently have approximately $40.6 million of capacity available under our “at-the-market” equity offering program.

•
In July 2018, we completed an underwritten secondary public equity offering of 3,333,334 of our common shares at a public offering price of $22.50 per common share. Subsequently, in August 2018, we issued and sold an additional 200,065 common shares upon the partial exercise of the underwriters’ over-allotment option at a price of $22.50 per common share. After deducting the underwriting discounts and commissions and estimated offering costs payable by us, the net proceeds to us in connection with the underwritten secondary public equity offering, including the over-allotment option, were approximately $74.4 million.

As of September 30, 2018, and March 31, 2018, we had an accumulated deficit of $356.4 million and $228.5 million, respectively. We recorded net losses of $65.8 million and $29.9 million for the three months ended September 30, 2018 and 2017, respectively, and $127.9 million and $53.2 million for the six months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had $154.3 million of cash and $92.0 million of financing commitments available to us from NovaQuest.
Our Product Candidates
Relugolix
We are currently developing relugolix in three target indications: heavy menstrual bleeding associated with uterine fibroids; pain associated with endometriosis; and advanced prostate cancer. Relugolix is an oral, once-daily, small molecule that acts as a GnRH receptor antagonist that binds to and inhibits GnRH receptors in the anterior pituitary gland. Inhibition of GnRH receptors decreases the release of gonadotropins (luteinizing hormone and follicle-stimulating hormone), thereby decreasing the downstream production of estrogen and progesterone by the ovaries in women and testosterone by the testes in men.
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three target indications for relugolix. Lowering estrogen levels decreases heavy menstrual bleeding in women with uterine fibroids and reduces the pelvic pain associated with endometriosis. We are developing relugolix, 40 mg orally once daily, administered in combination with estradiol (1.0 mg) and a progestin (0.5 mg norethindrone acetate), with the goal of maximizing the benefit of relugolix on the symptoms of uterine fibroids and endometriosis, while mitigating side effects from a low-estrogen state (hot flashes or bone mineral density loss). We expect to launch in our women’s health indications with a once-daily oral fixed-dose formulation of relugolix, estradiol and norethindrone acetate. For men with prostate cancer, decreasing testosterone slows the growth and progression of advanced prostate cancer and is the central objective of treatment with relugolix, 120 mg orally once daily following a single 360 mg loading dose in men with advanced prostate cancer, including when the disease recurs or the prostate-specific antigen, or PSA, is rising following prostatectomy or radiation therapy. Myovant Sciences GmbH, our wholly owned subsidiary, holds global commercial rights to relugolix, excluding Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand and Vietnam, including the territories and possessions of each of the foregoing. In May 2018, Takeda announced that it had entered into a licensing agreement to grant ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights to relugolix for uterine fibroids and exclusive development and commercialization rights to relugolix for endometriosis, in each indication in Japan.
Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids

We initiated a Phase 3 clinical program in January 2017, evaluating relugolix in women with heavy menstrual bleeding associated with uterine fibroids. The program consists of two international, replicate pivotal clinical trials, which we refer to as LIBERTY 1 and LIBERTY 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with commercially available low-dose hormonal add-back therapy (1.0 mg estradiol and 0.5 mg norethindrone acetate) for 24 weeks; relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks; or placebo once daily for a period of 24 weeks. We expect to enroll approximately 390 women in each of the two replicate LIBERTY 1 and LIBERTY 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety and efficacy of longer-term treatment. Women completing the open-label extension study will be offered the opportunity to participate in a randomized withdrawal study to provide up to two years of safety and efficacy data for relugolix in combination with low-dose estradiol and a progestin and information about the need for maintenance therapy. We are also conducting a one-year observational study of bone mineral density in women with uterine fibroids or endometriosis to provide context for our phase 3 clinical programs.
We have closed patient screening for both the LIBERTY 1 and LIBERTY 2 studies and have completed patient enrollment in LIBERTY 1. Top-line results for the LIBERTY 1 study are expected in the second quarter of 2019 and top-line results from the LIBERTY 2 study are expected in the third quarter of 2019. We expect to file the New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for relugolix to treat the heavy menstrual bleeding associated with uterine fibroids in the fourth quarter of 2019.
Takeda’s Phase 3 Clinical Development for Uterine Fibroids
In October 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix monotherapy compared with leuprorelin for the treatment of heavy menstrual bleeding associated with uterine fibroids. In this trial, approximately 280 patients were randomized 1:1 to receive either 40 mg of relugolix administered orally once daily or leuprorelin acetate administered by injection once every four weeks. Relugolix achieved an 82.2% response rate, meeting the primary endpoint, which was the proportion of patients achieving a pre-defined reduction in menstrual bleeding (Pictorial Blood Loss Assessment Chart, or PBAC, score of <10), and was observed to be statistically non-inferior to leuprorelin alone (p = 0.0013). Additionally, in November 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix for the treatment of pain associated with uterine fibroids. In this trial, 65 patients were randomized 1:1 to receive either 40 mg relugolix or placebo administered orally once daily. Relugolix met the primary endpoint demonstrating a marked improvement in pain in 57.6% of women with uterine fibroids compared to 3.1% of women receiving placebo (p < 0.0001). Adverse events in both studies were consistent with the mechanism of action of relugolix and adverse events observed in previous clinical trials. In February 2018, Takeda announced that it had submitted the data from both of these trials to the Ministry of Health, Labour and Welfare in Japan for marketing authorization of relugolix in Japan for the treatment of uterine fibroids. The Phase 3 data from each of these trials will be available to us, and may be used to support our anticipated NDA submission to the FDA. Although we will be solely responsible for obtaining FDA approval for relugolix in the U.S., the FDA can accept the results of clinical trials conducted outside the U.S. that were not conducted under an investigational new drug application in support of an NDA under certain conditions. At a minimum, the trials must have been conducted in accordance with FDA’s good clinical practice requirements, and the FDA may also require that the foreign data be applicable to the U.S. population and U.S. medical practice. We cannot provide assurance that the FDA will allow us to use data from Takeda’s clinical trials in support of any NDA that we may submit. If it does not, we may be required to perform additional clinical trials.
Our Phase 3 Program for the Treatment of Pain Associated with Endometriosis
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix in women with pain associated with endometriosis. The program consists of two international replicate pivotal clinical trials, which we refer to as SPIRIT 1 and SPIRIT 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with low-dose hormonal add-back therapy for 24 weeks (1.0 mg estradiol and 0.5 mg norethindrone acetate); relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with commercially available hormonal add-back therapy for an additional 12 weeks; or placebo once daily for a period of 24 weeks. We expect to enroll approximately 600 women in each of the two replicate SPIRIT 1 and SPIRIT 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment. Women completing the open-label extension study will be offered the opportunity to participate in an additional extension study designed to provide up to two years of safety and efficacy data for relugolix in combination with low-dose estradiol and a progestin in women with pain associated with endometriosis. We currently expect to complete enrollment for and anticipate top-line results from the SPIRIT 1 and SPIRIT 2 trials in 2019.
Our Phase 3 Program for the Treatment of Advanced Prostate Cancer

We initiated a Phase 3 clinical trial in March of 2017, evaluating the safety and efficacy of relugolix in men with advanced prostate cancer, which we refer to as the HERO trial. We believe the HERO trial, if successful, will be sufficient to support the submission of an NDA based on an End-of-Phase 2 meeting held with the FDA. The European Scientific Advice procedure and an End-of-Phase 2 meeting with the Japanese health authority have also been completed supporting the design of the HERO trial for approval in those regions should it be successful.
The HERO trial has completed enrollment after randomizing 934 men with advanced prostate cancer who require androgen deprivation therapy in a 2:1 ratio to treatment with either oral relugolix 120 mg once daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the U.S. Nonetheless, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets such as Europe and Japan. We expect to present top-line results from the HERO study in the fourth quarter of 2019 and to submit the U.S. NDA filing in early 2020.
In addition, we recently filed an amendment to the HERO protocol to continue to enroll approximately 120 additional men with metastatic prostate cancer with the objective of prospectively demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide. We believe that relugolix, a direct GnRH receptor antagonist, has the potential to delay the time to castration-resistant disease as compared with leuprolide, a GnRH agonist, because relugolix more rapidly suppresses testosterone and PSA and more fully suppresses follicle-stimulating hormone than leuprolide.
MVT-602
As part of our license agreement with Takeda, or the Takeda License Agreement, we acquired the worldwide rights to MVT-602, our second product candidate, which has been previously evaluated in over 150 men. MVT-602 is an oligopeptide kisspeptin-1 receptor agonist. Kisspeptin, the ligand, is a naturally-occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men.  MVT-602 is being developed as a potential treatment for female infertility in women as part of assisted reproduction, such as in vitro fertilization, or IVF. We believe MVT-602 has the potential to be a safer alternative to human chorionic gonadotropin as a part of assisted reproduction for the treatment of female infertility.
In October 2018, we presented data from a Phase 1 trial of MVT-602 at the American Society of Reproductive Medicine (ASRM) Annual Congress. Results of the study showed that administration of MVT-602 in healthy premenopausal women in the follicular phase produced a dose-related increase in luteinizing hormone concentrations and expected effects on follicle-stimulating hormone and estradiol. A total of 24 women were randomized to one of three MVT-602 dose groups (0.3 µg, 1 µg or 3 µg) and then subsequently randomized to receive a single subcutaneous dose of MVT-602 or placebo in a 3:1 ratio. Results showed that administration of single subcutaneous doses of MVT-602 demonstrated dose-related increases in luteinizing hormone concentrations and expected post-dose increases in follicle-stimulating hormone and estradiol concentrations, with little effect observed on progesterone as expected. No serious adverse events were reported, and no subject discontinued from the study due to an adverse event. Adverse events were similar between the placebo and MVT-602 groups with no apparent dose-related effects.
Further assessment of the exposure-response profile of MVT-602 administered is being conducted in a Phase 2a study during the pre-ovulatory phase in approximately 70 fertile women undergoing a controlled ovarian stimulation. This study has completed enrollment and top-line results are expected to be reported in the first half of 2019. This study is intended to provide information for dose selection for a study of MVT-602 in infertile women seeking pregnancy.

Financial Operations Overview
Revenue
To date, we have not generated any revenue, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize relugolix in combination with estradiol and a progestin, relugolix monotherapy, MVT-602 or a potential future product candidate.
Research and Development Expenses
Since our inception, our operations have primarily been limited to the in-licensing of the rights to relugolix and MVT-602, the expansion of our team, and the initiation and ongoing activities of our clinical programs. Our research and development, or R&D, expenses include program-specific costs, as well as unallocated costs.
Program-specific costs include:

•
third-party costs, which include expenses incurred under agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials, and other third-party expenses directly attributable to the development of our product candidates.

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
R&D activities will continue to be central to our business model. We expect our R&D expenses to increase in the near term as we continue to support the clinical development of our relugolix and MVT-602 clinical studies, prepare to seek regulatory approval for our product candidates, establish a medical affairs function, and expand our employee base. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our share-based compensation expense to increase as we continue to increase our number of R&D employees.
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
General and Administrative Expenses
General and administrative, or G&A, expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel, professional fees for legal, consulting, auditing and tax services, information technology costs, general overhead, costs billed to us under the Services Agreements, and share-based compensation expense allocated to us from RSL.
We anticipate that our G&A expenses will increase in future periods as we expand our operations. These increases will likely include costs related to the hiring of additional personnel, costs to implement and upgrade certain information technology systems and professional fees. In addition, we expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If relugolix or MVT-602 obtains regulatory approval for marketing, we expect sales, marketing, and commercialization costs to be significant.

Results of Operations
The following table summarizes our results of operations for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$53,813	$24,170	$105,154	$41,878
General and administrative	10,310	6,141	19,052	10,323
Total operating expenses	64,123	30,311	124,206	52,201

Interest expense	1,580	—	3,197	—
Other (income) expense	(21)	(138)	268	204
Loss before income taxes	(65,682)	(30,173)	(127,671)	(52,405)
Income tax expense (benefit)	88	(265)	233	820
Net loss	$(65,770)	$(29,908)	$(127,904)	$(53,225)
Research and Development Expenses
For the three and six months ended September 30, 2018 and 2017, our R&D expenses consisted of the following (in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Program-specific costs:
Relugolix	$43,384	$20,088	$23,296
MVT-602	2,367	25	2,342

Unallocated costs:
Share-based compensation	1,846	679	1,167
Personnel expense	5,145	2,967	2,178
Services Agreements	291	165	126
Other expense	780	246	534
Total R&D expenses	$53,813	$24,170	$29,643

	Six Months Ended September 30,
	2018	2017	Change
Program-specific costs:
Relugolix	$86,223	$34,403	$51,820
MVT-602	3,041	44	2,997

Unallocated costs:
Share-based compensation	3,407	1,539	1,868
Personnel expense	9,926	4,918	5,008
Services Agreements	748	309	439
Other expense	1,809	665	1,144
Total R&D expenses	$105,154	$41,878	$63,276

R&D expenses increased by $29.6 million, to $53.8 million, in the three months ended September 30, 2018 compared to $24.2 million in the three months ended September 30, 2017, primarily due to increases in expenses as a result of the progress of our ongoing Phase 3 clinical trials of relugolix, which were initiated in 2017, as well as additional personnel-related expenses and MVT-602 clinical trial expenses. R&D expenses in the three months ended September 30, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $45.8 million, personnel expenses of $5.1 million, share-based compensation expense of $1.8 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $0.2 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.
R&D expenses for the three months ended September 30, 2017 consisted primarily of CRO and clinical drug supply costs of $19.7 million, personnel expenses of $3.0 million, share-based compensation expense of $0.7 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $0.5 million, including personnel expenses and third-party pass thru costs associated with the preparation of our clinical and other research programs.
R&D expenses increased by $63.3 million, to $105.2 million, in the six months ended September 30, 2018 compared to $41.9 million in the six months ended September 30, 2017, primarily due to increases in expenses as a result of the progress of our ongoing Phase 3 clinical trials of relugolix, which were initiated in 2017, as well as additional personnel-related expenses and MVT-602 clinical trial expenses. R&D expenses in the six months ended September 30, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $87.7 million, personnel expenses of $9.9 million, share-based compensation expense of $3.4 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $2.3 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.
R&D expenses for the six months ended September 30, 2017 consisted primarily of CRO and clinical drug supply costs of $33.5 million, personnel expenses of $4.9 million, share-based compensation expense of $1.5 million, $0.2 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $0.9 million, including personnel expenses and third-party pass thru costs associated with the preparation of our clinical and other research programs.

General and Administrative Expenses
G&A expenses increased by $4.2 million, to $10.3 million, in the three months ended September 30, 2018 compared to $6.1 million in the three months ended September 30, 2017, primarily due to an increase in employee salaries and benefits and increases in share-based compensation expense resulting from additional headcount to support the growth of our operations. G&A expenses in the three months ended September 30, 2018 consisted primarily of personnel-related and general overhead expenses of $5.9 million, share-based compensation expense of $2.9 million, including $0.1 million of which was allocated to us by RSL, legal and professional fees of $0.6 million, and costs of $0.8 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs.
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
G&A expenses increased by $8.8 million, to $19.1 million, in the six months ended September 30, 2018 compared to $10.3 million in the six months ended September 30, 2017, primarily due to an increase in employee salaries and benefits and increases in share-based compensation expense resulting from additional headcount to support the growth of our operations. G&A expenses in the six months ended September 30, 2018 consisted primarily personnel-related and general overhead expenses of $9.9 million, share-based compensation expense of $5.6 million, including $0.2 million of which was allocated to us by RSL, costs of $1.9 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs, and legal and professional fees of $1.5 million.
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

Interest Expense
Interest expense was $1.6 million and $3.2 million for the three and six months ended September 30, 2018, consisting of interest expense related to the NovaQuest Securities Purchase Agreement and Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs.
There was no interest expense for the three and six months ended September 30, 2017.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of our common shares and from the financing commitments available to us from NovaQuest and Hercules.
As of September 30, 2018, we had $154.3 million of cash and $92.0 million of financing commitments available to us from NovaQuest, as compared to $108.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest as of March 31, 2018.
We currently have approximately $40.6 million of capacity available under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
We recorded net losses of $65.8 million and $29.9 million for the three months ended September 30, 2018 and 2017, respectively, and net losses of $127.9 million and $53.2 million for the six months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $356.4 million.
We have incurred, and expect to continue to incur, significant operating losses and negative cash flows for at least the next several years as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. Our operating losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other R&D and G&A activities. We anticipate that our capital requirements will be significant as we:

•
advance our Phase 3 programs of relugolix in combination with estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis and relugolix as monotherapy at a higher dose for advanced prostate cancer;

•
conduct a Phase 2a clinical trial in healthy female volunteers to characterize the dose-response relationship in a controlled ovarian stimulation setting prior to studying MVT-602 in infertile women seeking pregnancy;

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

•	service debt obligations and payment of interest associated with the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement; and

•	continue to operate as a public company.

Our primary use of cash has been to fund the development of relugolix in combination with estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, relugolix as a monotherapy at a higher dose for advanced prostate cancer, and MVT-602 for the treatment of female infertility as part of assisted reproduction. We expect our operating expenses to continue to increase over the near term as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix.
Based on our current operating plan, we believe that our existing cash, together with the remaining financing commitments of $92.0 million available to us from NovaQuest will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of our fiscal year ending March 31, 2020, and to enable us to receive top-line data from the first Phase 3 clinical trial for one of our women’s health clinical programs. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. Accordingly, we will need to obtain further funding through other public or private offerings of our capital shares, debt financing, collaboration and license agreements, or other sources. We continuously assess multiple options to obtain further funding to support our operations. However, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of relugolix and other programs or potentially discontinue operations. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2018 and 2017 (in thousands):

	Six Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(108,881)	$(51,361)
Net cash used in investing activities	$(390)	$(157)
Net cash provided by financing activities	$154,964	$12
Operating Activities
For the six months ended September 30, 2018, we used $108.9 million in operating activities primarily due to our ongoing development and clinical trials for relugolix and MVT-602. This was primarily attributable to a net loss for the period of $127.9 million, along with an increase of $3.2 million in prepaid expenses and other current assets and a decrease of $1.4 million in amounts due to RSL, RSI and RSG. These amounts were partially offset by an increase in accrued expenses of $8.2 million and an increase in accounts payable of $3.8 million which were primarily due to the progress of our ongoing Phase 3 clinical trials of relugolix, $9.0 million of non-cash share-based compensation expense as a result of an increase in headcount, and $1.1 million of total depreciation and amortization expense.

For the six months ended September 30, 2017, $51.4 million was used in operating activities. This was primarily attributable to a net loss for the period of $53.2 million, increase of $2.1 million in other assets and decreases of $2.3 million and $2.0 million in amounts due to RSL and RSI and accounts payable, respectively. These amounts were partially offset by $4.9 million share-based compensation expense and an increase in accrued expenses of $2.6 million.

Investing Activities
For the six months ended September 30, 2018, $0.4 million was used in investing activities, all for the purchase of furniture and equipment.
For the six months ended September 30, 2017, $0.2 million was used in investing activities, all for the purchase of furniture and equipment.
Financing Activities
For the six months ended September 30, 2018, $155.0 million was provided by financing activities. This was primarily due to the net proceeds of $74.7 million we received from the issuance and sale of 3,533,399 common shares in our underwritten secondary public equity offering (including the partial exercise of the underwriters’ over-allotment option), $57.3 million we received from the sale of 2,767,129 common shares through our “at-the-market” equity offering program that we established in April 2018, and proceeds of $22.5 million we received from the sale of 1,110,015 common shares to RSL in a private placement. In addition, we received cash proceeds of $0.5 million from the exercise of stock options under our 2016 Equity Incentive Plan.
For the six months ended September 30, 2017, cash provided by financing activities consisted of cash proceeds from the exercise of stock options.
Contractual Obligations
In May 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement. See Note 9, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements contained herein for a further discussion of this agreement.
During the six months ended September 30, 2018, there were no other material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended March 31, 2018.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements, which costs are charged to R&D and G&A expenses, as well as assumptions used to estimate the fair value of common share and option awards. We base our estimates on historical experience and on various other information available to us at the time we make the estimates and judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. As of September 30, 2018, we had cash of $154.3 million, consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc, compared to $108.6 million at March 31, 2018. We also have certain long-term debt that bears interest at a prime-based variable rate. A hypothetical 10% change in this interest rate would have an approximate $0.4 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2016, and our operations to date have been limited to organizing and staffing our company, raising capital, identifying and in-licensing our product candidates, including acquiring worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, preparing for and advancing our product candidates into clinical development, conducting global clinical trials, and preparing for the potential commercialization of relugolix. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties in achieving our business objectives. If our product candidates are approved by the U.S. Food and Drug Administration, or the FDA, we will need to expand our capabilities to support commercial activities and we may not be successful in adding such capabilities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses and negative cash flows for at least the next several years; and we have not generated any revenue from any commercial products and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have focused our efforts on research and development with the goal of achieving regulatory approval and have incurred significant operating losses. Our net loss was $127.9 million and $143.3 million for the six months ended September 30, 2018 and year ended March 31, 2018, respectively, and, as of September 30, 2018, we had an accumulated deficit of $356.4 million.
We expect to continue to incur significant operating losses and negative cash flows for at least the next several years as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our results of operations, financial position and working capital. If we obtain regulatory approval for relugolix or MVT-602, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant operating losses and negative cash flows for at least the next several years.
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
We are heavily dependent on the success of relugolix in combination with low-dose estradiol and a progestin for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy for men with prostate cancer, and MVT-602, our only product candidates, which are still under clinical development, and if either formulation of relugolix or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.
We are a clinical-stage biopharmaceutical company with no products approved for commercial sale. We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates, relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy, and MVT-602. Our business and our ability to generate revenue depends heavily on the successful clinical development, regulatory approval and commercialization of these product candidates, which may never occur. We currently generate no revenues from sales of any product. We may never receive regulatory approval for any indication for relugolix or MVT-602 and may never be able to develop or commercialize a marketable product. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We are not permitted to market relugolix or MVT-602 in the U.S. until we receive approval of New Drug Applications, or NDAs, or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries.
Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of either formulation of relugolix or MVT-602. See the Risk Factor titled “The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our full market potential.” We have not submitted an NDA to the FDA, or any comparable application to any other regulatory authority.
Even if we receive regulatory approval for one or both formulations of relugolix or MVT-602, our ability to generate revenues from relugolix or MVT-602 will depend on our ability to:

•	set an acceptable price for relugolix or MVT-602 and obtain coverage and adequate reimbursement from third-party payors;

•	establish effective sales, marketing, and distribution systems in jurisdictions around the world for relugolix (excluding Japan and certain other Asian countries) or MVT-602;

•
initiate and continue relationships with Takeda and/or other third-party manufacturers and have adequate commercial quantities of relugolix or MVT-602 manufactured at acceptable cost and quality levels;

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
If we are unable to formulate a fixed-dose combination version of relugolix with low-dose estradiol and a progestin for our women’s health indications, its potential commercial opportunity and competitive advantage could be limited.
GnRH antagonists, like relugolix, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flush, may be mitigated by the co-administration of low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy is to formulate a fixed-dose combination of relugolix with low-dose estradiol and a progestin to facilitate patient convenience and compliance. If we are unsuccessful in our attempts to formulate a fixed-dose combination in time for the initial application for market authorization in the U.S., we expect to seek approval for relugolix tablets co-packaged with commercially available low-dose estradiol and a progestin. This would potentially decrease our advantages relative to our competition by requiring patients to take two pills once daily instead of one pill once daily until the fixed-dose combination could be developed. If our competitors develop a fixed-dose combination with hormonal add-back therapy before we do, or if we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.
We are conducting our Phase 3 clinical trials of relugolix in our target women’s health indications with co-administration of relugolix and commercially available low-dose estradiol and a progestin product co-packaged. We intend to conduct bridging studies to support the submission of NDAs or comparable applications for the proposed fixed-dose combination for each of our target women’s health indications. Any such bridging study may be unsuccessful or insufficient to support approval of the fixed-dose combination formulation, which would delay and increase the expenses associated with our development program and could limit our commercial opportunity.
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
Part of our strategy involves diversifying our product development risk by identifying and acquiring or in-licensing novel product candidates. We may fail to identify and acquire or in-license product candidates, including for reasons discussed in these risk factors and also:

•	the process by which we identify and decide to acquire product candidates may not be successful;

•
the competition to acquire or in-license promising product candidates is fierce and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have;

•
potential product candidates may, upon further study during the acquisition process, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; and

•	potential product candidates may not be effective in treating their targeted diseases.
In addition, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Further, time and resources spent searching for, identifying, acquiring, and developing potential product candidates may distract management’s attention from our primary business or other development programs. If we are unable to identify and acquire or in-license suitable product candidates, we will be unable to diversify our product risk. We believe that any such failure could have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical field is high.
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
Based on our current operating plan, we believe that our existing cash, together with the remaining financing commitments of $92.0 million available to us from NovaQuest will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of our fiscal year ending March 31, 2020, and to enable us to receive top-line data from the first Phase 3 clinical trial for one of our women’s health clinical programs. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient for us to compete all necessary development activities and commercially launch relugolix. Accordingly, we will need to obtain further funding through other public or private offerings of our capital shares, debt financing, collaboration and licensing arrangements, or other sources. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Raising additional funds by issuing equity securities may cause dilution to existing shareholders; raising additional funds through debt financings may involve additional restrictive covenants; and raising funds through collaboration and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances, and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. Our existing agreements with NovaQuest require that we issue to NovaQuest additional notes and additional common shares. Further, our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
We rely on agreements with Takeda to provide rights to the core intellectual property relating to our existing product candidates and to supply us with clinical and commercial trial material to support development and potential commercialization of relugolix and MVT-602. Any termination or loss of significant rights under those agreements would adversely affect our development or commercialization of relugolix and MVT-602.
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
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and clinical supply of relugolix. Under this agreement, Takeda Limited will supply us, and we will obtain from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. Takeda Limited is also assisting us with a technical transfer of the manufacturing process for relugolix to us and our designee and we are paying the expenses related to such transfer. On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has also agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization. We will pay the expenses related to such transfer. If Takeda fails to fulfill its obligations to manufacture and supply clinical and/or commercial quantities of relugolix to us or fails to enable the transfer of the manufacturing process for relugolix to us or our designee, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
We currently have a limited number of employees and we currently rely on Roivant Sciences, Inc. and Roivant Sciences GmbH to provide various services for us.
We currently rely in part on services provided by Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, wholly owned subsidiaries of Roivant Sciences Ltd., or RSL, pursuant to the Services Agreements we have with these entities. Personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility or act exclusively for us, and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected.

In addition, the level of support we receive from RSI and RSG has decreased and we expect that it will continue to decrease in the near term. As a result, we will be required to replace many of these services with our own internally developed teams or engage external professional service providers. We primarily intend to develop these capabilities internally, and may incur increased costs as we hire and train additional personnel. If we are unable to develop these capabilities or we fail to do so in a timely and effective manner, the operations of our business would be adversely affected.
Our future success depends on our ability to attract and retain key personnel.
We expect to hire additional employees for our managerial team and other teams supporting G&A, commercial, medical affairs, operations and many other functions. Many of the other pharmaceutical companies we currently compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. Due to these reasons, we may not be able to attract or retain qualified personnel.
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
We are exposed to the risk that our employees, contractors, advisers, including principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; manufacturing and current Good Manufacturing Practice, or cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.,” and “If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are found to be in violation of any such regulatory standards or requirements, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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

•
failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Protection Regulation, or the GDPR, which introduced strict requirements for processing personal data of individuals within the European Union, or the EU; and

•
failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

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
Our computer systems, as well as those of RSI, RSG and our Contract Research Organizations, or CROs, contract manufacturing organizations, or CMOs, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access, data breaches, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our information systems or unauthorized persons, could cause interruptions in our operations and result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of relugolix or MVT-602 or any future product candidate could be delayed.
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
If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.
We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR is an increasing compliance burden on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, is imposing heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified, and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
We intend to implement a company-wide enterprise resource planning, or ERP, system to upgrade certain existing business, operational, and financial processes, upon which we rely. ERP implementations are complex and time-consuming projects that require transformations of business and finance processes to reap the benefits of the ERP system; any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control over financial reporting could cause us to fail to comply with the U.S. Securities and Exchange Commission, or the SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting, or result in the issuance of an adverse opinion on the effectiveness of internal control over financial reporting by our independent registered public accounting firm. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.
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
The product liability and clinical trial insurance we currently carry, and any additional product liability and clinical trial insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for relugolix or MVT-602, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our common share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.
Our product candidates, relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy, and MVT-602, are still in development and will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans for any clinical trials of relugolix or MVT-602, which may delay the approval of an NDA or similar application. The clinical trial process is also very time-consuming.

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

•
inability to reach agreement on acceptable terms with prospective CROs and/or clinical trial sites, the terms of which can be subject to extensive negotiations and may vary significantly among different CROs and trial sites;

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
Further, we, the FDA or an institutional review board, or IRB, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practice, or cGCP, or cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application, or IND, or other submissions or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the timing for commencement or completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of relugolix or MVT-602 could be harmed, and our ability to generate product revenue from relugolix or MVT-602 may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our common share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our clinical trials. Enrollment in our clinical trials may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion. Furthermore, any negative results we or Takeda may report in clinical trials of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical trials of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment, enrollment, or retention in our clinical trials. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical trials, delaying or potentially preventing us from completing clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop relugolix and MVT-602, or could render further development impossible.
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
Takeda is developing relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical trials in Japan in women with uterine fibroids and announced that it had submitted the data from both of these trials to the Ministry of Health, Labour and Welfare in Japan for marketing authorization of relugolix in Japan for the treatment of uterine fibroids. Favorable announcements by Takeda regarding these trials do not guarantee that the results of our clinical trials will also be favorable as the designs of our Phase 3 clinical trials differ from those of Takeda. Further, if subsequent announcements by Takeda regarding its development or regulatory review of relugolix are unfavorable, it could negatively impact our clinical development plans for relugolix.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
Drug development is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists for the treatment of each of uterine fibroids, endometriosis, and advanced prostate cancer, as well as infertility in women, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these indications. For example, ORILISSA™, an oral GnRH receptor antagonist, was recently approved by the FDA for the management of moderate to severe pain associated with endometriosis and was launched by AbbVie in August 2018. Further, it is likely that additional drugs will become available in the future for the treatment of each of our target indications.
We are aware of several companies that are developing and commercializing drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, pain associated with endometriosis, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. Many of our current and potential future competitors have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or opt to take an approved product.
Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than any product candidate that we may develop.
We will face competition from other drugs currently approved or that will be approved in the future for the treatment of uterine fibroids, endometriosis, or advanced prostate cancer, as well as infertility in females. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize medicines that are superior in safety and efficacy to other products in the market;

•	demonstrate through our clinical trials that relugolix or MVT-602 are differentiated from existing and future therapies;

•	attract qualified scientific, clinical, product development, and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	obtain market access, coverage and adequate reimbursement from third-party payors; and

•	successfully collaborate with pharmaceutical companies in the discovery, development, and commercialization of new medicines.
The availability and pricing of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.
Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make relugolix or MVT-602 less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.
In addition, if the competing drugs that are mechanistically similar to our product candidates do not meet the expectations of the marketplace or have safety or efficacy issues, the market perception of our product candidates may be negatively affected, and the commercial performance of our product candidates may suffer.
If we are not able to obtain required regulatory approvals, we will not be able to commercialize relugolix or MVT-602, and our ability to generate product revenue will be materially impaired.
Relugolix and MVT-602 and the activities associated with their development and commercialization, including their design, research, testing, manufacture, formulations, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by similar regulatory authorities outside the U.S. Failure to obtain marketing approval for relugolix and MVT-602 will prevent us from commercializing them.

We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that neither relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy, MVT-602 nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor Takeda, nor any future collaborator is permitted to market any of our product candidates in the U.S. or any other jurisdiction until regulatory approval of an NDA from the FDA or similar regulatory authorities outside of the U.S. is received.
The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authority. Prior to submitting an NDA to the FDA or any comparable application to any other foreign regulatory authorities for approval of relugolix, we will need to complete our ongoing Phase 3 programs for relugolix, and for approval of MVT-602, we will need to complete Phase 2 and Phase 3 clinical trials. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions.
Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of relugolix and MVT-602 for the specified indication. Further, because we are exploring the use of relugolix in combination with low-dose estradiol and a progestin as a longer-term therapy (i.e., greater than 6 months) for the treatment of heavy menstrual bleeding associated with uterine fibroids and for the treatment of pain associated with endometriosis, we expect to be required to submit data on a patient population followed for at least one year. We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue.
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
Furthermore, the FDA has raised concern about a potential increase in the risk of diabetes and certain cardiovascular diseases in men with prostate cancer treated with GnRH agonists. Further, on May 18, 2018, the European Medicines Agency, or the EMA, Pharmacovigilance Risk Assessment Committee, or PRAC, completed its review of Esmya (ulipristal acetate) following reports of serious liver injury. The PRAC concluded that Esmya may have contributed to the development of some cases of serious liver injury. The PRAC has recommended that Esmya must not be used in women with known liver problems and should be used for more than one treatment course only in women who are not eligible for surgery. Liver function testing should be performed at the start of each treatment course and once a month and for two to four weeks after stopping treatment for the first two treatment courses. In August 2018, Allergan, Inc. announced that it received a Complete Response letter from the FDA in which the FDA cited safety concerns regarding Esmya post-marketing reports outside the U.S., indicated that Esmya could not be approved in its current form, and requested additional information. Although a different class of drugs, the review of post-marketing events of liver toxicity for Esmya by regulatory bodies may lead to increased scrutiny regarding liver function for GnRH antagonists.
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
Even if we obtain regulatory approval for our product candidates, we will still face extensive regulatory requirements and our products may face future development risks and regulatory difficulties.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping, and cGCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions-including in some cases, a boxed warning-be included in the product labeling. If relugolix or MVT-602 receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
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
We do not anticipate having the resources in the foreseeable future to allocate to the sales, marketing and distribution of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and such collaborator’s ability to successfully market and sell the products. We intend to pursue collaborative arrangements regarding the sales, marketing and distribution of our product candidates, if approved, for certain markets overseas; however, it might be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek sales partners for our product candidates and we may not be able to compete successfully against those other firms. We cannot assure you that we will be able to establish or maintain such collaborative arrangements on terms favorable to us, or even if we are able to do so, that they will have effective sales forces. To the extent that we depend on third parties for sales, marketing and distribution, the financial returns to us will depend on our future collaborators’ capabilities. If any such future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the sale, marketing and distribution of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.
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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, health care clearing houses, and certain healthcare providers, known as covered entities, and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•
a number of federal, state and foreign laws, regulations, guidance and standards that impose requirements regarding the protection of health or other personal data that are applicable to or affect our operations;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price, and other harm to our business, financial condition, and results of operations. Defending against any such actions can be costly, time- consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current presidential administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The tax legislation enacted on December 22, 2017, titled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated under the ACA. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. Moreover, in July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.
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
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already begun the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential proposals will require authorization through additional legislation to become effective, Congress and the current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the U.S. are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and third-party CMOs. Takeda has retained rights to further develop and commercialize relugolix in Japan and certain other Asian countries, and Takeda is continuing to develop relugolix in Japan. We expect that manufacturing support provided by Takeda will be sufficient for us to complete our ongoing Phase 3 programs for relugolix. In April 2016, we acquired exclusive worldwide rights to MVT-602 for all human diseases and conditions. Takeda is no longer developing this compound. We expect that the MVT-602 drug substance transferred from Takeda to us under the terms of the Takeda License Agreement will be sufficient for our near-term development plans. However, additional process development and manufacturing would be required for us to complete further Phase 2 and 3 clinical studies for MVT-602. Further, the drug substance transferred from Takeda may not meet our quality standards and may be disqualified from use in our planned clinical programs. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards. Further, we are dependent on third parties to help formulate and manufacture a fixed-dose combination of relugolix and low-dose estradiol and a progestin. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
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

We also will rely on Takeda or other third-party manufacturers to supply us with sufficient quantities of relugolix and MVT-602 to be used, if approved, for the commercialization of each product. The facilities used by Takeda and our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to develop a fixed-dose combination product of relugolix and low-dose estradiol and a progestin;

•	failure of the drug substance transferred from Takeda to meet our product specifications and quality requirements;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including GMP and similar foreign standards;

•	deficient or improper record-keeping;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix, a fixed-dose combination product or co-packaging of relugolix and low-dose estradiol and a progestin, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

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
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any single suppliers for any of our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake, equipment failure, or other difficulty, may negatively impact our development and commercialization efforts.
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
In addition, we and our CROs are subject to various data privacy laws in the U.S., Europe, and elsewhere that are often uncertain, contradictory, and evolving. It is possible that these data privacy laws may be interpreted and applied inconsistent with our or our CROs practices. If so, this could result in government-imposed fines or orders requiring that we or our CROs change our practices, which could adversely affect our business.
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
Although our common shares are listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by passive investors (for example, RSL beneficially owning approximately 56.0% of our outstanding common shares as of September 30, 2018), trading in our common shares may be less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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

•
inability to obtain adequate product supply for relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy, MVT-602 or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to maintain effective internal control over financial reporting;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	changes in estimates of financial results or investment recommendations by securities analysts;

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
Based on our common shares outstanding as of September 30, 2018, RSL beneficially owns approximately 56.0% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
Future sales of our common shares, or the perception that such sales may occur, including through our “at-the-market” equity offering program, could depress our common share price, even if our business is doing well.
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
All of the common shares sold in our IPO, through our “at-the market” equity offering program and in our 2018 public offering, as well as shares issued upon the exercise of options granted to persons other than our officers and directors and other shares held by our non-affiliated shareholders, are freely transferable without restrictions or further registration under the Securities Act. If our major shareholders, including RSL and Takeda, or any of our executive officers or directors were to sell a substantial portion of our common shares, or if the market perceived that RSL, Takeda or any of our executive officers or directors intends to sell our common shares, it could negatively affect our common share price.
We have filed a registration statement on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plan. In addition, we have filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $300.0 million of our securities, including $100.0 million of our common shares under our “at-the market” equity offering program described below, as well as the resale of up to 49,800 common shares held by Hercules, and in 2018 sold 3,533,399 common shares under this registration statement. Sales of these common shares or the issuance of such securities may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue additional common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares and result in dilution to the market price of our common shares.
In April 2018, we entered into an “at-the-market” sales agreement with Cowen and Company, LLC, or Cowen pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $100.0 million through Cowen, acting as our agent. Through September 30, 2018, we have sold an aggregate of 2,767,129 shares for aggregate net proceeds of $57.3 million in this “at-the market” equity offering program. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.
We have incurred and will continue to incur substantial and increasing costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses and these expenses will continue to increase further as we will cease to be an “emerging growth company” as defined in the Jumpstart Our Business Startup Act of 2012, or the JOBS Act, beginning in April 2019. We will lose our status as an “emerging growth company” on March 31, 2019, as the market value of our common shares held by non-affiliates exceeded $700.0 million as of September 30, 2018. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, changing rules and regulations may increase our legal and accounting compliance costs and make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. In addition, as a result of the loss of our status as an “emerging growth company,” we will be required to include in our annual report beginning with our fiscal year ending March 31, 2019, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, which will increase the fees charged by our independent registered public accounting firm.
If we are unable to develop and maintain proper and effective internal control over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common shares, may be adversely affected.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, since we will no longer be an “emerging growth company,” we will also be required to include in our annual report beginning with our fiscal year ending March 31, 2019, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, which could negatively impact the value of our common shares. We are also required to disclose significant changes made in our internal control over financial reporting on a quarterly basis.
During the evaluation and testing process of our internal control over financial reporting, if we or our independent registered public accounting firm identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm will be required to provide an adverse opinion on the effectiveness of our internal control over financial reporting. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access the capital markets.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the Tax Act was enacted in the U.S., which introduced a comprehensive set of tax reforms. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate income tax rate from the previous 35 percent to 21 percent. Also, in September 2018, the Swiss Parliament approved a new tax bill known as Tax Proposal 17, which will enter into force in January 2020 absent a referendum that halts its effectiveness. Tax Proposal 17 would implement a set of changes to Swiss federal and cantonal tax laws, such as the amendment of the capital tax to provide a uniform rate of 0.1%, a new patent box regime, and a reduction in the statutory profit tax rate in Canton Basel-Stadt that will result in a combined Swiss federal and cantonal tax rate of 13.04%. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice or tax positions are necessary in light of the Act and Tax Proposal 17. The Tax Act and Tax Proposal 17, in conjunction with the tax laws of other jurisdictions in which we operate, however, may require consideration of changes to our structure and the manner in which we conduct our business. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
A non-U.S. corporation is considered a CFC if more than 50 percent of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by U.S. shareholders (U.S. persons who own stock representing 10% or more of the vote or, for taxable years of non-U.S. corporations beginning after December 31, 2017, and for taxable years of shareholders with or within which such taxable years of non-U.S. corporations end, 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain U.S. shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such U.S. shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the

CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
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
In our current taxable year ending March 31, 2019, we expect to implement structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. The failure or inability to implement such structures or arrangements may have an adverse impact on the determination of whether we are classified as a PFIC. In addition, there can be no assurance that the IRS will not successfully challenge these structures and arrangements when implemented, which may result in an adverse impact on the determination of whether we are classified as a PFIC.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On November 6, 2018, Ms. Myrtle Potter replaced Mr. Vivek Ramaswamy as the Chairman of our board of directors. Ms. Potter will receive, as compensation for her service as the Chairman of our board of directors (which is in addition to her compensation as service as a member of our board of directors), an annual cash retainer of $30,000 pro-rated based on the actual number of days serving as Chairman of our board of directors, payable in quarterly installments. Mr. Ramaswamy will remain to serve as a member of our board of directors.
On November 6, 2018, Mark Altmeyer resigned from our board of directors, and Dr. Frank Torti was appointed by our board of directors as a member to fill the vacancy resulting from Mr. Altmeyer’s resignation. Dr. Torti is not currently serving on any of our board’s committees.
Dr. Torti, age 39, has served as Vant Investment Chair of Roivant Sciences, Inc., a wholly-owned subsidiary of our controlling shareholder, Roivant Sciences Ltd. (“RSL”), since August 2018. Prior to joining Roivant Sciences, Inc., from August 2007 to August 2018, Dr. Torti served as a Partner of New Enterprise Associates, or NEA, specializing in investments in healthcare. Prior to joining NEA, Dr. Torti worked for the Duke University Center for Clinical & Genetic Economics from 2002 to 2005 in various capacities, where he was involved in clinical trials research and economic evaluations of multinational clinical trials. In addition to serving on the board of directors, Dr. Torti currently serves on the boards of directors of several biopharmaceutical subsidiaries of RSL, including Urovant Sciences Ltd. and Axovant Sciences Ltd., each a publicly listed biopharmaceutical company, as well as certain other wholly-owned private subsidiaries of Roivant Sciences Ltd. Dr. Torti has also previously served on the boards of directors of several development and commercial stage private healthcare companies, including Annexon Biosciences, Inc., Eargo Inc., Galera Therapeutics, Inc., NeoTract, Inc., Novast Pharmaceuticals Ltd., OrphoMed, Inc., Tarveda Therapeutics, Inc. and XOC Pharmaceuticals, Inc. Dr. Torti earned an M.D. from the University of North Carolina School of Medicine, an M.B.A. with distinction from Harvard Business School and a B.A. with highest honors from the University of North Carolina.
Dr. Torti will receive, as compensation for his service as a member of our board of directors, (i) an annual cash retainer of $40,000 pro-rated based on the actual number of days serving as a director, payable in quarterly installments, (ii) an initial option grant to purchase 45,000 of our common shares of which 1/3 of the shares will vest on the first anniversary of the grant date, with the balance of the shares vesting in eight equal quarterly installments thereafter, subject to Dr. Torti’s continued service through the vesting date, and (iii) an annual grant of 22,500 of our common shares, the first of which will be granted on the date of our 2019 annual general meeting of shareholders. In addition, we will reimburse him for reasonable expenses incurred in serving as a director. Dr. Torti will enter into an indemnification agreement with us on the same terms as the indemnification agreement applicable to our other directors, a copy of which is filed as Exhibit 10.8 to our registration statement on Form S-1 filed on September 30, 2016.
As described in our definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2018, we have employment agreements with each of our current named executive officers, Lynn Seely, M.D. (our Principal Executive Officer), Frank Karbe (our Principal Financial and Accounting Officer) and Matthew Lang (our Secretary and General Counsel). These employment agreements provide for at-will employment and set forth the officer’s initial annual base salary, initial performance bonus target opportunity, initial equity incentive grant, terms of severance and eligibility for employee benefits.
On November 7, 2018, Myovant Sciences, Inc., our wholly-owned subsidiary, entered into amended and restated employment agreements with each of these executive officers, amending certain provisions of the severance and change of control provisions of these agreements, including: (i) the definition of a “change in control” has been revised to include certain transactions involving us and to clarify that a change in control will not be triggered if Roivant Sciences Ltd. no longer owns 50% or more of our shares; and (ii) if the executive officer incurs a qualifying termination within three months prior to a change in control and he or she is entitled to accelerated vesting of any stock option as a result of such termination, the post-termination exercise period of such stock option will be extended to three months following the change in control, provided that in no event may such stock option be exercised after the expiration of its original term.

In addition, the amended and restated employment agreements for each of Dr. Seely and Mr. Karbe include the following change: for purposes of determining the amount of any cash severance payable to the executive, the executive’s then-current base salary and target bonus amounts will be determined prior to any reduction in such amounts that constitutes “good reason.”
Furthermore, the amended and restated employment agreement for Dr. Seely also includes the following changes: (i) with respect to any severance benefits that are payable as a result of a qualifying termination in connection with a change in control, the period of time for any such termination (the “change in control termination period”) has been expanded to cover the three-month period prior to the change in control (in addition to the 18-month period following the change in control); (ii) the amount of cash severance payable upon any qualifying termination that occurs during the change in control termination period has been increased from one to 1.5 times the sum of Dr. Seely’s then-current base salary and target bonus amounts; (iii) the period of time for which Dr. Seely will be reimbursed for continued medical coverage upon any qualifying termination that occurs during the change in control termination period has been increased from 12 months to 18 months; and (iv) the definition of “good reason” has been revised to include, in the event of a change in control, Dr. Seely’s failure to be (a) the chief executive officer of Myovant Sciences, Inc. or the acquirer or successor in the change in control or (b) our board member or the acquirer or successor in the change in control.
Item 6.   Exhibits.

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3	Third Amended and Restated Bye-laws.	8-K	001-37929	3.1	02/09/2018
10.1+†	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Lynn Seely, M.D. and Myovant Sciences, Inc.
10.2+†	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Frank Karbe and Myovant Sciences, Inc.
10.3+†	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Matt Lang and Myovant Sciences, Inc.
10.4+†	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Juan Camilo Arjona Ferreira, M.D. and Myovant Sciences, Inc.
10.5+	Compensation arrangement of Myrtle Potter's for her service as a member of the Board.	8-K	001-37929	Item 5.02	09/24/2018
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Extension Presentation Linkbase

†Filed herewith.

+Indicates management contract or compensatory plan.
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

 Date: November 8, 2018