Form 10-Q
period 2018-12-31
Myovant Sciences Ltd.
filed 2019-02-07
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2018
 or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
 The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on February 1, 2019, was 70,812,541.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements

MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	December 31, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$183,003	$108,624
Prepaid expenses and other current assets	12,396	5,139
Income tax receivable	767	1,000
Total current assets	196,166	114,763

Property and equipment, net	1,693	1,273
Other assets	3,811	3,065
Total assets	$201,670	$119,101

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,471	$4,578
Interest payable	429	282
Accrued expenses	48,388	30,265
Due to RSL, RSI and RSG	66	1,960
Current maturities of long-term debt	1,520	—
Total current liabilities	55,874	37,085

Deferred rent	1,132	408
Deferred interest payable	773	255
Long-term debt, less current maturities	97,156	43,624
Total liabilities	154,935	81,372
Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 70,801,521 and 60,997,856 issued and outstanding common shares at December 31, 2018 and March 31, 2018, respectively	1	1
Additional paid-in capital	473,518	266,178
Accumulated other comprehensive income	227	24
Accumulated deficit	(427,011)	(228,474)
Total shareholders’ equity	46,735	37,729
Total liabilities and shareholders’ equity	$201,670	$119,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Operating expenses:
Research and development(1)	$58,434	$34,875	$163,588	$76,753
General and administrative(2)	10,686	6,640	29,738	16,963
Total operating expenses	69,120	41,515	193,326	93,716

Interest expense, net	1,634	904	4,831	904
Other (income) expense, net	(121)	(429)	147	(225)
Loss before income taxes	(70,633)	(41,990)	(198,304)	(94,395)
Income tax (benefit) expense	—	(213)	233	607
Net loss	$(70,633)	$(41,777)	$(198,537)	$(95,002)
Net loss per common share — basic and diluted	$(1.04)	$(0.70)	$(3.01)	$(1.60)
Weighted average common shares outstanding — basic and diluted	67,616,419	59,629,486	65,873,779	59,446,140

(1) Includes $41 and $1,958 of costs allocated from RSL, RSI, and RSG during the three months ended December 31, 2018 and 2017, respectively, and $2,524 and $3,061 of costs allocated from RSL, RSI, and RSG during the nine months ended December 31, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 9).
(2) Includes $470 and $1,183 of costs allocated from RSL, RSI, and RSG during the three months ended December 31, 2018 and 2017, respectively, and $2,644 and $2,692 of costs allocated from RSL, RSI, and RSG during the nine months ended December 31, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Net loss	$(70,633)	$(41,777)	$(198,537)	$(95,002)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(150)	(379)	203	(231)
Total other comprehensive (loss) income	(150)	(379)	203	(231)

Comprehensive loss	$(70,783)	$(42,156)	$(198,334)	$(95,233)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	60,997,856	$1	$266,178	$24	$(228,474)	$37,729
Issuance of shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2.1 million	2,767,129	—	57,315	—	—	57,315
Issuance of shares in connection with Private Placement with RSL	1,110,015	—	22,500	—	—	22,500
Share-based compensation expense	—	—	4,053	—	—	4,053
Capital contribution — share-based compensation	—	—	191	—	—	191
Foreign currency translation adjustment	—	—	—	425	—	425
Issuance of shares upon exercise of stock options	16,218	—	76	—	—	76
Net loss	—	—	—	—	(62,134)	(62,134)
Balance at June 30, 2018	64,891,218	1	350,313	449	(290,608)	60,155
Share-based compensation expense	—	—	4,529	—	—	4,529
Capital contribution — share-based compensation	—	—	196	—	—	196
Capital contribution from RSI and RSG	—	—	212	—	—	212
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Issuance of shares in secondary public equity offering, net of commissions and offering costs of $5.1 million	3,533,399	—	74,391	—	—	74,391
Issuance of shares upon exercise of stock options and vesting of RSUs	60,271	—	460	—	—	460
Net loss	—	—	—	—	(65,770)	(65,770)
Balance at September 30, 2018	68,484,888	1	430,101	377	(356,378)	74,101
Share-based compensation expense	—	—	4,669	—	—	4,669
Capital contribution — share-based compensation	—	—	125	—	—	125
Capital contribution from RSI and RSG	—	—	384	—	—	384
Foreign currency translation adjustment	—	—	—	(150)	—	(150)
Shares issued to NovaQuest, net of issuance costs	2,286,284	—	37,982	—	—	37,982
Issuance of shares upon exercise of stock options and vesting of RSUs	30,349	—	257	—	—	257
Net loss	—	—	—	—	(70,633)	(70,633)
Balance at December 31, 2018	70,801,521	$1	$473,518	$227	$(427,011)	$46,735

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2017	60,275,757	$1	$(1)	$251,733	$140	$(85,097)	$166,776
Adjustment to adopt ASU 2016-09	—	—	—	122	—	(122)	—
Shares issued to settle the warrant liability to Takeda	4,432	—	—	58	—	—	58
Share-based compensation expense	564,111	—	—	1,954	—	—	1,954
Capital contribution — share-based compensation	—	—	—	247	—	—	247
Foreign currency translation adjustment	—	—	—	—	264	—	264
Net loss	—	—	—	—	—	(23,317)	(23,317)
Balance at June 30, 2017	60,844,300	1	(1)	254,114	404	(108,536)	145,982
Share-based compensation expense	—	—	—	2,519	—	—	2,519
Capital contribution — share-based compensation	—	—	—	230	—	—	230
Foreign currency translation adjustment	—	—	—	—	(116)	—	(116)
Issuance of shares upon exercise of stock options	4,936	—	—	12	—	—	12
Net loss	—	—	—	—	—	(29,908)	(29,908)
Balance at September 30, 2017	60,849,236	1	(1)	256,875	288	(138,444)	118,719
Share-based compensation expense	—	—	—	3,046	—	—	3,046
Capital contribution — share-based compensation	—	—	—	247	—	—	247
Foreign currency translation adjustment	—	—	—	—	(379)	—	(379)
Issuance of shares upon exercise of stock options	1,798	—	—	4	—	—	4
Shares issued to NovaQuest, net of issuance costs of $0.1 million	138,361	—	—	1,857	—	—	1,857
Warrants issued with debt financing	—	—	—	481	—	—	481
Net loss	—	—	—	—	—	(41,777)	(41,777)
Balance at December 31, 2017	60,989,395	$1	$(1)	$262,510	$(91)	$(180,221)	$82,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(198,537)	$(95,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	13,763	8,243
Depreciation	298	167
Amortization of debt discount and issuance costs	1,378	390
Foreign currency translation adjustment	203	(231)
Other	596	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,235)	(2,058)
Deferred tax assets	—	208
Income tax receivable	233	(502)
Other assets	(146)	(2,098)
Accounts payable	893	(1,238)
Interest payable	147	—
Accrued expenses	18,079	8,838
Due to RSL, RSI and RSG	(1,894)	653
Deferred rent	724	259
Deferred interest payable	518	105
Net cash used in operating activities	(170,980)	(82,266)
Cash flows from investing activities:
Purchase of property and equipment	(718)	(375)
Net cash used in investing activities	(718)	(375)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in secondary public equity offering, net of issuance costs paid	74,391	—
Cash proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	57,315	—
Cash proceeds from issuance of common shares in Private Placement with RSL	22,500	—
Cash proceeds from debt financings, net of financing costs paid	54,000	28,803
Cash proceeds from issuance of common shares to NovaQuest, net of issuance costs paid	38,000	1,857
Cash proceeds from stock option exercises	771	16
Cash paid to NovaQuest for annual debt administration fee	(300)	—
Net cash provided by financing activities	246,677	30,676
Net change in cash, cash equivalents and restricted cash	74,979	(51,965)
Cash, cash equivalents and restricted cash, beginning of period	108,624	180,838
Cash, cash equivalents and restricted cash, end of period	$183,603	$128,873
Non-cash financing activities:
Stock options exercised receivables, included in prepaid expenses and other current assets	$(22)	$—
Deferred financing costs included in accrued expenses	$26	$137
Offering costs included in accrued expenses	$18	$—
Warrant issued to Hercules	$—	$481

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
Since its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, raising capital, identifying and in-licensing its product candidates, preparing for and advancing the clinical development of its product candidates, and preparing for the potential future regulatory approvals and commercialization of relugolix.
The Company has incurred, and expects to continue to incur, significant operating losses and negative cash flows as it continues to develop its product candidates and prepares for the potential future regulatory approvals and commercialization of relugolix. To date, the Company has not generated any revenue, and it does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. See Note 2, “Summary of Significant Accounting Policies—Going Concern and Management’s Plans.”

Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States, or U.S., generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the U.S. Securities and Exchange Commission, or the SEC, on June 7, 2018. The unaudited consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, for any other interim period or for any other future year.
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, issued by the Financial Accounting Standards Board, or FASB. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 7, 2018.
(B) Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including the evaluation of the Company’s ability to continue as a going concern, compensation and other expenses allocated to the Company under its services agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of the Company’s controlling shareholder,

Roivant Sciences Ltd., or RSL, as well as share-based compensation expenses, research and development, or R&D, expenses, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting period, that are not readily apparent from other sources. Actual results could differ from those estimates.
(C) Going Concern and Management’s Plans
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. During the nine months ended December 31, 2018, the Company incurred net losses of $198.5 million and used $171.0 million of cash and cash equivalents in operations. The Company expects to continue to incur significant and increasing operating losses and negative cash flows as it continues to develop its product candidates and prepares for the potential future regulatory approvals and commercialization of relugolix. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. Based on its current operating plan, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least the first quarter of its fiscal year ending March 31, 2020, and to enable it to announce top-line data from the first Phase 3 clinical trial for one of its women’s health clinical programs. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch relugolix. The Company anticipates that it will continue to incur net losses for the foreseeable future.
To continue as a going concern, the Company will need, among other things, additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including through financing activities in public or private capital markets, financing arrangements with Roivant Sciences, potential business development activities and cost containment measures. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. Although the Company believes that it will continue to raise capital to fund its operations as it has in the past, ASC 240-40, Going Concern, does not allow the Company to consider future financing activities in its assessment of the Company’s future cash burn for the purpose of its liquidity assessment.
These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these unaudited condensed consolidated financial statements were issued. The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
(D) Net Loss per Common Share
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
At December 31, 2018 and 2017, potentially dilutive securities were as follows:

	December 31,
	2018	2017
Options	5,351,908	3,409,366
Restricted share awards (unvested)	987,193	1,269,249
Restricted stock units (unvested)	40,325	15,000
Warrants	73,710	49,800
Total	6,453,136	4,743,415
(E) Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.
Restricted cash consists of legally restricted deposits held as compensating balances against the Company’s corporate credit card program. This amount will remain deposited with the bank for the duration of the corporate credit card program as the agreements require the Company to maintain compensating balances against its corporate credit card program. Cash as reported in the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the unaudited condensed consolidated balance sheets. Cash as reported in the unaudited condensed consolidated statements of cash flows consists of (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$183,003	$128,873
Restricted cash(1)	600	—
Total cash, cash equivalents and restricted cash	$183,603	$128,873
(1) Included in other assets on the unaudited condensed consolidated balance sheets.
(F) Fair Value Measurements
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
The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company’s debt approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy.
(G) Recently Adopted Accounting Standards
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” or ASU No. 2018-05. ASU No. 2018-05, which amends certain SEC material in Topic 740 for the income tax accounting implications of the Tax Cuts and Jobs Act and was effective immediately. The adoption of ASU No. 2018-05 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the statements of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach, if applicable, with early adoption permitted. The Company adopted ASU 2016-18 on April 1, 2018. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
(H) Recently Issued Accounting Standards
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

Note 3—Fair Value Measurements
At December 31, 2018, assets measured at fair value consisted of money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet. There were no assets measured at fair value at December 31, 2017. The following table summarizes these assets (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$65,328	$—	$—	$65,328
Total assets	$65,328	$—	$—	$65,328

Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange.

Note 4—Accrued Expenses
As of December 31, 2018, and March 31, 2018, accrued expenses consisted of the following (in thousands):

	December 31, 2018	March 31, 2018

Accrued R&D expenses	$42,607	$25,988
Accrued compensation-related expenses	3,925	2,792
Accrued professional fees	417	566
Accrued other expenses	1,439	919
Total accrued expenses	$48,388	$30,265

Note 5—Financing Arrangements
(A) NovaQuest
In October 2017, the Company, and its subsidiaries, as guarantors, and NovaQuest Capital Management, or NovaQuest, entered into (i) a Securities Purchase Agreement, or the NovaQuest Securities Purchase Agreement, and (ii) an Equity Purchase Agreement, or the NovaQuest Equity Purchase Agreement. Pursuant to the NovaQuest Securities Purchase Agreement, the Company had the option, at its discretion, to issue up to $60.0 million aggregate principal amount of notes to NovaQuest and concurrent with each purchase of notes, NovaQuest was obligated to purchase up to $20.0 million of the Company’s common shares on a pro rata basis, subject to certain terms and conditions, through December 31, 2018. The equity purchase price for each such purchase would be equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date. The Company committed that it would issue at least $30.0 million aggregate principal amount of notes through December 31, 2018, subject to certain terms and conditions. The Company issued $6.0 million aggregate principal amount in October 2017 and $54.0 million aggregate principal amount in December 2018. With the issuance of $6.0 million aggregate principal amount of notes in October 2017, NovaQuest also purchased 138,361 common shares for $2.0 million in accordance with the terms of the NovaQuest Securities Purchase Agreement, and with the issuance of $54.0 million aggregate principal amount of notes in December 2018, NovaQuest also purchased 1,082,977 common shares for $18.0 million in accordance with the terms of the NovaQuest Securities Purchase Agreement.
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
Pursuant to the NovaQuest Equity Purchase Agreement, NovaQuest committed to purchase up to an additional $20.0 million of the Company’s common shares from time to time at the Company’s discretion through December 31, 2018, with an option to extend the commitment through December 31, 2019, subject to certain terms and conditions as set forth in the NovaQuest Equity Purchase Agreement. The Company committed that it would exercise its option to sell and issue a minimum of $10.0 million of its common shares under the NovaQuest Equity Purchase Agreement through December 31, 2018, subject to certain terms and conditions. The purchase price for the common shares issued pursuant to the NovaQuest Equity Purchase Agreement would be equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date. In December 2018, the Company exercised this option and issued and sold 1,203,307 common shares for $20.0 million in accordance with the terms of the NovaQuest Equity Purchase Agreement.
The Company incurred financing costs related to the NovaQuest Securities Purchase Agreement of $1.0 million which are recorded as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheets. These deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense, net in the Company’s unaudited condensed consolidated statements of operations. During the three and nine months ended December 31, 2018, interest expense, net included $0.1 million and $0.3 million of amortized deferred financing costs related to the NovaQuest notes. During the three and nine months ended December 31, 2017, interest expense, net included $0.1 million of amortized deferred financing costs related to the NovaQuest notes. During the three months ended December 31, 2018, the Company paid NovaQuest an annual debt administration fee of $0.3 million.
Outstanding debt obligations to NovaQuest are as follows (in thousands):

	December 31, 2018	March 31, 2018

Principal amount	$60,000	$6,000
Less: unamortized debt issuance costs	(891)	(854)
Loan payables less unamortized debt issuance costs	59,109	5,146
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt issuance costs	$59,109	$5,146

(B) Hercules
In October 2017, the Company, and its subsidiaries, as guarantors, and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provided up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018. The Term Loans bear interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The interest rate on the Term Loans was 9.50% at December 31, 2018. Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date has been extended from May 1, 2021 to November 1, 2021 as a result of the achievement of a financing milestone in July 2018. The Company is obligated to make monthly payments of accrued interest until June 1, 2019, or the Interest-only Period, subject to certain terms and conditions, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period has been extended to December 1, 2019 as a result of the achievement of a financing milestone during July 2018. The Interest-only Period may be further extended until June 1, 2020 if a certain clinical milestone is met, as specified in the Hercules Loan Agreement. Prepayment of the Term Loan is subject to a prepayment charge. The Company is also obligated to pay an end of term charge of 6.55% of the principal amount of the Term Loans funded under the Hercules Loan Agreement, on the earlier of the maturity date or the date that the Term Loans otherwise become due and payable. The Company’s obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets, other than intellectual property. The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that ceases to apply if the Company achieves certain clinical development and financing milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.
Concurrent with each funding of the Term Loans, the Company was required to issue to Hercules a warrant, or the Warrants, to purchase a number of its common shares equal to 3.00% of the principal amount of the relevant Term Loan funded divided by the exercise price, which is based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a Warrant to Hercules exercisable for an aggregate of 49,800 of its common shares at an exercise price of $15.06 per common share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercisable for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share. The Company accounted for the Warrants as equity instruments since they were indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity (deficit). The relative fair value of the Warrants related to the first and second tranche funding were approximately $0.5 million and $0.3 million, respectively, and were treated as a discount to the Term Loans. This amount is being amortized to interest expense, net using the effective interest method over the life of the Term Loans. The Company estimated the fair value of the Warrants using the Black-Scholes model based on the following key assumptions:

	Tranche 1	Tranche 2

Exercise price	$15.06	$18.82
Common share price on date of issuance	$14.39	$18.96
Volatility	73.2%	72.3%
Risk-free interest rate	2.15%	2.78%
Expected dividend yield	—%	—%
Contractual term (in years)	7.00	7.00

The Company issued the first tranche of the Term Loans at a discount of $2.1 million, including the relative fair value of the related Warrant, and incurred financing costs of $1.3 million relating to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s unaudited condensed consolidated balance sheets. The second tranche of the Term Loans was issued at a discount of $1.3 million, including the relative fair value of the related Warrant. The debt discount and deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense, net in the Company’s unaudited condensed consolidated statements of operations. During the three and nine months ended December 31, 2018, interest expense, net included $0.3 million and $1.0 million of amortized debt discount and issuance costs related to the Term Loans. During the three and nine ended December 31, 2017, interest expense, net included $0.3 million of amortized debt discount and issuance costs related to the Term Loans.

Outstanding debt obligations to Hercules are as follows (in thousands):

	December 31, 2018	March 31, 2018

Principal amount	$40,000	$40,000
End of term charge	2,620	2,620
Less: unamortized debt discount and issuance costs	(3,053)	(4,142)
Loan payables less unamortized debt discount and issuance costs	39,567	38,478
Less: current maturities	(1,520)	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$38,047	$38,478

Note 6—Related Party Transactions
(A) Services Agreements
In July 2016, the Company entered into a services agreement with RSI, effective April 29, 2016, under which RSI agreed to provide certain administrative and R&D services to the Company. Under this services agreement, the Company pays or reimburses RSI for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges the Company based upon the relative percentage of time utilized on Company matters by the respective employee. All other third-party pass thru costs are billed to the Company at cost. The accompanying unaudited condensed consolidated financial statements include third-party expenses incurred on behalf of the Company that have been paid by RSI and RSL.
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
Under the Services Agreements, for the three months ended December 31, 2018 and 2017, the Company incurred expenses (inclusive of third party pass thru costs billed to the Company) of $0.4 million and $2.9 million, respectively, inclusive of the mark-up. Under the Services Agreements, for the nine months ended December 31, 2018 and 2017, the Company incurred expenses (inclusive of third party pass thru costs billed to the Company) of $4.6 million and $5.0 million, respectively, inclusive of the mark-up. These amounts are included in R&D expenses and G&A expenses based upon the nature of the service performed under the Services Agreements.
(B) Share-Based Compensation Expense Allocated to the Company by RSL
Share-based compensation expense has been and will continue to be allocated to the Company by RSL over the requisite service period over which RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL, RSI, RSG, and the Company’s employees, the Company recorded share-based compensation expense of $0.1 million and $0.2 million, respectively, for the three months ended December 31, 2018 and 2017 and $0.5 million and $0.7 million, respectively, for the nine months ended December 31, 2018 and 2017. Refer to Note 9 for further details.
(C) Private Placement with RSL
See Note 8(B) for information regarding the Private Placement with RSL.
Note 7—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision (benefit) for income taxes is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended December 31, 2018 and 2017 was 0.00% and 0.51%, respectively. The Company’s effective tax rate for the nine months ended December 31, 2018 and 2017 was (0.12)% and (0.64)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
On December 22, 2017, the Tax Cuts and Jobs Act, or the Act, was enacted, which introduced a comprehensive set of tax reform in the U.S. The Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from a top marginal tax rate of 35% to a flat tax rate of 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).
The Act did not have a material impact on the Company’s consolidated financial statements since its global net deferred tax assets are fully offset by a valuation allowance and the Company does not have any off-shore earnings from which to record the mandatory transition tax. As a result of finalizing the Company’s fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company finalized its accounting related to the impacts of the Act and recorded immaterial measurement period adjustments in the period ended December 31, 2018.
Note 8—Shareholders’ Equity
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
(C) At-the-Market Equity Offering Program
On April 2, 2018, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the three and nine months ended December 31, 2018, the Company issued and sold none and 2,767,129, respectively, of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $21.47 per common share for aggregate net proceeds to the Company of approximately $57.3 million, after deducting underwriting commissions and offering costs payable by the Company. The Company currently has approximately $40.6 million of capacity available under its “at-the-market” equity offering program.
(D) Issuance of Equity Instruments to NovaQuest and Hercules
In October 2017, the Company issued and sold 138,361 common shares to NovaQuest for $2.0 million in accordance with the terms of the NovaQuest Securities Purchase Agreement. In December 2018, the Company issued and sold 1,082,977 common shares to NovaQuest for $18.0 million in accordance with the NovaQuest Securities Purchase Agreement and issued and sold 1,203,307 common shares to NovaQuest for $20.0 million in accordance with the NovaQuest Equity Purchase Agreement. In October 2017, the Company issued a Warrant to Hercules exercisable for 49,800 of its common shares at an exercise price of $15.06 per common share and in March 2018, the Company issued a Warrant to Hercules exercisable for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share. Additional information is included in Note 5, “Financing Arrangements.”
(E) Takeda Warrant Liability
During the year ended March 31, 2018, the Company issued 4,432 common shares to Takeda pursuant to a warrant which expired on April 30, 2017.
Note 9—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2018, the number of common shares authorized for issuance increased automatically by 2.4 million shares in accordance with the evergreen provision of the 2016 Plan. At December 31, 2018, a total of 2.2 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(B) Stock Options
A summary of option activity under the Company’s 2016 Plan is as follows:

Number of Options
Options outstanding at March 31, 2018	3,549,405
Granted	2,097,210
Exercised	(102,463)
Forfeited	(192,244)
Options outstanding at December 31, 2018	5,351,908
Options vested and expected to vest at December 31, 2018	5,351,908
Options exercisable at December 31, 2018	1,392,679

(C) Restricted Share Awards and Restricted Stock Units
A summary of restricted share award and restricted stock unit activity under the Company’s 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2018	1,213,735
Granted	29,700
Vested	(215,917)
Unvested balance at December 31, 2018	1,027,518
(D) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended December 31,
	2018	2017
Share-based compensation expense recognized as:
R&D expenses	$1,840	$1,041
G&A expenses	2,954	2,252
Total	$4,794	$3,293

	Nine Months Ended December 31,
	2018	2017
Share-based compensation expense recognized as:
R&D expenses	$5,247	$2,580
G&A expenses	8,516	5,663
Total	$13,763	$8,243
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

Total unrecognized share-based compensation expense for awards granted pursuant to the 2016 Plan was approximately $48.6 million at December 31, 2018 and is expected to be recognized over a weighted-average period of approximately 2.98 years.
(E) Share-Based Compensation Expense for Related Parties:
(1) Stock Options Granted to RSI Employees:
During the three months ended December 31, 2018 and 2017, the Company recorded share-based compensation expense related to stock options granted to RSI employees of $17,745 and $7,293, respectively. During the nine months ended December 31, 2018 and 2017, the Company recorded share-based compensation expense related to stock options granted to RSI employees of $47,721 and $0.2 million, respectively. At December 31, 2018, total unrecognized compensation expense related to stock options granted to RSI employees was $0.1 million, which is expected to be recognized over a period of approximately 1.63 years. This share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations.
(2) Share-Based Compensation Expense Allocated to the Company by RSL:
In relation to the RSL common share awards and RSL options issued by RSL to RSL, RSI, RSG and the Company’s employees, the Company recorded share-based compensation expense of $0.1 million and $0.2 million, respectively, for the three months ended December 31, 2018 and 2017, and $0.5 million and $0.7 million, respectively, for the nine months ended December 31, 2018 and 2017.
The RSL common share awards and RSL options granted by RSL to RSL, RSI, RSG and the Company’s employees are valued by RSL at fair value on the date of grant and that fair value is recognized as share-based compensation expense over the requisite service period. Significant judgment and estimates were used by RSL to estimate the fair value of these awards and options, as they are not publicly traded. RSL common share awards and RSL options are subject to specified vesting schedules and requirements (a mix of time-based and performance-based events). The fair value is based on various corporate event-based considerations, including targets for RSL’s post-IPO market capitalization and future financing events). The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model.
Share-based compensation expense has been and will continue to be allocated to the Company over the requisite service period over which these RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
(3) RSL RSUs:
The Company’s Principal Executive Officer was granted 66,845 RSL RSUs during the year ended March 31, 2017. These RSUs will vest to the extent certain RSL performance criteria are achieved and certain RSL liquidity conditions are satisfied within specified years of the grant date, provided that the Company’s Principal Executive Officer has provided continued service to RSL or its subsidiaries through such date. As of December 31, 2018, the performance conditions had not been met and were deemed not probable of being met. For the three and nine months ended December 31, 2018 and 2017, the Company recorded no share-based compensation expense related to these RSL RSUs. At December 31, 2018, there was $0.9 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this share-based compensation expense upon achievement of the performance and market conditions through the requisite service period.
Note 10—Commitments and Contingencies
The Company has entered into commitments under its license agreement with Takeda, services agreements with RSI and RSG (See Note 6(A)), and financing agreements with NovaQuest and Hercules (See Note 5). In addition, the Company has entered into services agreements with third parties for pharmaceutical R&D and manufacturing activities and has a lease agreement for office space located in Brisbane, California. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as its business further develops.
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

•
the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy, MVT-602 and any future product candidates;

•	our plans to commercialize relugolix, if approved;

•	our ability to achieve commercial sales of any approved products, whether alone or in collaboration with others;

•	our ability to obtain reimbursement coverage for our products when commercialized;

•	the rate and degree of market acceptance and clinical utility of any approved products;

•	our ability to initiate and continue relationships with third-party clinical research organizations and manufacturers;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our ability to hire and retain our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies;

•	our ability to continue to fund our operations with the cash and cash equivalents currently on hand;

•	our ability to raise additional capital;

•	industry trends;

•	developments and projections relating to our competitors or our industry; and

•	the success of competing drugs that are or may become available.

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
Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, raising capital, identifying and in-licensing our product candidates, preparing for and advancing the clinical development of our product candidates and preparing for the potential regulatory approvals and commercialization of relugolix.
Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates.
We have funded our operations primarily from the issuance and sale of our common shares and from the issuance of notes to NovaQuest Capital Management, or NovaQuest, and from the Term Loans we have with Hercules Capital, Inc., or Hercules. Through December 31, 2018, our sources of funding have primarily consisted of:

•
In November 2016, we completed our initial public offering, or IPO, in which we sold 14,500,000 common shares at a price of $15.00 per common share. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs payable by us.

•
In October 2017, we and our subsidiaries, entered into financing arrangements with NovaQuest and Hercules under which we obtained financing commitments of up to $140.0 million. In October 2017, March 2018, and December 2018, we obtained gross proceeds of $33.0 million, $15.0 million, and $92.0 million, respectively, from these financing arrangements. As of December 31, 2018, the financing arrangements have been fully drawn. Additional information is included in Note 5, “Financing Arrangements,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
On April 2, 2018, we entered into a share purchase agreement, or the Purchase Agreement, with Roivant Sciences Ltd., or RSL, our controlling shareholder, pursuant to which we agreed to issue and sell to RSL 1,110,015 of our common shares at a purchase price of $20.27 per common share in a private placement, or the Private Placement. In April 2018, we received proceeds of $22.5 million from RSL at the closing of the Private Placement.

•
On April 2, 2018, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell our common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent. During the three and nine months ended December 31, 2018, we issued and sold none and 2,767,129, respectively, of our common shares under the Sales Agreement. The common shares were sold at a weighted-average-price of $21.47 per common share for aggregate net proceeds to us of approximately $57.3 million, after deducting underwriting commissions and offering costs payable by us. We currently have approximately $40.6 million of capacity available under our “at-the-market” equity offering program.

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

As of December 31, 2018, and March 31, 2018, we had an accumulated deficit of $427.0 million and $228.5 million, respectively. We recorded net losses of $70.6 million and $41.8 million for the three months ended December 31, 2018 and 2017, respectively, and $198.5 million and $95.0 million for the nine months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had $183.0 million of cash and cash equivalents available to us, as compared to $108.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest as of March 31, 2018.
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
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three target indications for relugolix. Lowering estrogen levels decreases heavy menstrual bleeding in women with uterine fibroids and reduces the pelvic pain associated with endometriosis. We are developing relugolix, 40 mg orally once daily, administered in combination with estradiol (1.0 mg) and a progestin (0.5 mg norethindrone acetate), with the goal of optimizing estradiol levels to maximize the benefit of relugolix on the symptoms of uterine fibroids and endometriosis, while mitigating side effects from a low-estrogen state (e.g., hot flashes or bone mineral density loss). We expect to launch in our women’s health indications with a once-daily oral fixed-dose formulation of relugolix, estradiol and norethindrone acetate. Decreasing testosterone has been shown to slow growth and progression of advanced prostate cancer, including when the disease recurs or the prostate-specific antigen, or PSA, is rising following prostatectomy or radiation therapy, and is the central objective of treatment with relugolix, 120 mg orally once daily following a single dose 360 mg loading dose. Myovant Sciences GmbH, our wholly owned subsidiary, holds global commercial rights to relugolix, excluding Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand and Vietnam, including the territories and possessions of each of the foregoing. In May 2018, Takeda announced that it had entered into a licensing agreement to grant ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights to relugolix for uterine fibroids and exclusive development and commercialization rights to relugolix for endometriosis, in each indication in Japan, and in January 2019 Takeda and ASKA Pharmaceutical Co., Ltd. announced that Takeda obtained marketing authorization in Japan for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids (heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia).
Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids

We initiated a Phase 3 clinical program in January 2017, evaluating relugolix in women with heavy menstrual bleeding associated with uterine fibroids. The program consists of two international, replicate pivotal clinical trials, which we refer to as LIBERTY 1 and LIBERTY 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with commercially available low-dose hormonal add-back therapy (1.0 mg estradiol and 0.5 mg norethindrone acetate) for 24 weeks; relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 12 weeks; or placebo once daily for a period of 24 weeks. We have completed enrollment in the two replicate LIBERTY 1 (N=388) and LIBERTY 2 (N=382) trials. Eligible women completing the initial 24-week period are offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety and efficacy of longer-term treatment. Women completing the open-label extension study will be offered the opportunity to participate in a randomized withdrawal study to provide up to two years of safety and efficacy data for relugolix in combination with low-dose estradiol and a progestin and information about the need for maintenance therapy. We are also conducting a one-year observational study of bone mineral density in women with uterine fibroids or endometriosis to provide additional context for our phase 3 clinical programs.
Top-line results for the LIBERTY 1 trial are expected in the second quarter of calendar 2019 and top-line results from the LIBERTY 2 trial are expected in the third quarter of calendar 2019. We expect to file the New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for relugolix to treat heavy menstrual bleeding associated with uterine fibroids in the fourth quarter of calendar 2019.
Takeda’s Phase 3 Clinical Development for Uterine Fibroids
In October 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix monotherapy compared with leuprorelin for the treatment of heavy menstrual bleeding associated with uterine fibroids. In this trial, approximately 280 patients were randomized 1:1 to receive either 40 mg of relugolix administered orally once daily or leuprorelin acetate administered by injection once every four weeks. Relugolix achieved an 82.2% response rate, meeting the primary endpoint, which was the proportion of patients achieving a pre-defined reduction in menstrual bleeding (Pictorial Blood Loss Assessment Chart, or PBAC, score of <10), and was observed to be statistically non-inferior to leuprorelin alone (p = 0.0013). Additionally, in November 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix for the treatment of pain associated with uterine fibroids. In this trial, 65 patients were randomized 1:1 to receive either 40 mg relugolix or placebo administered orally once daily. Relugolix met the primary endpoint demonstrating a marked improvement in pain in 57.6% of women with uterine fibroids compared to 3.1% of women receiving placebo (p < 0.0001). Adverse events in both studies were consistent with the mechanism of action of relugolix and adverse events observed in previous clinical trials. In February 2018, Takeda announced that it had submitted the data from both of these trials to the Ministry of Health, Labour and Welfare in Japan for marketing authorization of relugolix in Japan for the treatment of uterine fibroids. On January 8, 2019, Takeda and ASKA Pharmaceutical Co., Ltd. announced that Takeda obtained marketing authorization in Japan for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids (heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia). The Phase 3 data from each of the trials described above will be available to us, and may be used to support our anticipated NDA submission to the FDA. Although we will be solely responsible for obtaining FDA approval for relugolix in the U.S., the FDA can accept the results of clinical trials conducted outside the U.S. that were not conducted under an investigational new drug application in support of an NDA under certain conditions. At a minimum, the trials must have been conducted in accordance with FDA’s good clinical practice requirements, and the FDA may also require that the foreign data be applicable to the U.S. population and U.S. medical practice. We cannot provide assurance that the FDA will allow us to use data from Takeda’s clinical trials in support of any NDA that we may submit.
Our Phase 3 Program for the Treatment of Pain Associated with Endometriosis
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix in women with pain associated with endometriosis. The program consists of two international replicate pivotal clinical trials, which we refer to as SPIRIT 1 and SPIRIT 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered with low-dose hormonal add-back therapy for 24 weeks (1.0 mg estradiol and 0.5 mg norethindrone acetate); relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered with commercially available hormonal add-back therapy for an additional 12 weeks; or placebo once daily for a period of 24 weeks. We expect to enroll approximately 600 women in each of the two replicate SPIRIT 1 and SPIRIT 2 trials. Eligible women completing the initial 24-week period will be offered an active treatment extension with relugolix 40 mg once daily co-administered with hormonal add-back therapy for an additional 80-week period, or a total treatment period of 104 weeks, to evaluate the safety of longer-term treatment. We currently expect to complete enrollment for the SPIRIT 1 and SPIRIT 2 trials in calendar 2019 with top line results expected in the first quarter of calendar 2020.
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
The HERO trial has completed enrollment after randomizing 934 men with advanced prostate cancer who require androgen deprivation therapy in a 2:1 ratio to treatment with either oral relugolix 120 mg once daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the U.S. Nonetheless, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets such as Europe and Japan. We expect to present top-line results from the HERO trial in the fourth quarter of calendar 2019 and to submit the U.S. NDA filing in early calendar 2020.
In addition, we filed an amendment to the HERO protocol to continue to enroll approximately 120 additional men with metastatic prostate cancer with the objective of prospectively demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide. We believe that relugolix, a direct GnRH receptor antagonist, has the potential to delay the time to castration-resistant disease as compared with leuprolide, a GnRH agonist, because relugolix more rapidly suppresses testosterone and PSA and more fully suppresses follicle-stimulating hormone than leuprolide.
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
Further assessment of the exposure-response profile of MVT-602 administered is being conducted in a Phase 2a study during the pre-ovulatory phase in approximately 70 fertile women undergoing a controlled ovarian stimulation. This study has completed enrollment and top-line results are expected to be reported in the first half of calendar 2019. This study is intended to provide information for dose selection for a study of MVT-602 in infertile women seeking pregnancy.

Financial Operations Overview
Revenue
To date, we have not generated any revenue, and we do not expect to generate any revenue from the sale of any products unless and until we obtain regulatory approval of and commercialize relugolix, MVT-602, or a potential future product candidate.
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

Unallocated costs primarily include:

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
General and Administrative Expenses
General and administrative, or G&A, expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel, professional fees for legal, consulting, accounting, auditing and tax services, rent and facilities expense, information technology costs, general overhead, costs billed to us under the Services Agreements, and share-based compensation expense and other costs allocated to us from RSL.
We anticipate that our G&A expenses will increase in future periods as we expand our operations. These increases will likely include costs related to the hiring of additional personnel, costs to implement and upgrade certain information technology systems, professional fees and additional rent and other facilities related costs. In addition, we expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If relugolix or MVT-602 obtains regulatory approval for marketing, we expect sales, marketing, and commercialization costs to be significant.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating expenses:
Research and development	$58,434	$34,875	$163,588	$76,753
General and administrative	10,686	6,640	29,738	16,963
Total operating expenses	69,120	41,515	193,326	93,716

Interest expense, net	1,634	904	4,831	904
Other (income) expense, net	(121)	(429)	147	(225)
Loss before income taxes	(70,633)	(41,990)	(198,304)	(94,395)
Income tax (benefit) expense	—	(213)	233	607
Net loss	$(70,633)	$(41,777)	$(198,537)	$(95,002)
Research and Development Expenses
For the three and nine months ended December 31, 2018 and 2017, our R&D expenses consisted of the following (in thousands):

	Three Months Ended December 31,
	2018	2017	Change
Program-specific costs:
Relugolix	$47,800	$29,095	$18,705
MVT-602	1,779	899	880

Unallocated costs:
Share-based compensation	1,840	1,041	799
Personnel expense	6,353	3,213	3,140
Services Agreements	—	192	(192)
Other expense	662	435	227
Total R&D expenses	$58,434	$34,875	$23,559

	Nine Months Ended December 31,
	2018	2017	Change
Program-specific costs:
Relugolix	$134,023	$63,498	$70,525
MVT-602	4,820	943	3,877

Unallocated costs:
Share-based compensation	5,247	2,580	2,667
Personnel expense	16,279	8,131	8,148
Services Agreements	748	501	247
Other expense	2,471	1,100	1,371
Total R&D expenses	$163,588	$76,753	$86,835

R&D expenses increased by $23.6 million, to $58.4 million, in the three months ended December 31, 2018 compared to $34.9 million in the three months ended December 31, 2017, primarily due to increases in expenses as a result of the progress of our ongoing Phase 3 clinical trials of relugolix, which were initiated in 2017, as well as additional personnel-related expenses and MVT-602 clinical trial expenses. R&D expenses in the three months ended December 31, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $49.6 million, personnel expenses of $6.4 million and share-based compensation expense of $1.8 million, of which $40,921 was allocated to us by RSL.
R&D expenses for the three months ended December 31, 2017 consisted primarily of CRO, clinical drug supply and other study-related costs of $28.4 million, personnel expenses of $3.2 million, share-based compensation expense of $1.0 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $1.9 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.
R&D expenses increased by $86.8 million, to $163.6 million, in the nine months ended December 31, 2018 compared to $76.8 million in the nine months ended December 31, 2017, primarily due to increases in expenses as a result of the progress of our ongoing Phase 3 clinical trials of relugolix, which were initiated in 2017, as well as additional personnel-related expenses and MVT-602 clinical trial expenses. R&D expenses in the nine months ended December 31, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $137.2 million, personnel expenses of $16.3 million, share-based compensation expense of $5.2 million, of which $0.2 million was allocated to us by RSL, and costs billed to us under the Services Agreements of $2.3 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.
R&D expenses for the nine months ended December 31, 2017 consisted primarily of CRO, clinical drug supply and other study-related costs of $61.9 million, personnel expenses of $8.1 million, share-based compensation expense of $2.5 million, $0.2 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements of $2.8 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.

General and Administrative Expenses
G&A expenses increased by $4.0 million, to $10.7 million, in the three months ended December 31, 2018 compared to $6.6 million in the three months ended December 31, 2017, primarily due to an increase in employee salaries, benefits and share-based compensation expense resulting from additional headcount to support the growth of our operations, increases in professional service fees, and increases in other administrative expenses. G&A expenses in the three months ended December 31, 2018 consisted primarily of personnel-related and general overhead expenses of $5.8 million, share-based compensation expense of $3.0 million, of which $0.1 million was allocated to us by RSL, legal and professional fees of $1.0 million, rent and other facilities related costs of $0.5 million and costs of $0.4 million allocated to us from RSL.
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
G&A expenses increased by $12.8 million, to $29.7 million, in the nine months ended December 31, 2018 compared to $17.0 million in the nine months ended December 31, 2017, primarily due to an increase in employee salaries, benefits and share-based compensation expense resulting from additional headcount to support the growth of our operations, increases in professional service fees, and increases in other administrative expenses. G&A expenses in the nine months ended December 31, 2018 consisted primarily personnel-related and general overhead expenses of $14.6 million, share-based compensation expense of $8.5 million, of which $0.3 million was allocated to us by RSL, costs of $2.3 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs, legal and professional fees of $2.7 million and rent and other facilities related costs of $1.6 million.
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

Interest Expense, net
Interest expense, net consists of interest expense related to the NovaQuest Securities Purchase Agreement and Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs, partially offset by interest income earned on cash equivalents. Interest expense, net, was $1.6 million and $4.8 million for the three and nine months ended December 31, 2018, respectively, and $0.9 million for the three and nine months ended December 31, 2017.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of our common shares and from the issuance of notes to NovaQuest and the funds received from our Term Loans with Hercules.
As of December 31, 2018, we had $183.0 million of cash and cash equivalents available to us, as compared to $108.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest as of March 31, 2018.
We currently have approximately $40.6 million of capacity available under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
We recorded net losses of $70.6 million and $41.8 million for the three months ended December 31, 2018 and 2017, respectively, and net losses of $198.5 million and $95.0 million for the nine months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $427.0 million.
We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. Our operating losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, anticipated regulatory filings, and our expenditures on other R&D and G&A activities. We anticipate that our capital requirements will be significant as we:

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

•	expand our chemistry, manufacturing, and control and other manufacturing related activities;

•	seek to identify, acquire, develop, and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, quality, and administrative personnel;

•	add operational, accounting, finance, quality, commercial, and management information systems and personnel;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a medical affairs group with a medical scientific liaison team;

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
Our primary use of cash has been to fund the development of relugolix and MVT-602. We expect our operating expenses to continue to increase over the near term as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix.

Based on our current operating plan, we expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the first quarter of our fiscal year ending March 31, 2020, and to enable us to receive top-line data from the first Phase 3 clinical trial for one of our women’s health clinical programs. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. We anticipate that we will continue to incur net losses for the foreseeable future. To continue as a going concern, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including through financing activities in public or private capital markets, financing arrangements with Roivant Sciences, potential business development activities and cost containment measures. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. Although we believe that we will continue to raise capital to fund our operations as we have in the past, ASC 240-40, Going Concern, does not allow us to consider future financing activities in our assessment of our future cash burn for the purpose of our liquidity assessment. If we are unable to raise capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back, or discontinue operations.
Until such time, if ever, as we can generate substantial product revenue from sales of relugolix, MVT-602, or any future product candidate, we expect to finance our operations through a combination of cash and cash equivalents on hand, equity offerings, debt financings, and potential collaboration, license, or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. Our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(170,980)	$(82,266)
Net cash used in investing activities	$(718)	$(375)
Net cash provided by financing activities	$246,677	$30,676
Operating Activities
For the nine months ended December 31, 2018, we used $171.0 million in operating activities primarily due to our ongoing development and clinical trials for relugolix and MVT-602. This was primarily attributable to a net loss for the period of $198.5 million, along with an increase of $7.2 million in prepaid expenses and other current assets and a decrease of $1.9 million in amounts due to RSL, RSI and RSG. These amounts were partially offset by an increase in accrued expenses of $18.1 million and an increase in accounts payable of $0.9 million which were primarily due to the progress of our ongoing Phase 3 clinical trials of relugolix, $13.8 million of non-cash share-based compensation expense as a result of an increase in headcount, and $1.7 million of total depreciation and amortization expense.
For the nine months ended December 31, 2017, we used $82.3 million in operating activities primarily due to our ongoing development and clinical trials for relugolix. This was primarily attributable to a net loss for the period of $95.0 million, increases of $2.1 million in other assets and $2.1 million in prepaid expenses and other current assets along with a decrease of $1.2 million in accounts payable. These amounts were partially offset by an increase in accrued expenses of $8.8 million, $8.2 million of share-based compensation and $0.6 million of total depreciation and amortization expense.

Investing Activities
For the nine months ended December 31, 2018, $0.7 million was used in investing activities, all for the purchase of property and equipment.
For the nine months ended December 31, 2017, $0.4 million was used in investing activities, all for the purchase of property and equipment.
Financing Activities
For the nine months ended December 31, 2018, financing activities provided $246.7 million of cash. This was primarily due to the net proceeds of $74.4 million we received from the issuance and sale of 3,533,399 common shares in our underwritten secondary public equity offering (including the partial exercise of the underwriters’ over-allotment option), $57.3 million we received from the sale of 2,767,129 common shares through our “at-the-market” equity offering program that we established in April 2018, proceeds of $22.5 million we received from the sale of 1,110,015 common shares to RSL in a private placement, net proceeds from debt financings with NovaQuest of $54.0 million, and net proceeds of $38.0 million from the issuance and sale of 2,286,284 common shares to NovaQuest. In addition, we received cash proceeds of $0.8 million from the exercise of stock options under our 2016 Equity Incentive Plan and paid an annual debt administration fee of $0.3 million to NovaQuest under the NovaQuest Securities Purchase Agreement.
For the nine months ended December 31, 2017, financing activities provided $30.7 million of cash. This was primarily due to the net proceeds from debt financings of $28.8 million and net proceeds from the issuance of common shares of $1.9 million.
Contractual Obligations
In May 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement. See Note 10, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements contained herein for a further discussion of this agreement.
During the nine months ended December 31, 2018, there were no other material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended March 31, 2018.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the evaluation of our ability to continue as a going concern, the determination of some of our costs incurred under the Services Agreements, which costs are charged to R&D and G&A expenses, as well as assumptions used to estimate the fair value of common share and option awards. We base our estimates on historical experience and on various other information available to us at the time we make the estimates and judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Our investment policy establishes guidelines for the investment of surplus cash in a conservative and diversified investment portfolio which seeks to provide adequate liquidity for our operations while minimizing the loss of any principal. The securities permitted under our investment policy may be subject to market risk related to changes in interest rates and other market factors. We manage our sensitivity to these risks by investing in short-term, investment grade marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe that a hypothetical 10% change in market rates would have a material impact on the realized value of our investments. As of December 31, 2018, we had cash and cash equivalents of $183.0 million, consisting of money market funds and non-interest-bearing cash deposits denominated in the U.S. dollar and Swiss franc. As of March 31, 2018, we had cash of $108.6 million, consisting of non-interest bearing cash deposits denominated in the U.S. dollar and Swiss franc.
We also have certain debt that bears interest at a prime-based variable rate. A hypothetical 10% change in this interest rate would have an approximate $0.4 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.

Item 4.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business, Financial Position and Capital Requirements
We believe our current cash and cash equivalents will be sufficient to fund our business only for a limited amount of time, and if we are not able to raise additional funds, we may be unable to continue as a going concern.

As of December 31, 2018, we had approximately $183.0 million of cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the first quarter of our fiscal year ending March 31, 2020, and to enable us to announce top-line data from the first Phase 3 clinical trial for one of our women’s health programs. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Quarterly Report on Form 10-Q. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.
We will require substantial additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of relugolix or MVT-602.
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
Our current funds will not be sufficient for us to compete all necessary development activities and commercially launch relugolix. Accordingly, we will need to obtain substantial further funding through other public or private offerings of our capital shares, debt financing, collaboration and licensing arrangements, or other sources. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2016, and our operations to date have been limited to organizing and staffing our company, raising capital, identifying and in-licensing our product candidates, preparing for and advancing our product candidates through clinical development, conducting global clinical trials, and preparing for potential future regulatory approvals and commercialization of relugolix. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties in achieving our business objectives. If our product candidates are approved by the U.S. Food and Drug Administration, or the FDA, we will need to expand our capabilities to support commercial activities and we may not be successful in adding such capabilities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses and negative cash flows; and we have not generated any revenue from any commercial products and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have focused our efforts on research and development with the goal of achieving regulatory approval and have incurred significant operating losses. Our net loss was $198.5 million and $143.3 million for the nine months ended December 31, 2018 and year ended March 31, 2018, respectively, and, as of December 31, 2018, we had an accumulated deficit of $427.0 million.

We expect to continue to incur significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our results of operations, financial position and working capital. If we obtain regulatory approval for relugolix or MVT-602, we expect to incur increased sales, marketing and manufacturing expenses.
Neither relugolix nor MVT-602 has been approved for marketing anywhere in the world, and they may never receive such approval. As a result, we have never generated any product revenue. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of relugolix and MVT-602, obtain necessary regulatory approvals, and have relugolix and MVT-602 manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize relugolix or MVT-602. Even if we successfully obtain regulatory approvals to market relugolix or MVT-602, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for relugolix and MVT-602 and whether we own the commercial rights for those territories. For example, ORILISSA™, an oral GnRH receptor antagonist for the management of moderate to severe pain associated with endometriosis, was recently approved by the FDA and launched by AbbVie in August 2018. The launch and commercialization of ORILISSA™ or other competing drugs may limit the revenue from relugolix. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, or if we are unable to obtain a favorable price for relugolix, we may not generate significant revenue from sales of relugolix or MVT-602, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
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
We are a clinical-stage biopharmaceutical company with no products approved for commercial sale. We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates, relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy, and MVT-602. Our business and our ability to generate revenue depends heavily on the successful clinical development, regulatory approval and commercialization of these product candidates, which may never occur. We currently generate no revenue from sales of any product. We may never receive regulatory approval for any indication for relugolix or MVT-602 and may never be able to develop or commercialize a marketable product. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We are not permitted to market relugolix or MVT-602 in the U.S. until we receive approval of New Drug Applications, or NDAs, or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries.
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
GnRH antagonists, like relugolix, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flush, may be mitigated by the co-administration of low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy is to formulate a fixed-dose combination of relugolix with low-dose estradiol and a progestin to facilitate patient convenience and compliance. If we are unsuccessful in our attempts to formulate a fixed-dose combination in time for the initial application for market authorization in the U.S., we expect to seek approval for relugolix tablets co-packaged with commercially available low-dose estradiol and a progestin. This would potentially decrease our advantages relative to our competition by requiring patients to take two pills once daily instead of one pill once daily until the fixed-dose combination can be developed and approved. If our competitors develop a fixed-dose combination with hormonal add-back therapy before we do, or if we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.
We are conducting our Phase 3 clinical trials of relugolix in our target women’s health indications with co-administration of relugolix and commercially available low-dose estradiol and a progestin product co-packaged. We are conducting bridging studies to support the submission of NDAs or comparable foreign applications for the proposed fixed-dose combination for each of our target women’s health indications. Any such bridging study may be unsuccessful or insufficient to support approval of the fixed-dose combination formulation, which would delay and increase the expenses associated with our development program and could limit our commercial opportunity.
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

•
potential product candidates may, upon further study during the acquisition process, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance; and

•	potential product candidates may not be effective in treating their targeted diseases.
In addition, we may choose to focus our efforts and resources on potential product candidates that ultimately prove to be unsuccessful. Further, time and resources spent searching for, identifying, acquiring, and developing potential product candidates may distract management’s attention from our primary business or other development programs. If we are unable to identify and acquire or in-license suitable product candidates, we will be unable to diversify our product risk. We believe that any such failure could have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical field is high.

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
We have licensed our core intellectual property relating to relugolix and MVT-602 from Takeda. If, for any reason, the Takeda License Agreement is terminated or we otherwise lose the rights thereunder, it would adversely affect our business. The Takeda License Agreement imposes on us obligations relating to exclusivity, territorial restrictions, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection, and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Takeda and Takeda may have the right to terminate the License Agreement, which would result in us being unable to develop, manufacture, and sell relugolix and MVT-602.
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and clinical supply of relugolix. Under this agreement, Takeda Limited will supply us, and we will obtain from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. Takeda Limited is also assisting us with a technical transfer of the manufacturing process for relugolix to us and our designee and we are paying the expenses related to such transfer. On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has also agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization. We are paying for the expenses related to such transfer. If Takeda fails to fulfill its obligations to manufacture and supply clinical and/or commercial quantities of relugolix or fails to enable the transfer of the manufacturing process for relugolix to us or our designee, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
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
We expect to hire additional employees for our managerial team and other teams supporting G&A, commercial, clinical, medical affairs, operations and other functions. Many of the other pharmaceutical companies we compete against for qualified personnel and consultants have greater financial and other resources, more favorable risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. Due to these reasons, we may not be able to attract or retain qualified personnel.
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
We expect to expand our organization and hire additional employees. Our management is expected to have increasing responsibilities to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors which may divert a disproportionate amount of its time and attention away from our day-to-day activities. The expected growth may also require significant capital expenditures and divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be adversely affected, and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to complete clinical development, obtain regulatory approval, and commercialize relugolix, MVT-602 or any potential future product candidate may be adversely affected.
Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in misconduct or other improper activities, including noncompliance with regulatory or legal standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our employees, contractors, advisers, including principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including: those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; laws that require manufacturing by current Good Manufacturing Practice, or cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy laws; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive regulations intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.,” and “If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are found to be in violation of any such regulatory or legal standards or requirements, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished future earnings and profits, additional reporting requirements, and regulatory oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Our internal computer systems, as well as those of RSI and RSG, and our third-party collaborators, consultants or contractors, may fail or suffer cybersecurity breaches and data leakage, which could result in a material disruption of our business and operations or liabilities that adversely affect our financial performance.
Our computer systems, as well as those of RSI, RSG and our contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our information systems or unauthorized persons, could cause interruptions in our operations and result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of relugolix or MVT-602 or any future product candidate could be delayed.
The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devises. We could also experience a business interruption, theft of confidential information, intellectual property or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our information system infrastructure or lead to data leakage, either internally or at our third-party providers, and could result in liabilities that adversely affect our financial performance. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent services interruptions or security breaches.
The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, the United Kingdom, or UK, held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. This is particularly the case if the UK and the EU do not reach agreement on how the UK will exit the EU, commonly referred to as a “hard Brexit.” The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.
For example, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the UK. Brexit could also affect the clearance or timing of the release of our clinical materials into the UK or the EU. Any such delays could result in our clinical study sites not having sufficient clinical materials and could adversely affect the timing and completion of our clinical trials. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have, particularly in the case of a hard Brexit, a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.
If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.
We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability, increase our compliance costs and adversely affect our business.
We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear whether, post Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
We are implementing a company-wide enterprise resource planning, or ERP, system to upgrade certain existing business, operational, and financial processes, upon which we rely. ERP implementations are complex and time-consuming projects that require transformations of business and finance processes to reap the benefits of the ERP system. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control over financial reporting could cause us to fail to comply with the U.S. Securities and Exchange Commission, or the SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting, or result in the issuance of an adverse opinion on the effectiveness of internal control over financial reporting by our independent registered public accounting firm. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.
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
Our product candidates, relugolix in combination with low-dose estradiol and a progestin, relugolix monotherapy, and MVT-602, are still in development and will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical trials of relugolix or MVT-602, which may delay the approval of an NDA or similar application. The clinical trial process is also very time-consuming.
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
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the efficacy or safety of relugolix or MVT-602. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and nonclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. In addition, the FDA may not agree that clinical trial results are sufficient for approval for any product candidate. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of nonclinical and early clinical studies of our product candidates may not be predictive of the results of later-stage nonclinical studies or clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize relugolix and MVT-602 and generate product revenue.
Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.
Takeda is developing relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical trials in Japan in women with uterine fibroids and announced that it had obtained market authorization in Japan from the Ministry of Health, Labour and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids (heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia). Favorable announcements by Takeda do not guarantee that the results of our clinical trials will also be favorable as the designs of our Phase 3 clinical trials differ from those of Takeda. Further, if post marketing adverse events regarding Relumina® are reported, or subsequent announcements by Takeda regarding relugolix are unfavorable, it could negatively impact our clinical development plans for relugolix.
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
Drug development is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists for the treatment of each of uterine fibroids, endometriosis, and advanced prostate cancer, as well as infertility in women, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these indications. For example, ORILISSA™, an oral GnRH receptor antagonist, has been approved by the FDA for the management of moderate to severe pain associated with endometriosis and was launched by AbbVie in August 2018. Further, it is likely that additional drugs will become available in the future for the treatment of each of our target indications.
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
Furthermore, the FDA has raised concern about a potential increase in the risk of diabetes and certain cardiovascular diseases in men with prostate cancer treated with GnRH agonists. Further, on May 18, 2018, the European Medicines Agency, or the EMA, Pharmacovigilance Risk Assessment Committee, or PRAC, completed its review of Esmya (ulipristal acetate) following reports of serious liver injury. The PRAC concluded that Esmya may have contributed to the development of some cases of serious liver injury. The PRAC has recommended that Esmya must not be used in women with known liver problems and should be used for more than one treatment course only in women who are not eligible for surgery. Liver function testing should be performed at the start of each treatment course and once a month and for two to four weeks after stopping treatment for the first two treatment courses. In August 2018, Allergan, Inc. announced that it received a Complete Response letter from the FDA in which the FDA cited safety concerns regarding Esmya post-marketing reports outside the U.S., indicated that Esmya could not be approved in its current form, and requested additional information. Although Esmya is in a different class of drugs from relugolix, the review of post-marketing events of liver toxicity for Esmya by regulatory bodies may lead to increased scrutiny regarding liver function for GnRH antagonists. Further, if post marketing adverse events related to Relumina® are reported, it could negatively impact our clinical development plans for relugolix.
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

•	we may be required to recall a product;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may be required to conduct post-marketing studies or clinical trials;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or to conduct additional clinical trials;

•	we may be required to repeat a nonclinical study or clinical trial or terminate a program, even if other studies or trials related to the program are ongoing or have been successfully completed;

•	we could be sued and held liable for harm caused to patients;

•	we could elect to discontinue the sale of our product;

•	the product may become less competitive; and

•	our reputation may suffer.
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
Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if regulatory authorities believe that we are in violation of these restrictions, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S., and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorney Generals and other foreign regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
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
Even if one of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the content of the approved product label;

•	the effectiveness of sales and marketing efforts;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the availability of third-party payor coverage and adequate reimbursement;

•	whether diagnosis and treatment rates increase for the diseases our products treat; and

•	any restrictions on the use of our product together with other medications.
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
Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train, and retain adequate numbers of qualified and effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or attain access to adequate numbers of physicians to prescribe any drugs;

•	the inability to negotiate with payors regarding reimbursement for our products; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.
We do not anticipate having the resources in the foreseeable future to allocate to the sales, marketing and distribution of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and such collaborator’s ability to successfully market and sell the products. We intend to pursue collaborative arrangements regarding the sales, marketing and distribution of our product candidates, if approved, for certain markets overseas; however, it might be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek sales partners for our product candidates and we may not be able to compete successfully against those other firms. We cannot assure you that we will be able to establish or maintain such collaborative arrangements on terms favorable to us, or even if we are able to do so, that they will have effective sales forces. To the extent that we depend on third parties for sales, marketing and distribution, the financial returns to us will depend on our future collaborators’ capabilities. If any such future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the sales, marketing and distribution of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected.
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
If we are unable to establish adequate sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable. We will be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
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
If either relugolix or MVT-602 is approved for marketing outside of the U.S., we intend to enter into agreements with third parties to market these products in certain jurisdictions. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•	reduced or no protection over intellectual property rights;

•	unexpected changes in tariffs, trade barriers, and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign reimbursement, pricing, and insurance regimes;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support channels, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others:

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
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current presidential administration to repeal or replace certain aspects of the ACA. Since January 2017, the President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The tax legislation enacted on December 22, 2017, titled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage, commonly known as the individual mandate. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated under the ACA. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. Moreover, in July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the current administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.
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

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already begun the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other potential proposals will require authorization through additional legislation to become effective, Congress and the current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the U.S. are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and third-party CMOs. Takeda has retained rights to further develop and commercialize relugolix in Japan and certain other Asian countries and has announced that it has entered into a licensing agreement to grant ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights to relugolix for uterine fibroids and exclusive development and commercialization rights to relugolix for endometriosis, in each indication in Japan. We expect that manufacturing support provided by Takeda will be sufficient for us to complete our ongoing Phase 3 programs for relugolix. In April 2016, we acquired exclusive worldwide rights to MVT-602 for all human diseases and conditions. Takeda is no longer developing this compound. We expect that the MVT-602 drug substance transferred from Takeda to us under the terms of the Takeda License Agreement will be sufficient for our near-term development plans. However, additional process development and manufacturing would be required for us to complete further Phase 2 and 3 clinical studies for MVT-602, which we have not secured. Further, the drug substance transferred from Takeda may not meet our quality standards and may be disqualified from use in our planned clinical programs. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards. Further, we are dependent on third parties to help formulate and manufacture a fixed-dose combination of relugolix and low-dose estradiol and a progestin. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
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
We also will rely on Takeda or other third-party manufacturers to supply us with sufficient quantities of relugolix and MVT-602 to be used, if approved, for the commercialization of each product. The facilities used by Takeda and our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for the manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to develop a fixed-dose combination product of relugolix and low-dose estradiol and a progestin;

•	failure of the drug substance transferred from Takeda or our other CMOs to meet our product specifications and quality requirements;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including GMP and similar foreign standards;

•	deficient or improper record-keeping;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix monotherapy, a fixed-dose combination product or co-packaging of relugolix and low-dose estradiol and a progestin, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

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
Any of these events could also lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our products, as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production.
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
We and our CROs are required to comply with current GLP and GCP regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development, respectively. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with current GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as the sponsor of those studies.
While we have agreements governing their activities, our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase, and our ability to generate revenue could be delayed.
In addition, we and our CROs are subject to various data privacy laws in the U.S., Europe, and elsewhere that are often uncertain, contradictory, and evolving. It is possible that these data privacy laws may be interpreted and applied inconsistent with our or our CROs practices. If so, this could result in government-imposed fines or orders requiring that we or our CROs change our practices, which could adversely affect our business. Also, see the Risk Factor titled “If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.”
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
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any single suppliers for any of our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of materials from our suppliers was interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake, equipment failure, or other difficulty, may negatively impact our development and commercialization efforts.
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
Although our common shares are listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by passive investors (for example, RSL beneficially owning approximately 54.2% of our outstanding common shares as of December 31, 2018), trading in our common shares may be less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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
Based on our common shares outstanding as of December 31, 2018, RSL beneficially owns approximately 54.2% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. For example, RSL and its shareholders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
In April 2018, we entered into an “at-the-market” sales agreement with Cowen and Company, LLC, or Cowen pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $100.0 million through Cowen, acting as our agent. Through December 31, 2018, we have sold an aggregate of 2,767,129 shares for aggregate net proceeds of $57.3 million in this “at-the-market” equity offering program. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, since we will no longer be an “emerging growth company,” we will also be required to include in our annual report beginning with our fiscal year ending March 31, 2019, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, which could negatively impact the value of our common shares. We are also required to disclose significant changes in our internal control over financial reporting on a quarterly basis.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains, except where an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the United Kingdom could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the Tax Act was enacted in the U.S., which introduced a comprehensive set of tax reforms. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate income tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent. Also, in September 2018, the Swiss Parliament approved a new tax bill known as Tax Proposal 17, which will enter into force in January 2020 absent a referendum that halts its effectiveness. Tax Proposal 17 would implement a set of changes to Swiss federal and cantonal tax laws, such as the amendment of the capital tax to provide a uniform rate of 0.1%, a new patent box regime, and a reduction in the statutory profit tax rate in Canton Basel-Stadt that will result in a combined Swiss federal and cantonal tax rate of 13.04%. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of the Tax Act and Tax Proposal 17, in conjunction with the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. With respect to the taxable year that ended on March 31, 2018, we believe that we were not a PFIC; however, with respect to the current and future taxable years, because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time, we cannot predict whether we will or will not be classified as a PFIC. Our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
In our current taxable year ending March 31, 2019, we have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC in the current and future taxable years.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
Not applicable.

Item 6.   Exhibits.

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3	Third Amended and Restated Bye-laws.	8-K	001-37929	3.1	02/09/2018
10.1+	Compensation arrangement of Frank Torti’s for his service as a member of the Board; and compensation arrangement of Myrtle Potter’s for her service as the Chairman of the Board.	10-Q	001-37929	Item 5	11/08/2018
10.2+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Lynn Seely, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.1	11/08/2018
10.3+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Frank Karbe and Myovant Sciences, Inc.	10-Q	001-37929	10.2	11/08/2018
10.4+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Matt Lang and Myovant Sciences, Inc.	10-Q	001-37929	10.3	11/08/2018
10.5+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Juan Camilo Arjona Ferreira, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.4	11/08/2018
10.6+†	Employment Agreement, dated as of November 1, 2018, by and between Kim Sablich and Myovant Sciences, Inc.
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema
101.CAL XBRL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Extension Presentation Linkbase

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

 Date: February 7, 2019