Form 10-K
period 2019-03-31
Myovant Sciences Ltd.
filed 2019-05-24
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2019
 or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-37929

Myovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1343578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James’s Square London SW1Y 4LB United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (441) 295-5950

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.000017727 par value per share	MYOV	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter ended September 30, 2018 was approximately $755.2 million based on the last reported sale price of the registrant’s common shares as reported on the New York Stock Exchange on September 28, 2018 of $26.55 per common share. Common shares held by Roivant Sciences Ltd., our majority stockholder, and each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

The number of the registrant’s common shares, $0.000017727 par value per share, outstanding on May 21, 2019, was 72,198,383.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual General Meeting of Shareholders, or the 2019 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MYOVANT SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2019

PART I.
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.
The forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the success and anticipated timing of our clinical trials for relugolix 40 mg in combination with low-dose estradiol and a progestin, relugolix 120 mg as a monotherapy and MVT-602;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical trials;

•
the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix 40 mg in combination with low-dose estradiol and a progestin, relugolix 120 mg as a monotherapy, MVT-602 and any future product candidates;

•	our plans to commercialize relugolix, if approved;

•	our ability to achieve commercial sales of any approved products, whether alone or in collaboration with others;

•	our ability to obtain coverage and adequate reimbursement for our products if commercialized;

•	the rate and degree of market acceptance and clinical utility of any approved products;

•	our ability to initiate and continue relationships with third-party clinical research organizations and manufacturers;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our ability to hire and retain our key scientific or management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies;

•	our ability to continue to fund our operations with the cash and cash equivalents currently on hand;

•	our ability to raise additional capital;

•	industry trends;

•	developments and projections relating to our competitors or our industry; and

•	the success of competing drugs that are or may become available.
Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, particularly in the section titled “Risk Factors” set forth in Part I. Item 1A. of this Annual Report on Form 10-K, and in our other filings with the United States, or U.S., Securities and Exchange Commission, or SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.

Item 1. Business
Overview
We are a clinical-stage healthcare company focused on developing and commercializing innovative therapies for women’s health and prostate cancer. Our lead product candidate is relugolix, an oral, once-daily, small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist that is currently being evaluated in multiple Phase 3 clinical trials across three distinct indications. We are advancing relugolix 40 mg in combination with low-dose estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, and relugolix 120 mg as a monotherapy for advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda Pharmaceuticals International AG, or Takeda, in April 2016.
Since our inception, we have devoted substantially all of our efforts to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing the clinical development of our product candidates and preparing for potential future regulatory approvals and commercialization of relugolix.
On May 14, 2019, we announced that LIBERTY 1, the first of two Phase 3 studies of once daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints. Relugolix combination therapy maintained bone mineral density at levels comparable to placebo over 24 weeks and was generally well tolerated.
In the primary endpoint analysis, 73.4% of women receiving once daily oral relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) achieved the responder criteria compared with 18.9% of women receiving placebo (p < 0.0001). A response was defined as a menstrual blood loss volume of less than 80 mL and a 50 percent or greater reduction from baseline in menstrual blood loss volume during the last 35 days of the 24-week treatment period measured using the alkaline hematin method. On average, women receiving relugolix combination therapy experienced an 84.3% reduction in menstrual blood loss from baseline, a clinically relevant secondary endpoint.

These data represent a top-line analysis of the results of the LIBERTY 1 study.  Further review of the underlying data by Myovant is ongoing and may result in additional observations with respect to the study. We expect to submit data from LIBERTY 1 for presentation and publication in 2019.

We further expect to announce top-line results from four additional Phase 3 clinical trials over the next three quarters.

The following table summarizes the status of our relugolix and MVT-602 clinical programs:
Our Strategy
Our goal is to be the leading healthcare company focused on developing and commercializing innovative therapies for women’s health and prostate cancer. The key elements of our strategy to achieve this goal include the following:

•
rapidly advance clinical development and prepare for regulatory filing and potential commercialization of relugolix 40 mg in combination with low-dose estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis;

•	rapidly advance clinical development and prepare for regulatory filing and potential commercialization of relugolix 120 mg as a monotherapy for advanced prostate cancer;

•	advance clinical development of MVT-602 for the treatment of female infertility as part of assisted reproduction;

•	expand clinical development of relugolix for additional indications;

•	acquire or in-license additional clinical- or commercial-stage product candidates for the treatment of women’s health or prostate cancer in a capital-efficient manner; and

•	maximize the commercial potential of our product candidates.
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
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three target indications. Lowering estrogen and progesterone levels has previously been demonstrated to effectively decrease heavy menstrual bleeding in women with uterine fibroids and to reduce the pelvic pain associated with endometriosis. We are developing relugolix, 40 mg in combination with estradiol (1.0 mg) and a progestin (norethindrone acetate, 0.5 mg) administered orally once a day, with the goal of optimizing estradiol levels to maximize the benefit of relugolix on symptoms of uterine fibroids and endometriosis, while maintaining bone health and mitigating side effects from a low-estrogen state such as vasomotor symptoms. We expect to launch in our women’s health indications with a single-tablet regimen of relugolix, 40 mg in combination with estradiol (1.0 mg) and a progestin (norethindrone acetate, 0.5 mg) administered orally once day. We believe our combination approach with relugolix has the potential to have a better safety and tolerability profile than the currently approved GnRH agonist therapies and has the potential to be used longer-term. The goal of this longer-term treatment is to provide women with uterine fibroids and endometriosis a medical alternative to hysterectomy and other invasive procedures often recommended to treat these conditions. If we are unsuccessful in our attempts to formulate a fixed-dose combination in time for the initial application for marketing authorization in the United States, or U.S., we expect to seek approval for relugolix tablets co-packaged with a commercially available tablet containing both the low-dose estradiol and norethindrone acetate.
Decreasing testosterone slows the growth and progression of advanced prostate cancer, such as when the disease recurs or the prostate-specific antigen, or PSA, is rising following prostatectomy or radiation therapy. Relugolix monotherapy is in Phase 3 clinical evaluation as a once daily oral treatment to lower testosterone. It is being evaluated at a three-times higher dose in men with advanced prostate cancer than the women’s health indications (120 mg orally once daily following a single 360 mg loading dose compared to 40 mg). We are developing our women’s health relugolix combination and our advanced prostate cancer relugolix monotherapy treatments with the potential of bringing to market two distinct branded products.
Myovant Sciences GmbH, our wholly-owned subsidiary, holds global commercial rights to relugolix, excluding Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam, including the territories and possessions of each of the foregoing. In May 2018, Takeda announced that it had entered into a license agreement granting ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights to relugolix for uterine fibroids and exclusive development and commercialization rights to relugolix for endometriosis, in each indication in Japan, and in January 2019 Takeda and ASKA Pharmaceutical Co., Ltd. announced that Takeda obtained marketing authorization in Japan for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia.
Uterine Fibroids
Uterine fibroids are noncancerous tumors that develop in or on the muscular walls of the uterus and are among the most common reproductive tract tumors in women. In addition to an individual’s genetic predisposition, estrogens are well known to play an important role in the regulation of fibroid growth. Although uterine fibroids are benign tumors, they can cause debilitating symptoms such as abnormal uterine bleeding, heavy or painful periods, anemia, abdominal pain, backache, increased abdominal girth and bloating, urinary frequency or retention, constipation or painful defecation, pregnancy loss, painful intercourse and, in some cases, infertility. These symptoms can also lead to loss of productivity at work, limitations in normal activities of daily living, and social embarrassment.
We estimate approximately 19 million women in the U.S. have uterine fibroids. Of those, approximately five million women are estimated to suffer from symptoms of uterine fibroids, approximately three million of whom are inadequately treated by current medical therapy and require further treatment.

The current approach to treating uterine fibroids includes both medical and surgical options. The recommended treatment for a given patient is dependent on factors such as the patient’s desire to become pregnant in the future, the importance of uterine preservation, symptom severity, and tumor characteristics. Medical options include oral contraceptives, tranexamic acid, and GnRH agonists. The current standard of care for the treatment of patients with mild symptoms includes the use of oral contraceptives or nonsteroidal anti-inflammatory drugs, or NSAIDs, which are generally prescribed at the time of initial diagnosis. These therapeutic options, however, often do not provide sufficient relief to the many patients with more moderate-to-severe symptoms. These women require additional treatment to relieve excessive bleeding and pain. Tranexamic acid, an antifibrinolytic agent, is approved for use to treat heavy menstrual bleeding. GnRH agonists are used for short-term therapy and may involve low-dose estradiol and progestin hormonal combination therapy to mitigate the side effect of bone mineral density loss and reduce vasomotor symptoms generally associated with GnRH agonists. Other invasive procedures such as endometrial ablation and uterine artery embolization may also be tried. Surgical intervention, such as myomectomy or hysterectomy, are often used to treat the heavy bleeding and symptoms associated with uterine fibroids; however, these procedures may result in post-operative complications, complications with future pregnancy, or even preclude the potential for future pregnancies. Even if a future pregnancy is not desired, many women prefer to avoid surgical intervention. However, heavy menstrual bleeding associated with uterine fibroids is a leading cause of hysterectomy, resulting in approximately 250,000 hysterectomies per year in the U.S. alone.
Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix in women with heavy menstrual bleeding associated with uterine fibroids. The program consists of two multinational, replicate pivotal clinical trials, which we refer to as LIBERTY 1 and LIBERTY 2. Each trial randomized women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered in combination with commercially available low-dose hormonal therapy including 1.0 mg estradiol and 0.5 mg norethindrone acetate for 24 weeks; relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered in combination with low-dose hormonal therapy for an additional 12 weeks; or placebo once daily for a period of 24 weeks. We have completed enrollment in the two replicate LIBERTY 1 (N = 388) and LIBERTY 2 (N = 382) trials. Eligible women completing the initial 24-week period are offered an active treatment extension with relugolix 40 mg once daily co-administered in combination with low-dose hormonal therapy for an additional 28-week period, or a total treatment period of 52 weeks, to evaluate the safety of longer-term treatment. Women completing the open-label extension study will be offered the opportunity to participate in a randomized withdrawal study to provide up to two years of safety and efficacy data for relugolix combination therapy and information about the need for maintenance therapy. We are also conducting a one-year observational study of bone mineral density in women with uterine fibroids or endometriosis to provide additional context for our Phase 3 clinical programs.
The primary efficacy endpoint for LIBERTY 1 and LIBERTY 2 is the proportion of all women enrolled who achieve a menstrual blood loss volume of less than 80 mL and at least a 50% reduction in menstrual blood loss volume from baseline during the last 35 days of the 24-week treatment period as measured by the alkaline hematin method, a quantitative measurement of menstrual blood loss. The secondary endpoints include the proportion of women who achieve amenorrhea during the last 35 days of treatment, reduction in pelvic pain, reduction in fibroid volume, reduction in uterine volume, percent change from baseline to week 24 in menstrual blood loss, increase from baseline in hemoglobin, and an assessment of the impact of therapy on quality-of-life. Safety, including bone mineral density changes as measured by dual-energy x-ray absorptiometry, is also being assessed. We will conduct a bridging study intended to support approval of the single-tablet fixed-dose combination including relugolix, 40 mg, estradiol, 1.0 mg, and norethindrone acetate, 0.5 mg. We are conducting additional clinical trials to further support the commercial potential of relugolix in uterine fibroids in the U.S. and other major markets.
On May 14, 2019, we announced that LIBERTY 1, the first of two Phase 3 studies of once daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints. Relugolix combination therapy maintained bone mineral density at levels comparable to placebo over 24 weeks and was generally well tolerated.
In the primary endpoint analysis, 73.4% of women receiving once daily oral relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) achieved the responder criteria compared with 18.9% of women receiving placebo (p < 0.0001). A response was defined as a menstrual blood loss volume of less than 80 mL and a 50 percent or greater reduction from baseline in menstrual blood loss volume during the last 35 days of the 24-week treatment period measured using the alkaline hematin method. On average, women receiving relugolix combination therapy experienced an 84.3% reduction in menstrual blood loss from baseline, a clinically relevant secondary endpoint.

Bone mineral density was comparable between the relugolix combination and placebo groups. The distribution of the change in bone mineral density, including outliers, was similar for the relugolix combination therapy and placebo groups at 24 weeks, as assessed by dual energy x-ray absorptiometry (DXA).

The 24-week study achieved six key secondary endpoints with statistical significance compared to placebo including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea defined as no or negligible blood loss, improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.
The overall incidence of adverse events in the relugolix combination and placebo groups was comparable (62% vs. 66%). In the relugolix combination therapy group 5% of women discontinued treatment early due to adverse events compared with 4% in the placebo group. The only adverse event in the relugolix combination arm occurring in at least 10% of women and more frequently than in the placebo arm was hot flush (11% versus 8%). There were no pregnancies in the relugolix combination group and one in the placebo group. There were two serious adverse events related to study drug: one fibroid expulsion and one for pelvic pain.
These data represent a top-line analysis of the results of the LIBERTY 1 study.  Further review of the underlying data by Myovant is ongoing and may result in additional observations with respect to the study. We expect to submit data from LIBERTY 1 for presentation and publication in 2019.
We currently expect data from LIBERTY 2, the replicate Phase 3 study evaluating relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, in the third quarter of calendar 2019, and, provided the LIBERTY 2 study is successful, we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of calendar 2019.
Takeda’s Phase 3 Program for Uterine Fibroids
In October 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix monotherapy compared with leuprorelin for the treatment of heavy menstrual bleeding associated with uterine fibroids. In this trial, approximately 280 patients were randomized 1:1 to receive either relugolix, 40 mg, administered orally once daily or leuprorelin acetate administered by injection once every four weeks. Relugolix achieved an 82.2% response rate, meeting the primary endpoint, which was the proportion of patients achieving a pre-defined reduction in menstrual bleeding (Pictorial Blood Loss Assessment Chart, or PBAC, score of <10), and was observed to be statistically non-inferior to leuprorelin alone (p = 0.0013). Additionally, in November 2017, Takeda reported positive top-line results from its Phase 3 trial in Japan evaluating the efficacy and safety of relugolix for the treatment of pain associated with uterine fibroids. In this trial, 65 patients were randomized 1:1 to receive either relugolix, 40 mg, or placebo administered orally once daily. Relugolix met the primary endpoint demonstrating a marked improvement in pain in 57.6% of women compared to 3.1% of women receiving placebo (p < 0.0001). A marked improvement was defined as decline from a maximum Numerical Rating Scale, or NRS, score of at least 4 on the 11-point scale during the baseline period (last menstrual cycle before the initiation of treatment) to a maximum NRS score of 1 or less over the last 28 days of treatment, representing a decline from moderate to severe pain to minimal or no pain. Adverse events in both studies were consistent with the mechanism of action of relugolix and adverse events observed in previous clinical trials. In February 2018, Takeda announced that it had submitted the data from both trials to the Ministry of Health, Labor and Welfare in Japan for marketing authorization of relugolix in Japan for the treatment of uterine fibroids. On January 8, 2019, Takeda and ASKA Pharmaceutical Co., Ltd. announced that Takeda obtained marketing authorization in Japan for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. The Phase 3 data from each of the trials described above will be available to us, and may be used to support our anticipated NDA submission to the FDA. Although we will be solely responsible for obtaining FDA approval for relugolix in the U.S., the FDA can accept the results of clinical trials conducted outside the U.S. that were not conducted under an investigational new drug application in support of an NDA under certain conditions. At a minimum, the trials must have been conducted in accordance with FDA’s good clinical practice requirements, and the FDA may also require that the foreign data be applicable to the U.S. population and U.S. medical practice.
These studies were based on Takeda’s placebo-controlled dose-finding study evaluating relugolix in Japanese women with uterine fibroids and heavy menstrual bleeding. The study met its primary endpoint, with relugolix decreasing menstrual blood loss in a dose-dependent manner with the highest proportion of responses (84%, 95% confidence interval (74% to 93%) vs. 0% placebo) in the relugolix 40 mg group (p < 0.0003 vs. placebo). The most commonly observed adverse events (occurring in at least 10% of patients and more frequently in treatment groups vs. placebo) were mild or moderate in severity and included headache, metrorrhagia, menorrhagia and hot flush. Bone mineral density decreased from baseline in a dose-dependent fashion with the greatest loss (-2.3%) observed in the relugolix 40 mg group.

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
Similar to uterine fibroids, lowering estrogen levels has been shown to reduce pain associated with endometriosis, and there are a variety of medical and surgical treatments available. Initial treatment usually involves over-the-counter pain medications, including NSAIDs, because pain is the primary symptom. In more severe cases, GnRH agonists such as leuprolide are used for short-term treatment and may involve hormonal combination therapy. The FDA has approved Lupaneta Pack, or leuprolide administered with norethindrone acetate (5 mg), to treat pain associated with endometriosis while lowering the side effect of bone mineral density loss and reducing vasomotor symptoms. For many patients, surgical intervention, typically laparoscopy with ablation of endometriotic lesions, is ultimately undertaken to relieve pain and opioid medications are frequently needed to control pain both before and after surgery. After treatment with hormonal therapy or laparoscopic procedures, recurrence of endometriosis and related symptoms is common, resulting in repeated procedures for many women. In addition, approximately 100,000 endometriosis-related hysterectomies are performed each year in the U.S., although hysterectomy is not a cure for endometriosis and pain associated with endometriosis will not necessarily subside following hysterectomy.
Our Phase 3 Program for the Treatment of Pain Associated with Endometriosis
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix in women with pain associated with endometriosis. The program consists of two multinational replicate pivotal clinical trials, which we refer to as SPIRIT 1 and SPIRIT 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once daily co-administered in combination with low-dose hormonal therapy for 24 weeks (1.0 mg estradiol and 0.5 mg norethindrone acetate); relugolix 40 mg once daily monotherapy for 12 weeks followed by relugolix 40 mg once daily co-administered in combination with commercially available low-dose hormonal therapy for an additional 12 weeks; or placebo once daily for a period of 24 weeks. We expect to enroll approximately 600 women in each of the two replicate SPIRIT 1 and SPIRIT 2 trials. Eligible women completing the initial 24-week period are offered an active treatment extension with relugolix 40 mg once daily co-administered in combination with low-dose hormonal therapy for an additional 80-week period, or a total treatment period of 104 weeks, to evaluate the safety of longer-term treatment.
The co-primary efficacy endpoints for the SPIRIT 1 and SPIRIT 2 trials are the proportion of all women enrolled with reductions in both dysmenorrhea, or menstrual pelvic pain, and nonmenstrual pelvic pain, as assessed by an endometriosis-specific patient questionnaire administered daily, with no increase in background pain medication. Secondary endpoints will include additional questionnaires assessing functional changes associated with endometriosis-specific pain and quality of life, and the use of pain medications to treat endometriosis. Safety, including bone mineral density changes as measured by dual-energy x-ray absorptiometry, will be assessed.
We currently expect to complete enrollment for the SPIRIT 1 and SPIRIT 2 trials in calendar 2019 with top-line results expected in the first quarter of calendar 2020. If the results of SPIRIT 1 and SPIRIT 2 are favorable, we intend to submit an NDA to the FDA.
Takeda’s Phase 2 Clinical Trial of Women with Endometriosis

In a randomized, placebo-controlled, Phase 2 clinical trial of women with endometriosis conducted by Takeda from 2012 to 2014, 487 women were randomized to relugolix at doses of 10 mg, 20 mg or 40 mg administered orally once daily for 12 weeks, to placebo for 12 weeks, or to leuprolide, 3.75 mg administered subcutaneously every four weeks for 12 weeks. The trial demonstrated dose-dependent decreases from baseline in pelvic pain. Pelvic pain, including both non-menstrual pelvic pain and dysmenorrhea, was assessed by visual analog scale, or VAS, score. The primary endpoint was the change from baseline in mean VAS score for pelvic pain from week 8 through week 12. The mean pelvic pain VAS scores at baseline for the four groups ranged between 14.6 mm to 15.6 mm. All doses were significantly better than placebo, with the greatest benefit observed at the highest dose evaluated, 40 mg once daily. The mean change from baseline in the VAS score was -10.4 mm in the relugolix 40 mg arm versus -3.8 mm in the placebo arm (p < 0.0001). The mean changes from baseline in the VAS score were -8.1 and -6.2, respectively, for the relugolix 20 mg and 10 mg arms. The mean change from baseline in the VAS score for the leuprolide arm was -10.5 mm, which was similar to that of the relugolix 40 mg arm. Secondary efficacy endpoints also demonstrated clinical benefit. Secondary efficacy endpoints included individual VAS scores for non-menstrual pelvic pain, menstrual pain and painful intercourse during the treatment period; the modified Biberoglu and Behrman score for pelvic pain, a commonly used endometriosis-specific patient questionnaire; use of analgesics to treat pelvic pain; proportion of women achieving amenorrhea, or the absence of menstrual blood loss; and quality of life using the endometriosis health profile-30 questionnaire. Clinical improvement was observed on all pain endpoints, including dose-dependent responses in mean VAS score for dysmenorrhea, mean modified Biberoglu and Behrman score for pelvic pain and mean modified Biberoglu and Berhman score for dysmenorrhea. In the 40 mg once-daily treatment arm, mean changes on these endpoints were -29.7, -0.325, and -1.16, respectively, compared to -5.21, -0.178, and -0.172 for patients receiving placebo. The changes from baseline in mean VAS score for dysmenorrhea were -19.9 and -14.2, respectively, in the relugolix 20 mg and 10 mg arms. The change from baseline in mean VAS score for dysmenorrhea for the leuprolide arm was -26.9. The mean percent changes from baseline in VAS score for dysmenorrhea were -97.1%, -60.1%, -31.8%, -11.7% and -98.5%, respectively, in the relugolix 40 mg, relugolix 20 mg, relugolix 10 mg, placebo and leuprolide arms. The proportion of days in which the women used analgesics and the amount of menstrual bleeding both decreased, while the proportion of women who achieved amenorrhea increased in a time-dependent manner depending on relugolix dose level. The effects of relugolix on pelvic pain were generally maintained and estradiol levels suppressed for the duration of the study in the 397 women who enrolled in an extension study and received an additional 12 weeks of treatment, or a total of 24 weeks of treatment.

Advanced Prostate Cancer
Prostate cancer is the second most prevalent form of cancer in men and the second leading cause of death due to cancer in men in the U.S. According to the National Cancer Institute, approximately 3.1 million men are currently living with prostate cancer in the U.S., and approximately 175,000 men are newly diagnosed each year. Men with prostate cancer are often asymptomatic at the earliest stages of disease and prostate cancer is generally understood to be slow to progress, leading to a median age at diagnosis of 66 years and a five-year survival rate of 98.2%.
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
The most commonly prescribed ADTs are GnRH agonists, such as long-acting leuprolide depot injections. GnRH agonists initially stimulate testosterone production, but with chronic stimulation of the GnRH receptors, the pituitary gland desensitizes and luteinizing hormone decreases with a resultant reduction in testosterone three to four weeks after the initiation of therapy. The initial stimulation of testosterone can cause an initial worsening of symptoms, or clinical flare. GnRH agonists are often given as depot formulations, requiring injections every month, three months or six months, and testosterone remains suppressed for weeks and months after cessation of therapy.
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

The HERO trial has completed enrollment after randomizing 934 men with advanced prostate cancer who require ADT in a 2:1 ratio to treatment with either oral relugolix 120 mg once daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the U.S. Nonetheless, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets such as Europe and Japan.
The primary efficacy endpoint accepted by the FDA is testosterone suppression (≤ 50 ng/dL) from week 5, day 1 through week 48, day 7. Relugolix must demonstrate that the lower bound of the 2-sided 95% confidence interval for the percent of patients achieving testosterone suppression through 48 weeks is at least 90%. The secondary efficacy endpoint is PSA reduction as a percentage change from baseline. Testosterone suppression is an approvable endpoint in the U.S. and several hormonal therapies have been approved based on this endpoint. If the results of this trial are favorable, we intend to submit an NDA to the FDA. We may conduct additional clinical trials to further support the commercial potential of relugolix in prostate cancer in the U.S. and other major markets. We currently expect to present top-line results from the HERO trial in the fourth quarter of calendar 2019 and to submit an NDA in early calendar 2020.
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
Takeda’s Phase 2 Clinical Trials of Men with Advanced Prostate Cancer

In 2014, Takeda initiated two Phase 2 clinical trials of relugolix in men with advanced prostate cancer requiring androgen deprivation therapy, or ADT, to demonstrate the ability of relugolix to achieve sustained castration (testosterone 50 ng/dL or less) over 24 weeks. Study C27002 enrolled 134 patients with advanced prostate cancer. In this open-label, parallel group study, men were enrolled to receive oral relugolix at a daily dose of 80 mg or 120 mg (after a single oral loading dose of 320 mg) or to receive GnRH agonist therapy (leuprolide 22.5 mg administered subcutaneously every 12 weeks) for up to 48 weeks. Study C27003 enrolled 103 men requiring six months ADT as neoadjuvant and adjuvant therapy to external beam radiation therapy. Patients were randomized to relugolix 120 mg once daily (after a single oral loading dose of 320 mg) or to degarelix 80 mg intramuscularly every four weeks for 24 weeks (after a single loading dose of 240 mg). In study C27002, 91% of men taking either relugolix 80 mg or relugolix 120 mg and 96% of men on leuprolide achieved sustained castration for 24 weeks. In study C27003, 95% of men taking relugolix and 89% of men taking degarelix achieved sustained castration for 24 weeks. The safety profile of relugolix in both trials was consistent with the known class effects of other GnRH analogs, and relugolix resulted in rapid suppression of testosterone levels and was not observed to cause a clinical flare of symptoms after initiation of treatment. In study C27002, relugolix demonstrated a more rapid reduction in prostate specific antigen, or PSA, compared to leuprolide. The percent of patients with at least a 50% reduction in PSA at Week 5 was 83%, 75% and 17%, respectively, in the relugolix 120 mg, relugolix 80 mg and leuprolide arms. The median time to PSA nadir was 12.3 weeks, 16.1 weeks and 20.5 weeks, respectively, in the relugolix 120 mg, relugolix 80 mg and leuprolide arms. No statistical comparisons were made between the relugolix and leuprolide arms. Study C27003 demonstrated rapid and sustained suppression of testosterone levels to below the castration threshold for the 24-week treatment duration. In study C27003, the testosterone recovery following the last dose of treatment was more rapid in the relugolix arm than in the degarelix arm. Baseline testosterone levels were similar between the two arms (405 ng/dL and 420 ng/dL in the relugolix and degarelix groups, respectively), but at 12 weeks after discontinuing therapy, the median testosterone levels were 285 ng/dL and 35 ng/dL, respectively. No statistical comparisons were made between the two arms.

MVT-602
As part of our license agreement with Takeda, or the Takeda License Agreement, we acquired the worldwide rights to MVT-602, our second product candidate, which previously has been evaluated in over 150 men. MVT-602 is an oligopeptide kisspeptin-1 receptor agonist. Kisspeptin, the ligand, is a naturally-occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men. MVT-602 is being developed as a potential treatment for female infertility in women as part of assisted reproduction, such as in vitro fertilization, or IVF. Approximately 1.5 million assisted reproduction cycles are performed each year worldwide. Further, approximately 25% of women suffering from infertility have problems achieving ovulation, including the inability to produce fully-matured eggs or the failure to ovulate, most commonly resulting from hormonal dysfunction in the GnRH-luteinizing hormone/follicle-stimulating hormone axis. We believe MVT-602 has the potential to be a safer alternative to human chorionic gonadotropin as a part of assisted reproduction for the treatment of female infertility.
In October 2018, we presented data from a Phase 1 trial of MVT-602 at the American Society of Reproductive Medicine (ASRM) Annual Congress. Results of the study showed that administration of MVT-602 in healthy premenopausal women in the follicular phase produced a dose-related increase in luteinizing hormone concentrations and expected effects on follicle-stimulating hormone and estradiol. A total of 24 women were randomized to one of three MVT-602 dose groups (0.3 µg, 1 µg or 3 µg) and then subsequently randomized within the assigned group to receive a single subcutaneous dose of MVT-602 or placebo in a 3:1 ratio. Results showed that administration of single subcutaneous dose of MVT-602 demonstrated dose-related increases in luteinizing hormone concentrations and expected post-dose increases in follicle-stimulating hormone and estradiol concentrations, with little effect observed on progesterone as expected. No serious adverse events were reported, and no subject discontinued from the study due to an adverse event. Adverse events were similar between the placebo and MVT-602 groups with no apparent dose-related effects.

Further assessment of the exposure-response profile of MVT-602 was conducted in a Phase 2a study during the pre-ovulatory phase in approximately 70 fertile women undergoing controlled ovarian stimulation. This study has been completed and we currently expect to present top-line results at the European Society of Human Reproduction in Vienna, Austria in June 2019. This study is intended to provide information for dose selection for a study of MVT-602 in infertile women seeking pregnancy.

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

By acting upstream in the GnRH-axis to promote the release of physiologically normal levels of key hormones in the assisted reproduction cycle such as luteinizing hormone, kisspeptin agonists, such as MVT-602, may have the potential to trigger egg maturation without causing OHSS. A recently published investigator-sponsored trial where a native kisspeptin peptide (specifically, kisspeptin 54) was used in place of human chorionic gonadotropin as the egg-maturation trigger in the assisted reproduction cycle showed that none of the 60 high-risk patients developed moderate-to-severe OHSS and resulted in a live birth rate of up to 65.1% at the maximally efficacious dose tested. These results validate the potential use of kisspeptin analogs as an alternative to the standard egg maturation trigger in assisted reproduction protocols. To our knowledge, MVT-602 is the only kisspeptin-1 receptor agonist in clinical development and thus has the potential to become a safe alternative egg-maturation trigger in this space.

Our Key Agreements
License Agreement with Takeda
In April 2016, we entered into the Takeda License Agreement. Pursuant to the Takeda License Agreement, Takeda granted to us an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. The territory for our exclusive license for relugolix covers all countries worldwide, except that Takeda retains exclusive rights to Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam (including, in each case, the territories and possession of each of the foregoing), which we collectively refer to as the Takeda Territory. Takeda has granted us a nonexclusive license in the Takeda Territory to manufacture relugolix and to conduct development of relugolix for prostate cancer solely for the purpose of developing, manufacturing and commercializing relugolix in our territory. The territory for our exclusive license for MVT-602 covers all countries worldwide. Our license includes a right of reference to regulatory materials related to relugolix and MVT-602 controlled by Takeda. On May 31, 2018, Takeda announced that they entered into a licensing agreement granting ASKA Pharmaceutical Co., Ltd. exclusive commercialization right for uterine fibroids and exclusive development and commercialization rights for endometriosis in Japan.
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
Manufacture and Supply Agreements with Takeda
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited is supplying us, and we are obtaining from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. Takeda Limited is also assisting us with a technical transfer of the manufacturing process for relugolix to us and our designee and we are paying the expenses related to such transfer.
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
Right of First Negotiation and Board Observer Agreement with Pfizer
In October 2016, we and an entity affiliated with Pfizer Inc., or the Pfizer Affiliate, entered into a right of first negotiation and board observer agreement, or the Pfizer Agreement. Pursuant to the Pfizer Agreement, we granted to the Pfizer Affiliate, upon the closing of the sale of at least $30.0 million of our common shares to the Pfizer Affiliate in our initial public offering, or the IPO, a right of first negotiation with respect to any transaction that we would propose to a third party involving (A) the license or sale of rights to develop and commercialize relugolix or MVT-602 for the treatment of heavy menstrual bleeding associated with uterine fibroids, pain associated with endometriosis, advanced prostate cancer, or female infertility as part of assisted reproduction, in each case, in a major market country, or (B) a change of control of Myovant or the sale or disposition of all or substantially all of our assets. The right of first negotiation will terminate upon the earliest of (1) November 1, 2019 (the third anniversary of the IPO), (2) such time as the Pfizer Affiliate, together with its affiliates, owns less than 51% of the common shares purchased by the Pfizer Affiliate in the IPO, (3) a change of control of Myovant, (4) the sale or disposition of all or substantially all of our assets and (5) the liquidation or other dissolution of Myovant. In addition, during such period that the Pfizer Affiliate holds a right of first negotiation, one representative of the Pfizer Affiliate may attend any meetings of our board of directors in a non-voting observer capacity, subject to standard exceptions, such as conflict of interest. Such observer right will also terminate at such time as we file an NDA with the FDA for relugolix. The Pfizer Agreement will terminate upon the earliest of (1) November 1, 2021 (the fifth anniversary of the closing of the IPO), (2) such time as the Pfizer Affiliate, together with its affiliates, owns less than 51% of the common shares purchased by the Pfizer Affiliate in the IPO, (3) a change of control of Myovant, (4) the sale or disposition of all or substantially all of our assets, (5) the liquidation or other dissolution of Myovant, and (6) such time as we file an NDA with the FDA for relugolix.

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
Information Sharing and Cooperation Agreement
In July 2016, we entered into an information sharing and cooperation agreement, or the Cooperation Agreement, with RSL. The Cooperation Agreement, among other things: (1) obligates us to deliver periodic financial statements and other financial information to RSL and to comply with other specified financial reporting requirements; and (2) requires us to supply certain material information to RSL to assist it in preparing any future U.S. Securities and Exchange Commission, or SEC, filings. On May 24, 2019, we entered into Amendment No. 1 to the Cooperation Agreement, pursuant to which RSL has agreed, in connection with each of our next three public offerings of our common shares, that RSL will (1) provide to us and the underwriter(s) engaged by us in connection with such public offering an indication of interest for RSL to participate as a purchaser in such public offerings, and (2) enter into a customary lock-up agreement with the underwriters in connection with such public offerings.
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
Services Agreements with Roivant Sciences, Inc. and Roivant Sciences GmbH
In July 2016, we and our wholly-owned subsidiary Myovant Sciences, Inc., or MSI, entered into a services agreement, or the RSI Services Agreement, with Roivant Sciences, Inc., or RSI, a wholly owned subsidiary of RSL, effective April 29, 2016, under which RSI agreed to provide certain administrative and research and development, or R&D, services to us. Under the RSI Services Agreement, we pay or reimburse RSI for expenses it, or third parties acting on its behalf, incurs for us. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges us based upon the relative percentage of time utilized on our matters by the respective employee. All other third-party pass thru costs are billed to us at cost.
In February 2017, we and MSI amended and restated the RSI Services Agreement, effective November 11, 2016, to include our wholly owned subsidiary, Myovant Sciences GmbH, or MSG, as a services recipient. In addition, in February 2017, MSG entered into a separate services agreement, or the RSG Services Agreement, with Roivant Sciences GmbH, or RSG, a wholly owned subsidiary of RSL, effective November 11, 2016, for the provisioning of services by RSG to MSG in relation to services related to clinical development, administrative and finance and accounting activities. We refer to the amended and restated services agreement with RSI and the RSG Services Agreement, collectively, as the Services Agreements.
We have replaced most of the services previously provided by RSI and RSG with our own internally developed capabilities or external professional service providers. Consequently, the level of support we receive from RSI and RSG has decreased substantially and is expected to continue to decrease as we further decentralize our activities from RSL.
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

Manufacturing
We do not own or operate, nor do we expect to own or operate, facilities for manufacturing, storage and distribution, or testing of our product candidates. In June 2016, we and Takeda Limited entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited is supplying us, and we are obtaining from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. We also rely on a limited number of third-party contract manufacturers for packaging and distribution of finished drug products for our clinical trials, sourcing of comparator products, and development of new products. Takeda Limited is also assisting us with a technical transfer of the manufacturing process for relugolix drug substance and drug product to us and our designee and we are paying the expenses related to such transfer.
We expect that the manufacturing support provided by Takeda to us under the Takeda License Agreement will be sufficient for us to complete our planned Phase 3 programs for relugolix. If relugolix is approved by the FDA, we also plan to rely on Takeda and other third-party manufacturers to supply us with sufficient commercial quantities of relugolix. On May 30, 2018, we entered into the Takeda Commercial Supply Agreement pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. We will pay the expense related to such transfers. In anticipation of receiving marketing approval by a regulatory agency for any one of our products, we intend to and have entered into additional agreements with Takeda and/or other third-party contract manufacturers for the commercial production of those products.
We expect that the MVT-602 drug substance transferred from Takeda to us under the Takeda License Agreement will be sufficient for our near-term development plans; however, additional process development and manufacturing would be required in order for us to complete Phase 2 and Phase 3 clinical studies for MVT-602. We intend to contract with third-party contract manufacturers to complete the additional development and manufacturing activities for our current MVT-602 programs and to fill, finish, supply, store, and distribute drug product for these programs.
If there are delays in initiating new relationships with one or more other third-party manufacturers for relugolix and/or MVT-602, or a delay in completing technology transfer to any of these manufacturers, we could experience delays in our development and commercialization efforts.
Manufacturing of any product candidate is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. We expect that all of our contract manufacturing organizations will manufacture relugolix and MVT-602 under current Good Manufacturing Practice, or cGMP, conditions, which set forth the regulatory standards for the production of pharmaceuticals to be used in humans.
Competition
The pharmaceutical and biopharmaceutical industries are highly competitive and require an ongoing, extensive search for technological innovation. These industries are characterized by rapid and significant technological advancements, intense competition, and a strong emphasis on proprietary products. While we believe that our product candidates, knowledge, experience, and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our ability to compete will significantly depend upon our ability to effectively complete necessary clinical trials and regulatory approval processes, and effectively commercialize, market, and promote approved products. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, acceptance by physicians, ease of patient compliance, dosing convenience, price, insurance and other reimbursement coverage, patent position, distribution, and marketing. Our competitors also may obtain FDA or other regulatory approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Many of our existing or potential future competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Our current and certain potential future competitors also have significantly more experience in manufacturing and commercializing drugs that have been approved for marketing. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration agreements with larger more established companies. These competitors also compete with us in recruiting and retaining qualified scientific, sales force, and management personnel and establishing clinical trial sites and patient enrollment and retention for clinical trials. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors.

Accordingly, our competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their drugs. It is also possible that the development of a cure or more effective treatment method for uterine fibroids, endometriosis or prostate cancer by a competitor could render our product candidates non-competitive or obsolete or reduce the demand for our product candidates before we can recover our development and commercialization expenses.
We consider relugolix’s most direct competitor for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis to be ORILISSA™ (elagolix), an oral GnRH receptor antagonist for the management of moderate to severe pain associated with endometriosis, which has been approved as monotherapy (150 mg once a day or 200 mg twice a day) by the FDA and launched by AbbVie in August 2018. Abbvie also commenced two Phase 3b trials of elagolix in combination with hormonal therapy in women with pain associated with endometriosis in 2017, which are ongoing. In 2018, AbbVie announced that each of its two pivotal Phase 3 trials evaluating elagolix 300 mg twice a day with and without hormonal add-back therapy in women with heavy menstrual bleeding associated with uterine fibroids, met their primary endpoint. In addition, ObsEva SA, a Swiss-based clinical-stage biopharmaceutical company, reported the commencement of two Phase 3 clinical trials of linzagolix (OBE2109), also an oral GnRH receptor antagonist, in women with heavy menstrual bleeding associated with uterine fibroids in the first half of 2017. We expect ObsEva to initiate a Phase 3 program evaluating linzagolix in women with endometriosis-associated pain in 2019. We believe the development of multiple GnRH receptor antagonists by other biopharmaceutical companies adds further validation to the therapeutic relevance of GnRH as a target for the treatment of women’s health and endocrine diseases and will help fuel growth in this market which has lacked innovative new medical therapies.
In January 2017, Allergan and Gedeon Richter announced positive results from the second of two pivotal Phase 3 clinical trials evaluating the efficacy and safety of ulipristal acetate, a selective progesterone receptor modulator, in women with abnormal bleeding due to uterine fibroids. The FDA accepted the filing of their NDA submission for this indication in October 2017. On May 18, 2018, the European Medicines Agency Pharmacovigilance Risk Assessment Committee, or PRAC, completed its review of Esmya (ulipristal acetate) following reports of serious liver injury. The PRAC concluded that Esmya may have contributed to the development of some cases of serious liver injury. The PRAC has recommended that Esmya must not be used in women with known liver problems and should be used for more than one treatment course only in women who are not eligible for surgery. Liver function testing should be performed at the start of each treatment course and once a month and for two to four weeks after stopping treatment for the first two treatment courses. In February 2018, Allergan announced that the U.S. FDA had extended the Prescription Drug User Fee Act date by three months to the third quarter of 2018 to provide time for a full review of the file. In August 2018, the FDA issued a complete response letter to Allergan indicating it could not approve ulipristal acetate in its current form due to safety concerns related to post-marketing reports outside the U.S. The launch of Esmya in the U.S. is on hold. Other selective progesterone receptor modulators are also in development, including vilaprisan, a selective steroidal progesterone receptor modulator, for which Bayer was conducting a head-to-head study of vilaprisan compared with ulipristal acetate in women with heavy menstrual bleeding due to uterine fibroids and a long-term safety study of vilaprisan compared with standard of care. In December 2018, Bayer put clinical development of its ongoing vilaprisan trials on hold following safety findings in long-term toxicology studies.
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

For relugolix, we are the exclusive worldwide licensee, excluding the Takeda Territory. These patents and patent applications cover the relugolix molecule and certain analogs and the use of relugolix to treat sex-hormone dependent prostate cancer and hysteromyoma (uterine fibroids); methods of manufacturing; and certain formulations. The patent family directed to the relugolix molecule and its use expires in 2024, subject to any extension of patent term that may be available in a particular country. We intend to apply for PTE for a patent covering relugolix. If granted, the patent term covering relugolix as a composition of matter may be extended for up to five years, or 2029. The patents and patent applications directed to methods of manufacturing and formulations, if issued, expire in 2033 and 2036, respectively, subject to any adjustment or extension of patent term that may be available in a particular country. We have also filed patent applications directed to uses of relugolix combination therapy in treating, among other conditions, heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, and to the use of relugolix as a monotherapy to treat advanced prostate cancer. These applications are co-owned with Takeda under the Takeda License Agreement. These patent applications, if issued, would expire in 2037 subject to any adjustment or extension of patent term that may be available in a particular country.
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
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. These fees are typically increased annually.

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
Post-Approval Requirements
Once an NDA is approved, a product is subject to post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.
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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
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
Other Healthcare Laws and Compliance Requirements
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
Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we are in the process of developing a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of violating these laws, and the subsequent investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.
If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Anti-Kickback Laws
U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including the Centers for Medicare & Medicaid Services, or CMS, the Department of Justice, and the Office of the Inspector General for the United States Department of Health and Human Services, or HHS, and various state agencies. These anti-kickback laws, among other things, make it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer, or pay any remuneration, directly or indirectly, that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item, or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced-price items and services. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, beneficiaries, and others on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated.
Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
Federal and State Prohibitions on False Claims

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party payor reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Many states have enacted similar laws modeled after the federal civil False Claims Act that apply to items and services reimbursed under Medicaid and other state healthcare programs, and, in several states, such laws apply to claims submitted to all payors. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.
Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Like the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Healthcare Privacy and Security Laws
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which includes certain healthcare providers, health plans, and healthcare clearinghouses, that create, receive, or obtain protected health information in connection with providing a service for or on behalf of a covered entity. At present, it is unclear if we would be considered a business associate subject to HIPAA based on our business activities and service offerings upon the commercialization of a product. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws, regulations, standards and regulatory guidance govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
Outside the U.S., our clinical trial programs and research collaborations may implicate international data protection laws, including the General Data Protection Regulation, or GDPR, in the European Union. The GDPR became effective on May 25, 2018, increasing our responsibility and liability in relation to the processing of personal data of individuals in the EU. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the disclosures provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data. In addition, violations of the GDPR carry fines of up to the greater of 20 million Euros or 4% of annual global revenue. Data protection authorities from the different EU member states have issued limited guidance, may interpret the GDPR and national laws differently and may impose additional requirements, which complicates the effort to comply with these laws.
Additionally, California recently enacted legislation that has been referred to as the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for California residents and places increased privacy obligations on entities handling personal data of California residents or households. When it goes into effect on January 1, 2020, the CCPA will give California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, as well as HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.
Physician Payments Sunshine Act
The ACA through the enactment of the Physician Payments Sunshine Act, imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.
Many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, as well as state and local laws that require the registration of pharmaceutical sales and medical representatives. Additionally, to the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws.

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
Health Reform
The U.S. and certain foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our future results of operations and our ability to sell our product candidates profitably, even if approved for sale. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In particular, the ACA has had, and is expected to continue to have, a significant impact on the healthcare industry. The ACA was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA- mandated fees including the so called “Cadillac” tax on certain higher cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” and increased, effective January 1, 2019, from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in the Medicare Part D program. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. The Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision.
Further, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed pharmaceutical products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs and contains additional proposals to increase manufacturing competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. There may be additional challenges and amendments to the ACA in the future.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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
Brexit and the Regulatory Framework in the United Kingdom
In June 2016, the United Kingdom, or UK, held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. Since the regulatory framework for pharmaceutical products in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. In addition, withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. This is particularly the case if the UK and the EU do not reach agreement on how the UK will exit the EU, commonly referred to as “hard Brexit.” The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.

Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our product candidates. We have funded our operations primarily from the issuance and sale of our common shares, from the issuance of notes to NovaQuest Capital Management, or NovaQuest, and the funds received from the Term Loans with Hercules Capital, Inc., or Hercules.
A significant portion of our operating expense is related to R&D activities. Our R&D activities primarily include activities related to the Phase 3 development of our lead product candidate, relugolix, for the treatment of heavy menstrual bleeding associated with uterine fibroids, pain associated with endometriosis, and advanced prostate cancer, as well as activities related to the development of MVT-602 for the treatment of female infertility as part of assisted reproduction.
Employees
As of March 31, 2019, we had 167 employees. Our employees are not represented by labor unions or covered by collective bargaining agreements, and we believe our relations with our employees are good.
Corporate Information
We are an exempted company limited by shares incorporated under the laws of Bermuda on February 2, 2016 under the name Roivant Endocrinology Ltd. We changed our name to Myovant Sciences Ltd. in May 2016. Our common shares are currently listed on the New York Stock Exchange under the symbol “MYOV.”
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
Investors and other interested parties should note that we also use our media and investor relations website (www.investors@myovant.com) and our social media channels to publish important information about Myovant that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our media and investor relations website and social media channels, in addition to our SEC filings.
The information contained on our websites and social media channels is not included as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Item 1A.   Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K occurs, our business, operating results, and financial condition could be seriously harmed and the trading price of our common shares could decline and you could lose all or part of your investment in our common shares. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. See the section of this Annual Report on Form 10-K titled “Forward-Looking Statements.”
Risks Related to Our Business, Financial Position and Capital Requirements
We believe our current cash and cash equivalents will be sufficient to fund our business only for a limited amount of time, and if we are not able to raise additional funds, we may be unable to continue as a going concern.
As of March 31, 2019, we had approximately $156.1 million of cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the first quarter of our fiscal year ending March 31, 2020. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Annual Report on Form 10-K. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.
We will require substantial additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development of, seek regulatory approval for, and commercialize relugolix or MVT-602.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize relugolix and MVT-602. These expenditures will include costs associated with the Takeda License Agreement, pursuant to which we are obligated to cover substantial development costs of relugolix and MVT-602 and make royalty payments in connection with the net sales of resulting products, if any. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our planned and ongoing clinical trials for relugolix and MVT-602;

•	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our products or any future product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.
Our current funds will not be sufficient for us to compete all necessary development activities and commercially launch relugolix. Accordingly, we will need to obtain substantial further funding through other public or private offerings of our capital shares, debt financing, collaboration or licensing arrangements, or other sources. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Raising additional funds by issuing equity securities may cause dilution to existing shareholders; raising additional funds through debt financings may involve additional restrictive covenants; and raising funds through collaboration or licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
Until such time, if ever, that we can generate substantial product revenue, we expect to finance our operations through a combination of cash and cash equivalents on hand, equity offerings, debt financings, structured transactions such as royalty financings, collaboration or license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. Our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2016, and our operations to date have been limited to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing our product candidates through clinical development, conducting global clinical trials, and preparing for potential future regulatory approvals and commercialization of relugolix. Many of our Phase 3 clinical trials are still ongoing and we have not yet demonstrated an ability to obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties in achieving our business objectives. If our product candidates are approved by the FDA, we will need to expand our capabilities to support commercial activities and we may not be successful in adding such capabilities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses and negative cash flows; and we have not generated any revenue from any commercial products and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have focused most of our efforts on research and development with the goal of achieving regulatory approval and have incurred significant operating losses. Our net loss was $273.6 million, $143.3 million and $83.4 million for the years ended March 31, 2019, 2018 and 2017, respectively, and, as of March 31, 2019, we had an accumulated deficit of $502.0 million.
We expect to continue to incur significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our results of operations, financial position and working capital. If we obtain regulatory approval for relugolix or MVT-602, we expect to incur increased sales, marketing and manufacturing expenses.
We have not obtained marketing approval for relugolix or MVT-602 anywhere in the world, and we may never receive such approval. As a result, we have never generated any product revenue. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of relugolix and MVT-602, obtain necessary regulatory approvals, and have relugolix and MVT-602 manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize relugolix or MVT-602. Even if we successfully obtain regulatory approvals to market relugolix or MVT-602, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for relugolix and MVT-602 and whether we own the commercial rights for those territories. For example, ORILISSA™ (elagolix), an oral GnRH receptor antagonist for the management of moderate to severe pain associated with endometriosis, has been approved as monotherapy (150 mg once a day or 200 mg twice a day) by the FDA and launched by AbbVie in August 2018. The launch and commercialization of ORILISSA™ or other competing drugs may limit the revenue from relugolix. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, or if we are unable to obtain a favorable price for relugolix or MVT-602, we may not generate significant revenue from sales of relugolix or MVT-602, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
We are heavily dependent on the success of relugolix in combination with low-dose estradiol and a progestin for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy for men with advanced prostate cancer, and MVT-602, which are still under clinical development. If either relugolix or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business will be harmed.
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

•	attract and retain experienced management and advisory teams;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others;

•	establish the safety and efficacy of relugolix and MVT-602 in comparison to competing products; and

•	maintain, expand, and protect our intellectual property rights.
If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment in us may be adversely affected.
If we are unable to formulate a fixed-dose combination version of relugolix with low-dose estradiol and a progestin for our women’s health indications, its potential commercial opportunity and competitive advantage could be limited.
GnRH receptor antagonists, like relugolix, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flush or vasomotor symptoms, may be mitigated by the co-

administration of relugolix in combination with low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy is to formulate a fixed-dose combination of relugolix with low-dose estradiol and a progestin to maintain bone health and mitigate side effects of a low-estrogen state such as vasomotor symptoms, and to facilitate patient convenience and compliance. If we are unsuccessful in our attempts to formulate a fixed-dose combination in time for the initial application for market authorization in the U.S., we expect to seek approval for relugolix tablets co-packaged with a commercially available tablet containing both the low-dose estradiol and norethindrone acetate. This would potentially decrease our advantages relative to our competition by requiring patients to take two pills once daily instead of one pill once daily until the fixed-dose combination can be developed and approved. If our competitors develop a fixed-dose combination with hormonal therapy before we do, or if we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.
We are conducting our Phase 3 clinical trials of relugolix in our target women’s health indications with co-administration of a relugolix tablet and a commercially-available tablet containing low-dose estradiol and a progestin product. We are conducting bridging studies and supplying information to support the submission of NDAs or comparable foreign applications for the proposed fixed-dose combination and the relugolix tablet co-packaged with a commercially available tablet containing both the low-dose estradiol and norethindrone acetate for each of our target women’s health indications. Such bridging studies may be unsuccessful or the information provided may be insufficient to support approval of the fixed-dose combination formulation or the relugolix tablet co-packaged with a commercially available tablet containing both the low-dose estradiol and norethindrone acetate, which may delay or increase the expenses associated with our development program and could limit our commercial opportunities.
In addition, in order to support the bridging between the US and EU sourced commercially available tablets of the low-dose estradiol and norethindrone acetate that were used in our clinical trials, we need to demonstrate the comparability of the drug product obtained from the different sources. If the information provided is insufficient to support approval of either formulation, we may be required to conduct further studies, we could face delays and increased expenses associated with our development program and our commercial opportunity could be limited.
The terms of the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement place restrictions on our operating and financial flexibility.
In October 2017, we and our subsidiaries entered into the Hercules Loan Agreement and the NovaQuest Securities Purchase Agreement. Our obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of our and our subsidiaries’ respective assets, other than intellectual property, and our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement are secured by a second lien security interest in substantially all of our and our subsidiaries’ respective assets, other than intellectual property.
Each of these agreements include customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant. Under the NovaQuest Securities Purchase Agreement, a minimum cash covenant applies commencing on November 1, 2020 (or November 1, 2021 if extended pursuant to the terms of the NovaQuest Securities Purchase Agreement) and under the Hercules Loan Agreement, a minimum cash covenant applies until such time as Myovant achieves both the clinical development and financing milestones as set forth in the Hercules Loan Agreement. Other restrictive covenants include limitations on additional indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), transfers, mergers or acquisitions, taxes, corporate changes and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
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
In addition, we may choose to focus our efforts and resources on potential product candidates that ultimately prove to be unsuccessful. Further, time and resources spent searching for, identifying, acquiring, and developing potential product candidates may distract management’s attention from our primary business. If we are unable to identify and acquire or in-license suitable product candidates, we will be unable to diversify our product risk. We believe that any such failure could have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical field is high.
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
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and clinical supply of relugolix. Under this agreement, Takeda Limited is supplying us, and we are obtaining from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. Takeda Limited is also assisting us with a technical transfer of the manufacturing process for relugolix to us and our designee and we are paying the expenses related to such transfer. On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has also agreed to assist with the transfer of technology and manufacturing know-how to a second contract manufacturing organization. We are paying for the expenses related to such transfer. If Takeda fails to fulfill its obligations to manufacture and supply clinical and/or commercial quantities of relugolix or fails to enable the transfer of the manufacturing process for relugolix to us or our designee, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
We currently rely in part on services provided by Roivant Sciences, Inc. and Roivant Sciences GmbH.
We previously entered into Services Agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, wholly owned subsidiaries of Roivant Sciences Ltd., or RSL, pursuant to which RSI and RSG provide certain services to us. The RSI or RSG personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility or act exclusively for us, and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected. During the past year, we have replaced most of the services previously provided by RSI and RSG with our own internally developed capabilities or external professional service providers. Consequently, the level of support we receive from RSI and RSG has decreased substantially and is expected to continue to decrease as we further decentralize our activities from RSL. If we are unable to fully integrate the internal capabilities or further develop capabilities to replace the services currently provided by RSI or RSG, or fail to do so in a timely and effective manner, the operations of our business would be adversely affected.
Our future success depends on our ability to attract and retain key personnel.

We expect to hire additional employees for our managerial team and other teams supporting G&A, commercial, clinical, medical affairs, operations and other functions. The market for talent in our industry is very competitive. Many of the other pharmaceutical companies we compete against for qualified personnel and consultants have greater financial and other resources, more favorable risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. Due to these reasons, we may not be able to attract or retain qualified personnel.
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
For example, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the UK. Brexit could also affect the clearance or timing of the release of our clinical trial materials into the UK or the EU. Any such delays could result in our clinical study sites not having sufficient clinical trial materials and could adversely affect the timing and completion of our clinical trials. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have, particularly in the case of a hard Brexit, a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.
If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.
We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear whether, post Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Use of social media platforms presents new risks.
We believe that our potential patient population is active on social media. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our product candidates on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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
Legislation enacted in Bermuda in response to the European Union’s review of harmful tax competition could be harmful to our business.
During 2017, the European Union Economic and Financial Affairs Council, or ECOFIN, released a list of noncooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. In an effort to remain off this list, Bermuda committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted legislation that requires certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. At present, it is unclear what (if anything) we would be required to do in order to satisfy economic substance requirements in Bermuda, but to the extent we are required to increase our substance in Bermuda to satisfy such requirements, it could result in additional costs that could adversely affect our financial condition or results of operations. If we were required to satisfy economic substance requirements in Bermuda but failed to do so, we could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. The results of previous clinical trials may not be predictive of future results, and interim or top-line data may be subject to change or qualification based the complete analysis of data.
Our product candidates are still in development and will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical trials of relugolix or MVT-602, which may delay the approval of an NDA or similar application. The clinical trial process is also very time-consuming.
Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, Takeda’s Phase 2 trial for relugolix in men with advanced prostate cancer, C27002, did not meet the criteria for success for its primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, statistical powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in or the discontinuation of advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, we may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, on May 14, 2019, we announced top-line data for LIBERTY 1 trial, the first of two Phase 3 studies of once daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Positive results from any of our clinical trials of relugolix and MVT-602 may not be predictive of the results of any of our other ongoing and potential future clinical trials, and there can be no assurance that the results of studies conducted by third parties will be viewed favorably or are indicative of our own future study results. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed similarly to their predecessors.
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
Further, we, the FDA or an institutional review board, or IRB, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a clinical trial in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practice, or cGCP, or cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application, or IND, or other submissions or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the timing for commencement or completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of relugolix or MVT-602 could be harmed, and our ability to generate product revenue from relugolix or MVT-602 may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our common share price, slow down the regulatory approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
In addition, prior to our acquisition of worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of either relugolix or MVT-602. We are dependent on Takeda having conducted such research and development in accordance with the applicable protocols, legal, regulatory, and scientific standards, having accurately reported the results of all clinical trials and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to any of such non-clinical or clinical work could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.

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
Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical trials in Japan in women with uterine fibroids and announced that it had obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. Favorable announcements by Takeda do not guarantee that the results of our clinical trials will also be favorable as the designs of our Phase 3 clinical trials differ from those of Takeda. Further, if post marketing adverse events regarding Relumina® are reported, or subsequent announcements by Takeda regarding relugolix are unfavorable, it could negatively impact our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. Additionally, the Phase 3 data from the Takeda trials of Relumina® will be available to us, and may be used to support our anticipated NDA submission to the FDA. We cannot provide assurance that the FDA will allow us to use the data from Takeda’s clinical trials in support of any NDA that we may submit, and such data may be interpreted differently by the FDA and provide contradictory evidence in support of FDA’s evaluation. If it does not, we may be required to perform additional clinical trials.
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
Adverse events associated with relugolix or MVT-602 could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay, request modification of, or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for relugolix or MVT-602 or any future product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.
Furthermore, the FDA has raised concern about a potential increase in the risk of diabetes and certain cardiovascular diseases in men with prostate cancer treated with GnRH receptor agonists. Further, on May 18, 2018, the European Medicines Agency, or the EMA, Pharmacovigilance Risk Assessment Committee, or PRAC, completed its review of Esmya (ulipristal acetate) following reports of serious liver injury. The PRAC concluded that Esmya may have contributed to the development of some cases of serious liver injury. The PRAC has recommended that Esmya must not be used in women with known liver problems and should be used for more than one treatment course only in women who are not eligible for surgery. Liver function testing should be performed at the start of each treatment course and once a month and for two to four weeks after stopping treatment for the first two treatment courses. In August 2018, Allergan, Inc. announced that it received a Complete Response letter from the FDA in which the FDA cited safety concerns regarding Esmya post-marketing reports outside the U.S., indicated that Esmya could not be approved in its current form, and requested additional information. Although Esmya is in a different class of drugs from relugolix, the review of post-marketing events of liver toxicity for Esmya by regulatory bodies may lead to increased scrutiny regarding liver function for GnRH antagonists. Further, if post marketing adverse events related to Relumina® are reported, it could negatively impact our clinical development plans for relugolix.
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

•	we may be required to recall a product;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may be required to conduct post-marketing studies or clinical trials;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or limit the duration of use;

•	we may be required to change the way the product is administered or to conduct additional clinical trials;

•	we may be required to repeat a nonclinical study or clinical trial or terminate a program, even if other studies or trials related to the program are ongoing or have been successfully completed;

•	we could be sued and held liable for harm caused to patients;

•	we could elect to discontinue the sale of our product;

•	the product may become less competitive; and

•	our reputation may suffer.
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
Even if one of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments, including the convenience and ease or duration of administration;

•	the prevalence and severity of any side effects;

•	the content of the approved product label and our ability to make compelling product claims;

•	the effectiveness of sales and marketing efforts;

•	the patient out-of-pocket costs in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our products for sale at competitive prices;

•	the willingness of the potential patient population to try new therapies and of physicians to prescribe these therapies;

•	the breadth and cost of distribution support;

•	the availability of third-party payor coverage and adequate reimbursement;

•	whether diagnosis and treatment rates increase for the diseases our products treat; and

•	any restrictions on the use of our product together with other medications.
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
We expect to build a focused sales, distribution, and marketing infrastructure to market our product candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, generate sufficient sales, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing access teams. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could delay any product launch, which would adversely impact its commercialization. For example, if the commercial launch of relugolix or MVT-602, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train, and retain adequate numbers of qualified and effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or attain access to adequate numbers of physicians to prescribe any drugs;

•	the inability to negotiate with payors regarding reimbursement and formulary access for our products; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.
We may not have the resources in the foreseeable future to allocate to the sales, marketing and distribution of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and such collaborator’s ability to successfully market and sell the products. We intend to pursue collaborative arrangements regarding the sales, marketing and distribution of our product candidates, if approved, for certain markets overseas; however, it might be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek sales partners for our product candidates and we may not be able to compete successfully against those other firms. We cannot assure you that we will be able to establish or maintain such collaborative arrangements on terms favorable to us, or even if we are able to do so, that they will have effective sales forces. To the extent that we depend on third parties for sales, marketing and distribution, the financial returns to us will depend on our future collaborators’ capabilities. If any such future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the sales, marketing and distribution of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected.
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
If either relugolix or MVT-602 is approved for marketing outside of the U.S., we may enter into agreements with third parties to market these products in certain jurisdictions. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support channels, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal Civil False Claims Act;

•
the federal false claims and civil monetary penalties laws, including the Federal Civil False Claims Act which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, as well as state and local laws that require the registration of pharmaceutical sales and medical representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The tax legislation enacted on December 22, 2017, titled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage, commonly known as the individual mandate. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated under the ACA. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. In July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.
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
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already begun the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other potential proposals may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the U.S. have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and third-party CMOs. Takeda has retained rights to further develop and commercialize relugolix in Japan and certain other Asian countries and has announced that it has entered into a licensing agreement granting ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights to relugolix for uterine fibroids and exclusive development and commercialization rights to relugolix for endometriosis, in each indication in Japan. We expect that manufacturing support provided by Takeda will be sufficient for us to complete our ongoing Phase 3 programs for relugolix. Takeda is no longer developing MVT-602. We expect that the MVT-602 drug substance transferred from Takeda to us under the terms of the Takeda License Agreement will be sufficient for our near-term development plans. However, additional process development and manufacturing would be required for us to complete further Phase 2 and 3 clinical studies for MVT-602, which we have not secured. Further, the drug substance transferred from Takeda may not meet our quality standards and may be disqualified from use in our planned clinical programs. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards. Further, we are dependent on third parties to help formulate and manufacture a fixed-dose combination product or a co-packaged product containing relugolix and low-dose estradiol and a progestin. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
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
We also will rely on Takeda and other third-party manufacturers to supply us with sufficient quantities of relugolix and MVT-602 to be used, if approved, for the commercialization of each product. The facilities used by Takeda and our other contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for the manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to develop a fixed-dose combination of relugolix and low-dose estradiol and a progestin;

•	failure of the drug substance transferred from Takeda or our other CMOs to meet our product specifications and quality requirements;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including GMP and similar foreign standards;

•	deficient or improper record-keeping;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

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
To sustain our business, we need access to sufficient quantities of our product candidates to satisfy our clinical trial needs and to manufacture commercial inventories of our product candidates, if approved. If we are unable to purchase sufficient quantities of these materials or find suitable alternate materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture commercial products would be limited.
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
We currently do not have the ability to independently conduct nonclinical studies that comply with Good Laboratory Practice, or GLP, requirements. We also do not currently have the ability to independently conduct any clinical trials. We rely substantially on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their actual performance.
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
The patents and patent applications that we own or have in-licensed may fail to result in issued patents with claims that protect relugolix, MVT-602 or any future product candidate in the U.S. or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover relugolix, MVT-602 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Although our common shares are listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by passive investors (for example, RSL beneficially owning approximately 53.1% of our outstanding common shares as of May 21, 2019, trading in our common shares has been less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

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
Based on our common shares outstanding as of May 21, 2019, RSL beneficially owns approximately 53.1% of the voting power of our outstanding common shares and has the ability to substantially influence us through this ownership position. In addition, our board of directors and RSL have approved an amendment and restatement of our Bye-Laws that provides that at anytime that RSL owns between 35% and 50% of our common shares, RSL will have the right to appoint directors constituting a simple majority of our board of directors, which we expect to become effective in late June or early July 2019. As a result, until RSL owns less than 35% of our outstanding common shares. RSL and its shareholders will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
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
In addition, we are party to certain related party agreements with RSL, RSI, and RSG. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the minority holders of our common shares. For example, we are party to an option agreement with RSL pursuant to which RSL granted to us an option to acquire the rights to products to which RSL or any nonpublic affiliate of RSL acquires the rights (other than a relugolix product or a competing product) for uterine fibroids or endometriosis, or for which the primary target indication is advanced prostate cancer. It is possible that we could fail to exercise our option with respect to a product candidate under this agreement and that product candidate is then successfully developed and commercialized by RSL or one of its other subsidiaries or affiliates. Any material transaction between us and RSL, RSI, or RSG is subject to our related party transaction policy, which requires prior approval of such transaction by our Audit Committee. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.
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
In April 2018, we entered into an “at-the-market” sales agreement with Cowen and Company, LLC, or Cowen pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $100.0 million through Cowen, acting as our agent. Through March 31, 2019, we have sold an aggregate of 3,970,129 shares for aggregate net proceeds of $84.1 million pursuant to this “at-the-market” equity offering program. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.
We have incurred and will continue to incur substantial and increasing costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses and these expenses will continue to increase further as we are no longer considered to be an “emerging growth company” as defined in the Jumpstart Our Business Startup Act of 2012, or the JOBS Act. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, changing rules and regulations may increase our legal and accounting compliance costs and make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. In addition, as a result of the loss of our status as an “emerging growth company,” we are now required to include in our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, which has increased the fees charged by our independent registered public accounting firm.
If we are unable to develop and maintain proper and effective internal control over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common shares, may be adversely affected.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, since we are no longer considered to be an “emerging growth company,” we are also required to include in our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, which could negatively impact the value of our common shares. We are also required to disclose significant changes in our internal control over financial reporting on a quarterly basis.
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
We are a Bermuda exempted limited company and it may be difficult for you to enforce judgments against us or our directors and executive officers.
We are a Bermuda exempted limited company. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction. It may be difficult for investors to enforce in the U.S. judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.
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

We and RSL are incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland, Ireland, and the U.S. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, RSL, our controlling shareholder, and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. In addition, our effective tax rate and the availability of any tax holidays could be affected by any reduction of RSL’s ownership and control of our company. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations, and cash flows.
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the Tax Act was enacted in the U.S., which introduced a comprehensive set of tax reforms. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate income tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent. Also, there have been developments in the tax laws of other jurisdictions that are relevant to our operations.  We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of the Tax Act, in conjunction with changes and developments in the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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

A non-U.S. corporation is considered a CFC if more than 50 percent of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by U.S. shareholders (U.S. persons who own stock representing 10% or more of the vote or value of all outstanding stock of such non-U.S. corporation) on any day during the taxable year of such non-U.S. corporation. Certain U.S. shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such U.S. shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. With respect to the taxable year that ended on March 31, 2019, we believe that we were not a PFIC; however, with respect to the current and future taxable years, because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time, we cannot predict whether we will or will not be classified as a PFIC. Our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
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
We lease office space located in Brisbane, California, pursuant to a lease agreement that expires in May of 2026. We have the option to extend the lease term for an additional seven years. We believe that our leased facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.

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

Item 4.         Mine Safety Disclosures.
Not applicable.

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Shares
In November 2016, we completed our initial public offering, or IPO, and our common shares began trading on the New York Stock Exchange, or NYSE, under the symbol “MYOV” on October 27, 2016. Prior to that date, there was no established public trading market for our common shares.
Shareholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of the close of business on May 21, 2019, we had eight shareholders of record. The actual number of shareholders is greater than this number of record shareholders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of shareholders of record also does not include shareholders whose shares may be held in trust by other entities.
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
The graph assumes an initial investment of $100 in our common shares at the closing price of $13.26 on October 27, 2016 (our initial listing date), and in each of the indexes with relative performance tracked through March 31, 2019, assuming reinvestment of the full amount of all dividends, if any.

Historical shareholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return

Among Myovant Sciences Ltd., the S&P 500 Index, and the Dow Jones US Pharmaceuticals & Biotechnology Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Oct-2016
Mar-2017
Mar-2018
Mar-2019
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

Recent Sales of Unregistered Equity Securities
Not applicable.
Purchases of Equity Securities by the Issuer
None.

Item 6.                            Selected Financial Data
You should read the following selected consolidated financial data in conjunction with our audited consolidated financial statements and related notes and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended March 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of March 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the period from February 2, 2016 (Date of Inception) to March 31, 2016 and the selected consolidated balance sheet data as of March 31, 2017 and 2016 has been derived from our audited consolidated financial statements not included herein. The selected consolidated financial data in this section are not intended to replace our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Years Ended March 31,			Period from February 2, 2016 (Date of Inception) to March 31,
	2019	2018	2017	2016
Consolidated Statements of Operations Data	(In thousands, except share and per share data)
Operating expenses:
Research and development(1)	$222,607	$116,832	$43,500	$—
General and administrative(1)	42,219	24,231	12,357	1,657
Total operating expenses	264,826	141,063	55,857	1,657
Changes in the fair value of the Takeda warrant liability	—	—	27,518	—
Interest expense	8,821	2,046	—	—
Interest income	(881)	—	—	—
Other expense (income), net	309	(67)	139	—
Loss before income taxes	(273,075)	(143,042)	(83,514)	(1,657)
Income tax expense (benefit)	476	213	(74)	—
Net loss	$(273,551)	$(143,255)	$(83,440)	$(1,657)
Net loss per common share — basic and diluted	$(4.09)	$(2.41)	$(1.70)	$(0.04)
Weighted average common shares outstanding — basic and diluted	66,910,060	59,520,747	49,184,668	37,231,342
(1)Includes the following share-based compensation expenses (in thousands):

Research and development	$7,161	$3,674	$3,893	$—
General and administrative	$11,535	$7,909	$4,824	$987

	March 31,
	2019	2018	2017	2016
Consolidated Balance Sheet Data	(In thousands)
Cash and cash equivalents	$156,074	$108,624	$180,838	$—
Working capital	$94,819	$77,678	$165,827	$(223)
Total assets	$172,977	$119,101	$185,278	$—
Long-term liabilities	$96,670	$44,287	$165	$—
Accumulated deficit	$(502,025)	$(228,474)	$(85,097)	$(1,657)
Total shareholders’ equity (deficit)	$4,334	$37,729	$166,776	$(223)

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Business Overview
We are a clinical-stage healthcare company focused on developing and commercializing innovative therapies for women’s health and prostate cancer. Our lead product candidate is relugolix, an oral once-daily small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist that is currently being evaluated in multiple Phase 3 clinical trials across three distinct indications. We are advancing relugolix 40 mg in combination with low-dose estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, and relugolix 120 mg as a monotherapy for advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as a part of assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016. Additional information regarding our business and product candidates is included in Part I. Item 1. “Business” of this Annual Report on Form 10-K.
Since our inception, we have devoted substantially all of our efforts to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing the clinical development of our product candidates and preparing for potential future regulatory approvals and commercialization of relugolix.
On May 14, 2019, we announced that LIBERTY 1, the first of two Phase 3 studies of once daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints. We further expect to announce top-line results from four additional Phase 3 clinical trials over the next three quarters.
Fiscal Year Ended March 31, 2019 and Recent Clinical and Business Highlights
The following summarizes our fiscal year ended March 31, 2019 and recent clinical and business highlights:
Relugolix Phase 3 Clinical Programs

•
We announced that LIBERTY 1, the first of two Phase 3 studies of once daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints. In the primary endpoint analysis, 73.4% of women receiving once daily oral relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) achieved the responder criteria compared with 18.9% of women receiving placebo (p < 0.0001). The 24-week study achieved six key secondary endpoints with statistical significance compared to placebo including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea defined as no or negligible blood loss, improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. We currently expect data from LIBERTY 2, the replicate Phase 3 study evaluating relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, in the third quarter of calendar 2019, and, provided the LIBERTY 2 study is successful, we plan to submit the New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of calendar 2019. We expect to submit data from LIBERTY 1 for presentation and publication in 2019. Refer to Part 1. Item. 1 “Business” for additional information.

•
We expect top-line data from the HERO Phase 3 trial evaluating the safety and efficacy of relugolix 120 mg as a monotherapy in men with advanced prostate cancer in the fourth quarter of calendar 2019, and assuming positive data, we expect to submit the NDA to the FDA in early calendar 2020.

•
We continue to enroll patients in the two replicate SPIRIT 1 and SPIRIT 2 Phase 3 trials evaluating the safety and efficacy of relugolix combination therapy (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in women with pain associated with endometriosis. We expect to complete enrollment in the SPIRIT 1 and SPIRIT 2 Phase 3 trials later this calendar year, with top-line data expected in the first quarter of calendar 2020.

•
In January 2019 Takeda and ASKA Pharmaceutical Co., Ltd. announced that Takeda obtained marketing authorization in Japan for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia.

MVT-602 Clinical Program

•
We completed our dose-finding pharmacokinetic/pharmacodynamic Phase 2a study of MVT-602, a kisspeptin-1 receptor agonist, in healthy women undergoing a controlled ovarian stimulation protocol. Top-line results are expected to be presented at the European Society of Human Reproduction in Vienna, Austria in June 2019.

Corporate

•	We raised aggregate net proceeds of $272.9 million from equity offerings and financing transactions during the year ended March 31, 2019.
Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our product candidates.
We have funded our operations primarily from the issuance and sale of our common shares, from the issuance of notes to NovaQuest Capital Management, or NovaQuest, and from the Term Loans we have with Hercules Capital, Inc., or Hercules. Our sources of funding have primarily consisted of:

•
In November 2016, we completed our initial public offering, or IPO, in which we sold 14,500,000 common shares at a price of $15.00 per common share. The net proceeds to us were approximately $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs paid by us.

•
In October 2017, we and our subsidiaries, entered into financing arrangements with NovaQuest and Hercules under which we obtained financing commitments of up to $140.0 million. In October 2017, March 2018, and December 2018, we received gross proceeds of $33.0 million, $15.0 million, and $92.0 million, respectively, from these financing arrangements. As of March 31, 2019, these financing arrangements have been fully drawn. Additional information is included in Note 5, “Financing Arrangements,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•
In April 2018, we sold to Roivant Sciences Ltd., or RSL, our controlling shareholder, 1,110,015 of our common shares at a purchase price of $20.27 per common share, for gross proceeds of $22.5 million, in a private placement, or the Private Placement.

•
In April 2018, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell our common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent. During the fiscal year ended March 31, 2019, we issued and sold 3,970,129 of our common shares under the Sales Agreement. The common shares were sold at a weighted-average-price of $21.91 per common share for aggregate net proceeds to us of approximately $84.1 million, after deducting underwriting commissions and offering costs paid by us. As of March 31, 2019, we had approximately $13.0 million of capacity available to us under our “at-the-market” equity offering program. In April 2019, we issued and sold an additional 106,494 common shares for aggregate net proceeds of $2.5 million pursuant to this program.

•
In July and August 2018, we completed an underwritten public equity offering of 3,533,399 of our common shares, which includes 200,065 common shares issued and sold upon the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $22.50 per common share. After deducting underwriting discounts and commissions and offering costs paid by us, the net proceeds to us in connection with the underwritten public equity offering, including from the partial option exercise, were approximately $74.4 million.

As of March 31, 2019 and 2018, we had an accumulated deficit of $502.0 million and $228.5 million, respectively. We had net losses of $273.6 million, $143.3 million, and $83.4 million for the years ended March 31, 2019, 2018 and 2017, respectively. As of March 31, 2019, we had $156.1 million of cash and cash equivalents available to us, as compared to $108.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest as of March 31, 2018.
Financial Operations Overview
Revenue
To date, we have not generated any revenue, and we do not expect to generate any revenue, from the sale of any products unless and until we obtain regulatory approval of and commercialize relugolix, MVT-602, or a potential future product candidate.
Research and Development Expenses
Since our inception, our operations have primarily been limited to the in-licensing of the rights to relugolix and MVT-602, the expansion of our team, and the initiation and ongoing activities of our clinical programs. Our research and development, or R&D, expenses include program-specific costs, as well as unallocated costs.

Program-specific costs primarily include:

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

Unallocated costs primarily include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel for employees engaged in R&D activities;

•
costs allocated to us for activities performed by Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, under the Services Agreements and share-based compensation expense allocated to us from RSL;

•	depreciation expenses for assets used in R&D activities; and

•	other expenses, which include the costs of consultants who assist with R&D activities not specific to a program.
R&D expenses also include payments made under third-party license agreements. In the year ended March 31, 2017, R&D expenses also included in-process R&D expense related to our acquisition of rights to our product candidates from Takeda.
R&D activities have been, and will continue to be, central to our business model. We expect our R&D expenses to increase in the near term as we continue to support the clinical development of our relugolix and MVT-602 clinical studies, prepare to seek regulatory approval for our product candidates, establish a medical affairs function, and expand our employee base. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our share-based compensation expense to increase as we continue to increase our number of R&D employees.
We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of relugolix, MVT-602 and any other product candidates will depend on a variety of factors that include, but are not limited to:

•	the number of trials required for approval;

•	the per patient trial costs;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to recruit and enroll eligible patients;

•	the number of patients who fail to meet the study’s inclusion and exclusion criteria;

•	the number of study drugs that patients receive;

•	the drop-out or discontinuation rates of patients;

•	the potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the timing and receipt of regulatory approvals;

•	the costs of clinical trial materials; and

•	the efficacy and safety profile of the product candidate.
In addition, the probability of success for relugolix, MVT-602 and any other product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine with certainty the duration and completion costs of our clinical programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses
General and administrative, or G&A, expenses consist primarily of personnel costs, including salaries, benefits, share-based compensation and travel expenses for our executive, finance, human resources, legal, commercial operations and other administrative functions. G&A expenses also include expenses incurred under agreements with third parties relating to legal, accounting, auditing and tax services, rent and facilities costs, information technology costs, general overhead, costs billed to us under the Services Agreements, and share-based compensation expense and other costs allocated to us from RSL.
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
Changes in the Fair Value of the Takeda Warrant Liability
We remeasured the Takeda warrant liability at fair value during each reporting period in which it was outstanding. The Takeda warrant liability expired on April 30, 2017.
Interest Expense
Interest expense consists of interest payments related to our outstanding debt as well as the associated non-cash amortization of debt discount and issuance costs.
Interest Income

Interest income consists of interest earned on money market funds and the accretion of discounts to maturity for commercial paper.

Results of Operations
The following table summarizes our results of operations for the years ended March 31, 2019, 2018 and 2017, respectively (in thousands):

	Years Ended March 31,
	2019	2018	2017
Operating expenses:
Research and development	$222,607	$116,832	$43,500
General and administrative	42,219	24,231	12,357
Total operating expenses	264,826	141,063	55,857
Changes in the fair value of the Takeda warrant liability	—	—	27,518
Interest expense	8,821	2,046	—
Interest income	(881)	—	—
Other expense (income), net	309	(67)	139
Loss before income taxes	(273,075)	(143,042)	(83,514)
Income tax expense (benefit)	476	213	(74)
Net loss	$(273,551)	$(143,255)	$(83,440)

Research and Development Expenses
For the years ended March 31, 2019, 2018 and 2017, our R&D expenses consisted of the following (in thousands):

	Years Ended March 31,
	2019	2018	Change
Program-specific costs:
Relugolix	$182,602	$96,854	$85,748
MVT-602	4,919	1,532	3,387

Unallocated costs:
Share-based compensation	7,161	3,674	3,487
Personnel expense	23,210	12,174	11,036
Services Agreements	748	761	(13)
Other expense	3,967	1,837	2,130
Total R&D expenses	$222,607	$116,832	$105,775

	Years Ended March 31,
	2018	2017	Change
Program-specific costs:
Relugolix	$96,854	$20,830	$76,024
MVT-602	1,532	23	1,509

In-process research and development	—	13,117	(13,117)

Unallocated costs:
Share-based compensation	3,674	3,893	(219)
Personnel expense	12,174	2,420	9,754
Services Agreements	761	1,870	(1,109)
Other expense	1,837	1,347	490
Total R&D expenses	$116,832	$43,500	$73,332
R&D expenses increased by $105.8 million, to $222.6 million, for the year ended March 31, 2019 compared to $116.8 million for the year ended March 31, 2018, primarily due to expenses as a result of the progress of our ongoing Phase 3 clinical trials of relugolix, as well as additional personnel-related expenses and MVT-602 clinical trial expenses. R&D expenses increased by $73.3 million, to $116.8 million, for the year ended March 31, 2018 compared to $43.5 million for the year ended March 31, 2017, primarily due to increases in expenses as a result of the progress of our Phase 3 clinical trials of relugolix, which were initiated in 2017, as well as additional personnel-related expenses and MVT-602 clinical trial expenses, partially offset by a reduction of in-process research and development expenses which did not recur in the year ended March 31, 2018. The components of our R&D expenses in each period are presented in the paragraphs below.
R&D expenses were $222.6 million for the year ended March 31, 2019, and consisted primarily of CRO, clinical drug supply and other study and manufacturing related costs of $186.4 million, personnel expenses of $23.2 million, share-based compensation expense of $7.2 million, of which $0.2 million was allocated to us by RSL, and costs billed to us under the Services Agreements of $2.3 million, including unallocated personnel expenses and third-party pass thru costs associated with our ongoing clinical and other research programs.
R&D expenses were $116.8 million for the year ended March 31, 2018, and consisted primarily of CRO, clinical drug supply and other study-related costs of $94.4 million, personnel expenses of $12.2 million, share-based compensation expense of $3.7 million, of which $0.3 million was allocated to us by RSL, and costs billed to us under the Services Agreements of $4.2 million, including unallocated personnel expenses and third-party pass thru costs associated with our clinical and other research programs.
R&D expenses were $43.5 million for the year ended March 31, 2017, and consisted primarily of in-process R&D expenses of $13.1 million, which were related to our acquisition of the rights to our product candidates from Takeda and consisted of $7.7 million for the estimated fair value of the 5,077,001 common shares issued to Takeda and $5.4 million for the estimated fair value of the warrant liability. The remainder consisted primarily of costs billed to us under the Services Agreements of $7.4 million, including unallocated personnel expenses and third-party pass thru costs associated with the preparation of our clinical and other research programs, clinical manufacturing costs of $5.6 million, CRO costs of $4.7 million, and share-based compensation expense of $3.9 million, of which $2.2 million was allocated to us by RSL, and personnel expenses of $2.4 million.
General and Administrative Expenses
G&A expenses increased by $18.0 million, to $42.2 million, for the year ended March 31, 2019 compared to $24.2 million for the year ended March 31, 2018. G&A expenses increased by $11.8 million, to $24.2 million for the year ended March 31, 2018 compared to $12.4 million for the year ended March 31, 2017. The increase in both periods primarily reflects increases in personnel-related expenses, share-based compensation, professional service fees, and other general overhead and administrative expenses to support our headcount growth and expanding operations. The components of our G&A expenses in each period are presented in the paragraphs below.
G&A expenses were $42.2 million for the year ended March 31, 2019, and consisted of personnel-related and general overhead expenses of $21.9 million, share-based compensation expenses of $11.5 million, of which $0.4 million was allocated to us by RSL, costs of $2.5 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs, legal and professional service fees of $4.2 million and rent and other facilities related costs of $2.1 million.
G&A expenses were $24.2 million for the year ended March 31, 2018, and consisted of personnel-related and general overhead expenses of $9.9 million, share-based compensation expense of $7.9 million, including $0.7 million allocated to us by RSL, legal and professional service fees of $2.9 million, and costs of $3.5 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs.
G&A expenses were $12.4 million for the year ended March 31, 2017, and consisted of share-based compensation expense of $4.8 million, including $2.7 million of which was allocated to us by RSL, legal and professional service fees of $3.1 million, other personnel-related and general overhead expenses of $2.8 million, and costs of $1.7 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass thru costs.
Changes in the Fair Value of the Takeda Warrant Liability
The change in the fair value of the Takeda warrant liability was recorded as zero for the years ended March 31, 2019 and 2018, as the fair value of the Takeda warrant liability was eliminated in connection with its expiration on April 30, 2017.
The change in the fair value of the Takeda warrant liability was recorded as $27.5 million of expense for the year ended March 31, 2017, as the fair value of the Takeda warrant liability decreased to $0.1 million as of March 31, 2017 from $5.4 million at April 29, 2016, the date of issuance of the warrant to Takeda, primarily due to $32.8 million related to the fair value of the warrant exercised during the year ended March 31, 2017, primarily as a result of the issuance of an additional 1,977,269 common shares to Takeda, pursuant to the automatic exercise of the warrant, based upon the sale and issuance of 14,500,000 common shares to investors in the IPO, partially offset by changes in the assumptions regarding probabilities of successful financing events used to estimate the fair value of the liability.
Interest Expense
Interest expense increased by $6.8 million, to $8.8 million for the year ended March 31, 2019, as compared to $2.0 million for the year ended March 31, 2018. The increase was primarily the result of higher outstanding debt balances under our financing arrangements during the year ended March 31, 2019 as compared to the prior year period.
There was no interest expense for the year ended March 31, 2017.
Interest Income
Interest income was $0.9 million for the year ended March 31, 2019. There was no interest income for the years ended March 31, 2018 or 2017. During the year ended March 31, 2019, we invested a portion of our cash in a combination of money market funds and commercial paper. There were no such investments during the years ended March 31, 2018 or 2017.
Income Tax Expense (Benefit)
Our income tax expense (benefit) for the years ended March 31, 2019, 2018 and 2017 was $0.5 million, $0.2 million, and $(0.1) million, respectively. Our effective tax rate for the years ended March 31, 2019, 2018 and 2017 was (0.17)%, (0.15)% and 0.09%, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of our common shares, from the issuance of notes to NovaQuest and the funds received from our Term Loans with Hercules.
As of March 31, 2019, we had $156.1 million of cash and cash equivalents available to us, as compared to $108.6 million of cash and $92.0 million of financing commitments available to us from NovaQuest as of March 31, 2018.
As of March 31, 2019, we had approximately $13.0 million of capacity available to us under our “at-the-market” equity offering program that we established in April 2018. In April 2019, we issued and sold an additional 106,494 common shares for aggregate net proceeds of $2.5 million pursuant to this program.
Capital Requirements
For the years ended March 31, 2019, 2018 and 2017, we had net losses of $273.6 million, $143.3 million, and $83.4 million, respectively. As of March 31, 2019, we had an accumulated deficit of $502.0 million.
We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our product candidates. Our operating losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, anticipated regulatory filings, and our expenditures on other R&D and G&A activities. We anticipate that our capital requirements will be significant as we:

•
advance our Phase 3 programs of relugolix 40 mg in combination with low-dose estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis and relugolix 120 mg as a monotherapy for advanced prostate cancer;

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

Our primary use of cash has been to fund the development of relugolix and MVT-602. We expect our operating expenses to continue to increase over the near term as we expand our operations to continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix. Based on our current operating plan, we expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the first quarter of our fiscal year ending March 31, 2020. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. We anticipate that we will continue to incur net losses for the foreseeable future. To continue as a going concern, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including through financing activities in public or private capital markets, financing arrangements with Roivant Sciences, potential business development activities and cost containment measures. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. Although we believe that we will continue to raise capital to fund our operations as we have in the past, ASC 240-40, Going Concern, does not allow us to consider future financing activities that are not probable of being implemented in our assessment of our future cash burn for the purpose of our liquidity assessment. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back, or discontinue operations.
Until such time, if ever, as we can generate substantial product revenue from sales of relugolix, MVT-602, or any future product candidate, we expect to finance our operations through a combination of cash and cash equivalents on hand, equity offerings, debt financings, structured transactions such as royalty financings, collaboration, license or development agreements, or other collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. Our existing agreements with NovaQuest and Hercules involve, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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

Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Net cash used in operating activities	$(224,088)	$(117,255)	$(18,215)
Net cash used in investing activities	$(1,236)	$(604)	$(967)
Net cash provided by financing activities	$273,899	$45,645	$200,020
Operating Activities
For the year ended March 31, 2019, we used $224.1 million in operating activities primarily due to our ongoing development and clinical trials for relugolix and MVT-602. This was primarily attributable to a net loss for the period of $273.6 million, increases of $5.1 million in prepaid expenses and other current assets along with a decrease of $1.8 million in amounts due to RSL, RSI and RSG. These amounts were partially offset by increases of $23.3 million in accrued expenses resulting primarily from an increase in accrued R&D expenses due to the progress of our ongoing clinical trials and an increase in accrued compensation-related expenses as a result of an increase in personnel, $6.4 million in accounts payable due to the progress of our ongoing clinical trials and growth of our company, $2.0 million in deferred interest payable related to our outstanding debt with NovaQuest which is paid on a deferred basis pursuant to the terms of the NovaQuest Securities Purchase Agreement, $18.7 million of non-cash share-based compensation expense as a result of an increase in headcount, and $2.5 million of total depreciation and amortization expense.
For the year ended March 31, 2018, we used $117.3 million in operating activities primarily due to our ongoing development and clinical trials for relugolix. This was primarily attributable to a net loss for the period of $143.3 million, increases of $3.1 million in other assets and $1.9 million in prepaid expenses and other current assets along with a decrease of $1.1 million in amounts due to RSL, RSI and RSG. These amounts were partially offset by an increase in accrued expenses of $18.3 million which was primarily due to the progress of our ongoing Phase 3 clinical trials of relugolix, $11.6 million of non-cash share-based compensation expense as a result of an increase in headcount, an increase in accounts payable of $1.2 million and $0.9 million of total depreciation and amortization expense.
For the year ended March 31, 2017, we used $18.2 million in operating activities. The net loss for the period of $83.4 million was partially offset by $13.1 million of non-cash in-process R&D expenses related to the acquisition of the rights to our product candidates, $8.7 million of non-cash share-based compensation expense, $27.5 million of non-cash changes in the fair value of the Takeda warrant liability, $11.8 million increase in accrued expenses, $4.0 million related to the allocation of personnel expenses by RSL and RSI associated with the preparation of our clinical and other research programs, the formation of our company and corporate matters, and $0.1 million of other expenses.
Investing Activities
For the years ended March 31, 2019, 2018, and 2017, $1.2 million, $0.6 million, and $1.0 million was used in investing activities, all for the purchase of property and equipment.
Financing Activities
For the year ended March 31, 2019, financing activities provided $273.9 million of cash. This was primarily due to the net proceeds of $74.4 million we received from the issuance and sale of 3,533,399 common shares in our underwritten public equity offering (including the partial exercise of the underwriters’ over-allotment option), $84.1 million we received from the sale of 3,970,129 common shares through our “at-the-market” equity offering program that we established in April 2018, gross proceeds of $22.5 million we received from the issuance and sale of 1,110,015 common shares to RSL in a private placement, net proceeds from debt financings with NovaQuest of $54.0 million, and net proceeds of $38.0 million from the issuance and sale of 2,286,284 common shares to NovaQuest. In addition, we received cash proceeds of $1.3 million from the exercise of stock options under our 2016 Equity Incentive Plan and paid an annual debt administration fee of $0.3 million to NovaQuest under the NovaQuest Securities Purchase Agreement.
For the year ended March 31, 2018, financing activities provided $45.6 million of cash. This was primarily due to the net proceeds we received from debt financings with NovaQuest and Hercules of $43.8 million and net proceeds from the issuance of common shares to NovaQuest of $1.9 million.
For the year ended March 31, 2017, financing activities provided $200.0 million of cash. This was primarily due to the net proceeds from our IPO, which we completed on November 1, 2016.

Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future years (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations, including interest and end of term charge	$141,346	$13,274	$85,167	$42,905	$—
Operating lease obligations	16,045	2,006	4,193	4,539	5,307
Total	$157,391	$15,280	$89,360	$47,444	$5,307
Debt Obligations
Debt obligations reflect our obligations to pay interest on the outstanding principal amount as of March 31, 2019 of $40.0 million under the Hercules Loan Agreement and that of $60.0 million under the NovaQuest Securities Purchase Agreement, respectively, and to make periodic principal repayments, along with an end of term charge of 6.55% of the principal amount at maturity under the Hercules Loan Agreement. Our debt obligation under the Hercules Loan Agreement bears interest at a prime-based variable rate. The related interest on the aggregate principal amounts outstanding to Hercules included in the above table was estimated using the interest rate in effect as of March 31, 2019. See Note 5, “Financing Arrangements,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Hercules Loan Agreement and NovaQuest Securities Purchase Agreement.
Operating Lease Obligations
Operating lease obligations include future rent payments under an office lease in Brisbane, California, pursuant to a lease agreement (as amended) which expires in May of 2026. We lease 40,232 square feet of office space pursuant to this lease agreement. We have the option to extend the lease term for an additional seven years. The minimum lease payments included in the table above do not include any related common area maintenance charges or real estate taxes. In addition, the lease obligations included in the table above do not include potential rent payments during the optional lease renewal term.
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
License Agreement with Takeda
In connection with the Takeda License Agreement, we may be required to pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in our territory. We cannot, at this time, determine when or if royalty payments will be required or what the total amount of such payments may be. Therefore, such payments are not included in the table above. See Note 3, “License Agreement,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Takeda License Agreement.
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
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and judgments that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates and judgments relating to share-based compensation, R&D expenses and accruals, income taxes and estimating the fair value of the Takeda warrant liability which expired in April 2017 have the greatest potential impact on our consolidated financial statements. We consider these to be our critical accounting policies and estimates.
Share-Based Compensation
We value share-based payment awards to employees and directors at fair value on the date of grant and we recognize that fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures in the period in which such forfeiture occurs and record share-based compensation expense as though all awards are expected to vest. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions. These assumptions include:

•
Expected Term. The expected term represents the period that our share-based payment awards are expected to be outstanding and is determined using the simplified method in accordance with the Securities and Exchange

Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107 and No. 110 (based on the mid-point between the vesting date and the end of the contractual term).

•
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

•	Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the stock options.

•	Expected Dividend. We have never paid, and do not anticipate paying, cash dividends on our common shares. Therefore, the expected dividend yield was assumed to be zero.
We base share-based compensation expense associated with time-vesting restricted share awards and restricted stock units on the fair value of our common shares on the grant date, which equals the closing market price of our common shares on the grant date. We recognize the share-based compensation expense related to these awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
We estimate share-based compensation expense associated with restricted share awards subject to market conditions on the grant date using a Monte Carlo valuation model. We recognize the resulting fair value as share-based compensation expense ratably over the derived service period regardless of whether the market conditions are satisfied.
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
Share-based payment awards granted by RSL to RSL, RSI, RSG and our employees are valued by RSL at fair value on the date of grant and that fair value is recognized as share-based compensation expense over the requisite service period. Significant judgment and estimates were used by RSL to estimate the fair value of these awards, as they are not publicly traded. RSL share-based payment awards are subject to specified vesting schedules and requirements (a mix of time-based and performance-based events). The fair value is based on various corporate event-based considerations, including targets for RSL’s post-IPO market capitalization and future financing events. The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model. Share-based compensation expense has been and will continue to be allocated to us over the requisite service period over which these RSL share-based payment awards are expected to vest and based on the relative percentage of time utilized by RSL, RSI and RSG employees on our matters.
No tax benefits for share-based compensation has been recognized in the consolidated statements of shareholders’ equity (deficit) or consolidated statements of cash flows. We have not recognized, and do not expect to recognize in the near future, any tax benefits related to share-based compensation as a result of our full valuation allowance on net deferred tax assets and net operating loss carryforwards.
Research and Development Expenses and Accruals
R&D expenses primarily include personnel-related costs for employees engaged in R&D activities and costs of third-parties who conduct clinical trial and clinical manufacturing activities on our behalf, and are expensed as incurred unless there is an alternative future use in other R&D projects. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as R&D.
Our accruals for clinical trials and other R&D activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, CROs, and CMOs. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price, upon achievement of a milestone event, or on a time and materials basis. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other R&D activities are recognized based on our estimate of the degree of completion of the event or events specified in the agreements.

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
When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. When and if we were to recognize interest and penalties related to unrecognized tax benefits, they would be reported in income tax expense.
Takeda Warrant Liability
We remeasured the Takeda warrant liability at fair value during each reporting period in which it was outstanding based on significant inputs not observable in the market, which caused it to be classified as a Level 3 financial instrument within the fair value hierarchy. The valuation of the Takeda warrant liability used assumptions and estimates we believed would be made by a market participant in making the same valuation. We assessed these assumptions and estimates on an ongoing basis as additional data impacting the assumptions and estimates were obtained. Changes in the fair value of the Takeda warrant liability related to updated assumptions and estimates were recognized in the consolidated statements of operations and comprehensive loss. The Takeda warrant expired on April 30, 2017.
Recent Accounting Pronouncements
For information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments.

Our investment policy establishes guidelines for the investment of surplus cash in a conservative and diversified investment portfolio which seeks to provide adequate liquidity for our operations while minimizing the loss of any principal. The securities permitted under our investment policy may be subject to market risk related to changes in interest rates and other market factors. We manage our sensitivity to these risks by investing in short-term, investment grade marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe that a hypothetical 10% change in market rates would have a material impact on the realized value of our investments. As of March 31, 2019, we had cash and cash equivalents of $156.1 million, consisting of commercial paper, money market funds, and non-interest-bearing cash deposits denominated in the U.S. dollar and Swiss franc. As of March 31, 2018, we had cash of $108.6 million, consisting of non-interest bearing cash deposits denominated in the U.S. dollar and Swiss franc.

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

Item 8.                                                         Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myovant Sciences Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Myovant Sciences Ltd. (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 24, 2019 expressed an unqualified opinion thereon.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, has incurred recurring losses and used significant cash flows in operations, expects continuing future losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
May 24, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myovant Sciences Ltd.

Opinion on Internal Control over Financial Reporting
We have audited Myovant Sciences Ltd.’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myovant Sciences Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and our report dated May 24, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Iselin, New Jersey
May 24, 2019

MYOVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$156,074	$108,624
Prepaid expenses and other current assets	10,194	5,139
Income tax receivable	524	1,000
Total current assets	166,792	114,763

Property and equipment, net	2,071	1,273
Other assets	4,114	3,065
Total assets	$172,977	$119,101

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,019	$4,578
Interest payable	1,077	282
Accrued expenses	53,614	30,265
Due to RSL, RSI and RSG	121	1,960
Current maturities of long-term debt	6,142	—
Total current liabilities	71,973	37,085

Deferred rent	1,157	408
Deferred interest payable	2,273	255
Long-term debt, less current maturities	93,240	43,624
Total liabilities	168,643	81,372

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized,72,057,490 and 60,997,856 issued and outstanding at March 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	505,851	266,178
Accumulated other comprehensive income	507	24
Accumulated deficit	(502,025)	(228,474)
Total shareholders’ equity	4,334	37,729
Total liabilities and shareholders’ equity	$172,977	$119,101

 The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended March 31,
	2019	2018	2017
Operating expenses:
Research and development(1)	$222,607	$116,832	$43,500
General and administrative(2)	42,219	24,231	12,357
Total operating expenses	264,826	141,063	55,857

Changes in the fair value of the Takeda warrant liability	—	—	27,518
Interest expense	8,821	2,046	—
Interest income	(881)	—	—
Other expense (income), net	309	(67)	139
Loss before income taxes	(273,075)	(143,042)	(83,514)
Income tax expense (benefit)	476	213	(74)
Net loss	$(273,551)	$(143,255)	$(83,440)
Net loss per common share — basic and diluted	$(4.09)	$(2.41)	$(1.70)
Weighted average common shares outstanding — basic and diluted	66,910,060	59,520,747	49,184,668

(1) Includes $2,575, $4,537 and $9,669 of costs allocated from RSL, RSI, and RSG during the years ended March 31, 2019, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 9).
(2) Includes $2,873, $4,182 and $4,409 of costs allocated from RSL, RSI, and RSG during the years ended March 31, 2019, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended March 31,
	2019	2018	2017

Net loss	$(273,551)	$(143,255)	$(83,440)
Other comprehensive income (loss):
Foreign currency translation adjustment	483	(116)	140
Total other comprehensive income (loss)	483	(116)	140

Comprehensive loss	$(273,068)	$(143,371)	$(83,300)

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Common Shares		Common Shares Subscribed	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at March 31, 2016	37,231,342	$1	$(1)	$1,434	$—	$(1,657)	$(223)
Sale of common shares in initial public offering, net of discounts, commissions and offering costs of $17,536	14,500,000	—	—	199,964	—	—	199,964
Shares issued to Takeda under the Takeda license agreement	5,077,001	—	—	7,740	—	—	7,740
Shares issued to settle the Takeda warrant liability	2,339,192	—	—	32,843	—	—	32,843
Share-based compensation expense	1,128,222	—	—	3,775	—	—	3,775
Capital contribution — share-based compensation	—	—	—	4,942	—	—	4,942
Capital contribution	—	—	—	1,035	—	—	1,035
Foreign currency translation adjustment	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	(83,440)	(83,440)
Balance at March 31, 2017	60,275,757	$1	$(1)	$251,733	$140	$(85,097)	$166,776
Adjustment to adopt ASU 2016-09	—	—	—	122	—	(122)	—
Shares issued to settle the Takeda warrant liability	4,432	—	—	58	—	—	58
Share-based compensation expense	564,111	—	—	10,587	—	—	10,587
Capital contribution — share-based compensation	—	—	—	996	—	—	996
Foreign currency translation adjustment	—	—	—	—	(116)	—	(116)
Stock option exercises	15,195	—	—	36	—	—	36
Shares issued to NovaQuest, net of issuance costs of $624	138,361	—	—	1,857	—	—	1,857
Warrants issued with debt financing	—	—	—	789	—	—	789
Settlement of RSL common shares subscribed	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	(143,255)	(143,255)
Balance at March 31, 2018	60,997,856	$1	$—	$266,178	$24	$(228,474)	$37,729
Issuance of shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2,919	3,970,129	—	—	84,052	—	—	84,052
Issuance of shares in connection with Private Placement with RSL	1,110,015	—	—	22,500	—	—	22,500
Share-based compensation expense	—	—	—	18,067	—	—	18,067
Capital contribution — share-based compensation	—	—	—	629	—	—	629
Capital contribution from RSI and RSG	—	—	—	752	—	—	752

Foreign currency translation adjustment	—	—	—	—	483	—	483
Issuance of shares in public equity offering, net of commissions and offering costs of $5,110	3,533,399	—	—	74,391	—	—	74,391
Shares issued to NovaQuest, net of issuance costs	2,286,284	—	—	37,982	—	—	37,982
Issuance of shares upon exercise of stock options and vesting of RSUs	159,807	—	—	1,300	—	—	1,300
Net loss	—	—	—	—	—	(273,551)	(273,551)
Balance at March 31, 2019	72,057,490	$1	$—	$505,851	$507	$(502,025)	$4,334

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(273,551)	$(143,255)	$(83,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	18,696	11,583	8,717
Depreciation	438	243	61
Amortization of debt discount and issuance costs	2,084	662	—
Acquisition of in-process research and development	—	—	13,117
Changes in the fair value of the Takeda warrant liability	—	—	27,518
Others	1,235	(116)	140
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,055)	(1,918)	(3,221)
Deferred tax assets	—	208	(208)
Income tax receivable	476	(895)	(105)
Other assets	76	(3,065)	—
Accounts payable	6,441	1,249	3,329
Interest payable	795	282	—
Accrued expenses	23,349	18,287	11,755
Due to RSL, RSI and RSG	(1,839)	(1,070)	4,009
Deferred rent	749	295	113
Deferred interest payable	2,018	255	—
Net cash used in operating activities	(224,088)	(117,255)	(18,215)
Cash flows from investing activities:
Purchase of property and equipment	(1,236)	(604)	(967)
Net cash used in investing activities	(1,236)	(604)	(967)
Cash flows from financing activities:
Cash proceeds from issuance of common shares in initial public offering, net of underwriting discount	—	—	202,275
Initial public offering costs paid	—	—	(2,311)
Cash proceeds from issuance of common shares in public equity offering, net of issuance costs paid	74,391	—	—
Cash proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs paid	84,052	—	—
Cash proceeds from issuance of common shares in Private Placement with RSL	22,500	—	—
Cash proceeds from debt financings, net of financing costs paid	53,974	43,751	—
Cash proceeds from issuance of common shares to NovaQuest, net of issuance costs paid	37,982	1,857	—
Cash capital contribution from RSL	—	—	1,035
Settlement of RSL common shares subscribed	—	1	—
Cash proceeds from stock option exercises	1,300	36	—
Cash paid to NovaQuest for annual debt administration fee	(300)	—	—
Due to RSL and RSI for amounts paid on behalf of the Company	—	—	(979)
Net cash provided by financing activities	273,899	45,645	200,020
Net change in cash, cash equivalents and restricted cash	48,575	(72,214)	180,838
Cash, cash equivalents and restricted cash, beginning of period	108,624	180,838	—
Cash, cash equivalents and restricted cash, end of period	$157,199	$108,624	$180,838
Non-cash investing and financing activities:
Acquisition of in-process research and development	$—	$—	$13,117
Warrants issued to Hercules	$—	$789	$—
Supplemental disclosure of cash paid:
Income taxes	$—	$900	$240
Interest	$3,923	$845	$—
 The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Consolidated Financial Statements
Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly owned subsidiaries, the Company) is a clinical-stage healthcare company focused on developing and commercializing innovative therapies for women’s health and prostate cancer. The Company is developing relugolix 40 mg in combination with low-dose estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, relugolix 120 mg as a monotherapy for advanced prostate cancer, and an additional product candidate, MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Both relugolix and MVT-602 were licensed to the Company by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
The Company is an exempted company limited by shares incorporated under the laws of Bermuda in February 2016 under the name Roivant Endocrinology Ltd. The Company changed its name to Myovant Sciences Ltd. in May 2016. Since its inception, the Company has devoted substantially all of its efforts to identifying and in-licensing its product candidates, organizing and staffing the Company, raising capital, preparing for and advancing the clinical development of its product candidates, and preparing for potential future regulatory approvals and commercialization of relugolix.
The Company has incurred, and expects to continue to incur, significant operating losses and negative cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix. To date, the Company has not generated any revenue, and it does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. See Note 2(C), “Summary of Significant Accounting Policies—Going Concern and Management’s Plans.”
On May 14, 2019, the Company announced that LIBERTY 1, the first of two Phase 3 studies of once daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints. The Company further expects to announce top-line results from four additional Phase 3 clinical trials over the next three quarters.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation:
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying consolidated financial statements have been prepared in accordance with United States, or U.S., generally accepted accounting principles, or U.S. GAAP.
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
(B) Use of Estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including the evaluation of the Company’s ability to continue as a going concern, compensation and other expenses allocated to the Company under its services agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of the Company’s controlling shareholder, Roivant Sciences Ltd., or RSL, as well as share-based compensation expenses, research and development, or R&D, expenses and accruals, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses incurred during the reporting period, that are not readily apparent from other sources. Actual results could differ from those estimates.
(C) Going Concern and Management’s Plans:
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. During the year ended March 31, 2019, the Company incurred net losses of $273.6 million and used $224.1 million of cash and cash equivalents in operations. The Company expects to continue to incur significant and increasing operating losses and negative cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. Based on its current operating plan, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least the first quarter of its fiscal year ending March 31, 2020. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch relugolix. The Company anticipates that it will continue to incur net losses for the foreseeable future.

To continue as a going concern, the Company will need, among other things, additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including through financing activities in public or private capital markets, financing arrangements with Roivant Sciences, structured transactions such as royalty financings, collaborations, license or development agreements, or other collaborations and cost containment measures. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. Although the Company believes that it will continue to raise capital to fund its operations as it has in the past, ASC 240-40, Going Concern, does not allow the Company to consider future financing activities that are not probable of being implemented in its assessment of the Company’s future cash burn for the purpose of its liquidity assessment.

Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements and footnotes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(D) Risks and Uncertainties:
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development of its product candidates, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, ability to transition from pilot-scale manufacturing to large-scale production of products, and dependence on third-party service providers such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs.

(E) Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents consisting of money market funds and commercial paper. As of March 31, 2019, cash and cash equivalent balances are diversified between three financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its money market funds and commercial paper. The Company maintains its cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities of investments to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.
(F) Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Interest income consists of interest earned on money market funds and the accretion of discounts to maturity for commercial paper.

Restricted cash consists of non-interest bearing legally restricted deposits held as compensating balances against the Company’s corporate credit card program and an irrevocable standby letter of credit provided as security for the Company’s office lease. Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash, and consists of the following (in thousands):

	March 31,
	2019	2018	2017
Cash and cash equivalents	$156,074	$108,624	$180,838
Restricted cash(1)	1,125	—	—
Total cash, cash equivalents and restricted cash	$157,199	$108,624	$180,838
(1) Included in other assets on the consolidated balance sheets.
(G) Property and Equipment, net:
Property and equipment, net consisting of computers, equipment, furniture and fixtures, leasehold improvements, and software, is recorded at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful lives of the assets, which range from three to seven years once the asset is installed and placed into service. Leasehold improvements are amortized using the straight-line method over their estimated useful life or the remaining lease term, whichever is shorter.
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
(H) Operating Leases:
At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where lease agreements contain rent escalation clauses, rent abatements and/or concessions, such as rent holidays and tenant improvement allowances, the Company applies them in the determination of straight-line rent expense over the lease term.
Certain lease agreements also require the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred.
(I) Debt Issuance Costs and Debt Discount:
Debt issuance costs include the costs of debt financings undertaken by the Company, including legal fees, accounting fees, and other direct costs of the financing. Debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method. Further, debt discounts created as a result of the allocation of proceeds received from a debt issuance to warrants issued in conjunction with the debt issuance are amortized to interest expense under the effective interest method over the life of the recognized debt liability.
(J) Contingencies:
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the FASB on accounting for contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum amount in the range. In the cases where the Company believes that a material reasonably possible loss exists, the Company discloses the facts and circumstances of the contingency, including an estimable range, if possible.
(K) Research and Development Expenses:
R&D costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based on an ongoing review of the level of effort and costs actually incurred. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. R&D expenses primarily consist of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for employees engaged in R&D activities, payments made under third party license agreements, certain costs allocated to the Company for activities performed by RSI and RSG under services agreements with the Company, as well as allocated share-based compensation expense from RSL, and expenses from third parties who conduct R&D activities on behalf of the Company. The Company expenses in-process R&D projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use.
(L) Share-Based Compensation:
Share-based awards to employees and directors are valued at fair value on the date of grant and that fair value is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures in the period in which such forfeiture occurs and records share-based compensation expense as though all awards are expected to vest. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions. These assumptions include:

•
Expected Term. The expected term represents the period that the Company’s share-based awards are expected to be outstanding and is determined using the simplified method in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107 and No. 110 (based on the mid-point between the vesting date and the end of the contractual term).

•
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

•	Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the stock options.

•	Expected Dividend. The Company has never paid, and does not anticipate paying, cash dividends on its common shares. Therefore, the expected dividend yield was assumed to be zero.
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
Share-based payment awards granted by RSL to RSL, RSI, RSG and the Company’s employees are valued by RSL at fair value on the date of grant and that fair value is recognized as share-based compensation expense over the requisite service period. Significant judgment and estimates were used by RSL to estimate the fair value of these awards, as they are not publicly traded. RSL share-based payment awards are subject to specified vesting schedules and requirements (a mix of time-based and performance-based events). The fair value is based on various corporate event-based considerations, including targets for RSL’s post-IPO market capitalization and future financing events. The fair value of each RSL option is estimated on the date of grant using the Black-Scholes closed-form option-pricing model. Share-based compensation expense has been and will continue to be allocated to the Company over the requisite service period over which these RSL share-based payment awards are expected to vest and based on the relative percentage of time utilized by RSL, RSI and RSG employees on the Company’s matters.
No tax benefits for share-based compensation has been recognized in the consolidated statements of shareholders’ equity (deficit) or consolidated statements of cash flows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefits related to share-based compensation as a result of its full valuation allowance on net deferred tax assets and net operating loss carryforwards.
(M) Takeda Warrant Liability:
The Company recorded the Takeda warrant liability at its estimated fair value in the consolidated balance sheets. The Company remeasured the estimated fair value of the Takeda warrant liability each reporting period in which it was outstanding and recorded the change in the fair value in the consolidated statements of operations and comprehensive loss. The Takeda warrant liability expired on April 30, 2017.
(N) Income Taxes:
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
(O) Net Loss per Common Share:
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, where applicable, for outstanding yet unvested shares of restricted common stock. The computation of diluted net loss per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, restricted share awards, and warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total shares outstanding for basic and diluted net loss per common share.
As of March 31, 2019, 2018 and 2017, potentially dilutive securities were as follows:

	March 31,
	2019	2018	2017
Stock options	5,396,465	3,549,405	1,525,857
Restricted share awards (unvested)	916,679	1,198,735	1,128,222
Restricted stock units (unvested)	39,387	15,000	—
Warrants	73,710	73,710	—
Total	6,426,241	4,836,850	2,654,079
(P) Fair Value Measurements:
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
The Company’s financial instruments include cash, cash equivalents consisting of commercial paper and money market funds, accounts payable and debt. Cash, cash equivalents, and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of the Company’s debt approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy.
(Q) Foreign Currency:
The results of the Company’s non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date and shareholders’ equity (deficit) is translated using historical rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity (deficit). Foreign currency exchange transaction gains and losses are included in other expense (income), net in the Company’s consolidated statements of operations.
(R) Recently Adopted Accounting Standards:
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force, or ASU 2016-18. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach, if applicable, with early adoption permitted. The Company adopted ASU 2016-18 on April 1, 2018. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB No. 118), or ASU 2018-05. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin (SAB) No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which was effective immediately. The SEC issued SAB No. 118 to address concerns about reporting entities’ ability to comply timely with the accounting requirements to recognize the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB No. 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. As permitted by SAB No. 118, the Company recorded provisional amounts in the year ended March 31, 2018 and finalized its accounting for these provisional estimates based on guidance, interpretations and all available data in the year ended March 31, 2019. No material adjustments were made to the provisional amounts.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. ASU 2016-16 requires the income tax consequences of intra-entity transfers of assets, other than inventory, to be recognized when the transfer occurs. The new standard was effective for the Company on April 1, 2018 and was adopted using a modified retrospective approach. The adoption of this standard resulted in the recognition of a deferred tax asset of $38.7 million with a corresponding valuation allowance of $38.7 million.

(S) Recently Issued Accounting Standards Not Yet Adopted:
(1) Leases:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11,  Targeted Improvements. The core principle of Topic 842 will require lessees to recognize on the consolidated balance sheets a liability to make lease payments and a right-of-use, or ROU, asset representing its right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months.  The lease liability will be measured at the present value of the unpaid lease payments and the ROU asset will be derived from the calculation of the lease liability. Lease payments will include fixed and in-substance fixed payments, variable payments based on an index or rate, exercise price of purchase options that are reasonably certain to be exercised, termination penalties, and probable amounts the lessee will owe under a residual value guarantee. Topic 842 also requires lessees to disclose key information about leasing arrangements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application (“Transition Date”).  An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  The Company plans to adopt the new standard on April 1, 2019 and use the effective date as its date of initial application.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients,” which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs.  As a result, the Company will in effect, continue to account for existing leases - i.e. leases for which the commencement date is before April 1, 2019 - in accordance with Topic 840 throughout the entire lease term, including periods after the effective date, with the exception that the Company will apply the new balance sheet recognition guidance for operating leases and apply Topic 842 for remeasurements and modifications after the Transition Date.

While the Company continues to assess all the effects of adoption, the Company believes the most significant effects relate to the recognition of a ROU asset and corresponding liability on its consolidated balance sheet, primarily related to its existing facility operating lease, and providing new disclosures with regards to the Company’s leasing activities.  The Company currently expects that the adoption of the new standard will result in the recording of a ROU asset of approximately $9.0 million to $10.0 million and a lease liability of approximately $10.0 million to $11.0 million.

(2) Others:

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The Company plans to adopt this new standard on April 1, 2019. The Company does not expect that the adoption of ASU 2018-02 will have a material impact on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company plans to adopt the new standard on April 1, 2019. The Company does not expect that the adoption of ASU 2018-07 will have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, or ASU 2018-15, which amends ASC 350-40, Internal-Use Software, to include in its scope implementation costs of a cloud computing arrangement that is a service contract. Consequently, the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement is aligned with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
Note 3—License Agreement
On April 29, 2016, the Company entered into a license agreement pursuant to which Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, in exchange for the following:

•	The Company issued and delivered 5,077,001 of its common shares upon entry into the license agreement.

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

•
The Company issued a warrant to Takeda to purchase an indeterminate number of capital shares. The warrant entitled Takeda, together with its affiliates, to maintain a 12% ownership interest in the Company, as determined after such exercise, through the later of (i) April 30, 2017 or (ii) the final closing of the Company’s IPO, unless earlier terminated upon a change in control. The Company issued and delivered a total of 2,343,624 of its common shares to Takeda under this warrant prior to its expiration on April 30, 2017.

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
Note 4—Accrued Expenses
As of March 31, 2019 and 2018, accrued expenses consisted of the following (in thousands):

	March 31,
	2019	2018

Accrued R&D expenses	$46,947	$25,988
Accrued compensation-related expenses	5,024	2,792
Accrued professional service fees	370	566
Accrued other expenses	1,273	919
Total accrued expenses	$53,614	$30,265
Note 5—Financing Arrangements
(A) NovaQuest:
In October 2017, the Company, its subsidiaries, as guarantors, and NovaQuest Capital Management, or NovaQuest, entered into (i) a Securities Purchase Agreement, or the NovaQuest Securities Purchase Agreement, and (ii) an Equity Purchase Agreement, or the NovaQuest Equity Purchase Agreement. Pursuant to the NovaQuest Securities Purchase Agreement, the Company had the option, at its discretion, to issue up to $60.0 million aggregate principal amount of notes to NovaQuest and concurrent with each purchase of notes, NovaQuest was obligated to purchase up to $20.0 million of the Company’s common shares on a pro rata basis, subject to certain terms and conditions, through December 31, 2018. The equity purchase price for each such purchase was equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date. The Company committed that it would issue at least $30.0 million aggregate principal amount of notes through December 31, 2018, subject to certain terms and conditions. The Company issued $6.0 million aggregate principal amount in October 2017 and $54.0 million aggregate principal amount in December 2018. With the issuance of $6.0 million aggregate principal amount of notes in October 2017, NovaQuest purchased 138,361 common shares for $2.0 million, and with the issuance of $54.0 million aggregate principal amount of notes in December 2018, NovaQuest purchased 1,082,977 common shares for $18.0 million.
The notes bear interest at a rate of 15% per annum, of which 5% is payable quarterly, and 10% is payable on a deferred basis on the earlier of the Amortization Date (as defined below) and the repayment in full of the notes. The notes mature on October 16, 2023. The Company will be required to amortize the principal amount of the notes in equal quarterly installments commencing on November 1, 2020, subject to extension at the Company’s option to November 1, 2021, or the Amortization Date, provided certain terms and conditions are met. Early redemption of the notes is subject to a redemption charge. The Company’s obligations under the NovaQuest Securities Purchase Agreement are secured by a second-lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets (other than intellectual property). The NovaQuest Securities Purchase Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applies commencing on the Amortization Date, and also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding note balance and NovaQuest may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the NovaQuest Securities Purchase Agreement.
Pursuant to the NovaQuest Equity Purchase Agreement, NovaQuest committed to purchase up to an additional $20.0 million of the Company’s common shares from time to time at the Company’s discretion through December 31, 2018, with an option to extend the commitment through December 31, 2019, subject to certain terms and conditions. The Company committed that it would exercise its option to sell and issue a minimum of $10.0 million of its common shares under the NovaQuest Equity Purchase Agreement through December 31, 2018, subject to certain terms and conditions. In December 2018, the Company exercised this option and issued and sold 1,203,307 common shares for $20.0 million. The purchase price for the common shares issued was equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date.
The Company incurred financing costs related to the NovaQuest Securities Purchase Agreement of $1.0 million. During the years ended March 31, 2019 and 2018, interest expense included $0.4 million and $0.2 million, respectively, of amortized deferred financing costs related to the NovaQuest notes. During the year ended March 31, 2019, the Company paid NovaQuest an annual debt administration fee of $0.3 million, which has been deferred and is being amortized over twelve months.
Outstanding debt obligations to NovaQuest are as follows (in thousands):

	March 31,
	2019	2018

Principal amount	$60,000	$6,000
Less: unamortized debt issuance costs	(756)	(854)
Loan payables less unamortized debt issuance costs	59,244	5,146
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt issuance costs	$59,244	$5,146

(B) Hercules:

In October 2017, the Company, its subsidiaries, as guarantors, and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provided up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018. The Term Loans bear interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The interest rate on the Term Loans was 9.50% as of March 31, 2019. Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date has been extended from May 1, 2021 to November 1, 2021 as a result of the achievement of a financing milestone during July 2018. The Company is obligated to make monthly interest payments during the Interest-only Period, subject to certain terms and conditions, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period has been extended from June 1, 2019 to December 1, 2019 as a result of the achievement of a financing milestone during July 2018 and may be further extended until June 1, 2020 if a certain clinical development milestone is met, as specified in the Hercules Loan Agreement. Prepayment of the Term Loan is subject to a prepayment charge. The Company is also obligated to pay an end of term charge of 6.55% of the principal amount of the Term Loans funded under the Hercules Loan Agreement, on the earlier of the maturity date or the date that the Term Loans otherwise become due and payable. The Company’s obligations under the Hercules Loan Agreement are secured by a first-lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets (other than intellectual property). The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that ceases to apply if the Company achieves both the clinical development and financing milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also includes customary events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.
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

The Company issued the first tranche of the Term Loans at a discount of $2.1 million, including the relative fair value of the related Warrant, and incurred financing costs of $1.3 million. The second tranche of the Term Loans was issued at a discount of $1.3 million, including the relative fair value of the related Warrant. During the years ended March 31, 2019 and 2018, interest expense included $1.7 million and $0.5 million, respectively, of amortized debt discount and issuance costs related to the Term Loans.
Outstanding debt obligations to Hercules are as follows (in thousands):

	March 31,
	2019	2018

Principal amount	$40,000	$40,000
End of term charge	2,620	2,620
Less: unamortized debt discount and issuance costs	(2,482)	(4,142)
Loan payables less unamortized debt discount and issuance costs	40,138	38,478
Less: current maturities	(6,142)	—
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$33,996	$38,478

(C) Debt Maturities

Annual maturities of debt outstanding as of March 31, 2019 are as follows (in thousands):

Years Ended March 31,

2020	$6,142
2021	28,854
2022	32,696
2023	18,462
2024	13,846
Thereafter	—
Total	$100,000

Note 6—Related Party Transactions
(A) Services Agreements:
In July 2016, the Company entered into a services agreement with RSI, effective April 29, 2016, under which RSI agreed to provide certain administrative and R&D services to the Company. Under this services agreement, the Company pays or reimburses RSI for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges the Company based on the relative percentage of time utilized on Company matters by the respective employee. All other third-party pass thru costs are billed to the Company at cost. The consolidated financial statements include third-party expenses incurred on behalf of the Company that have been paid by RSI and RSL.
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
Under the Services Agreements, for the years ended March 31, 2019, 2018 and 2017, the Company incurred expenses (inclusive of third party pass thru costs billed to the Company) of $4.8 million, $7.7 million and $9.2 million, respectively, inclusive of the mark-up. These amounts are included in R&D expenses and G&A expenses based upon the nature of the service performed under the Services Agreements. The Company has replaced many of the services previously provided by RSI and RSG with its own internally developed capabilities or external professional service providers. The level of support the Company receives from RSI and RSG is expected to continue to decrease as the Company further decentralizes its activities from RSL.
(B) Share-Based Compensation Expense Allocated to the Company by RSL:
Share-based compensation expense has been and will continue to be allocated to the Company by RSL over the requisite service period over which RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL, RSI, RSG and the Company’s employees, the Company recorded share-based compensation expense of $0.6 million, $1.0 million and $4.9 million, respectively, for the years ended March 31, 2019, 2018 and 2017. Refer to Note 9 for further details.
(C) Private Placement with RSL:
See Note 7(D) for information regarding the Private Placement with RSL.
(D) Option Agreement with RSL:
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
(E) Information Sharing and Cooperation Agreement with RSL:
In July 2016, the Company entered into an information sharing and cooperation agreement, or the Cooperation Agreement, with RSL. The Cooperation Agreement, among other things: (1) obligates the Company to deliver periodic financial statements and other financial information to RSL and to comply with other specified financial reporting requirements; and (2) requires the Company to supply certain material information to RSL to assist it in preparing any future SEC filings. Subject to specified exceptions, the Cooperation Agreement will terminate upon the earlier of the mutual written consent of the parties or when RSL is no longer required by U.S. GAAP to consolidate the Company’s financial statements, account for its investment in the Company under the equity method of accounting or, by any rule of the SEC, include the Company’s separate financial statements in any filings it may make with the SEC. On May 24, 2019, the Company entered into Amendment No. 1 to the Cooperation Agreement, pursuant to which RSL has agreed, in connection with each of the Company’s next three public offerings of its common shares, that RSL will (1) provide to the Company and the underwriter(s) engaged by the Company in connection with such public offering an indication of interest for RSL to participate as a purchaser in such public offerings, and (2) enter into a customary lock-up agreement with the underwriters in connection with such public offerings.
(F) Manufacture and Supply Agreement:
In June 2016, the Company and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited is supplying the Company, and the Company has obtained from Takeda Limited, all of its requirements for relugolix drug substance and drug product to be used under its development plans for all indications. Takeda Limited is also assisting the Company with a technical transfer of the manufacturing process for relugolix to it and its designee and the Company is paying the expenses related to such transfer.
(G) Commercial Manufacturing and Supply Agreement:
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
Note 7—Shareholders’ Equity (Deficit)
(A) Overview:
The Company’s Memorandum of Association, filed on February 2, 2016 in Bermuda, authorized the creation of one class of shares. As of March 31, 2019, the Company had 564,111,242 shares authorized with a par value of $0.000017727 per share.
(B) Initial Public Offering and Reverse Stock Split:
On October 18, 2016, the Company’s board of directors approved a 1-for-1.7727 reverse stock split of the Company’s outstanding common shares. The reverse stock split became effective on October 18, 2016. These consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.
On November 1, 2016, the Company completed its IPO of common shares. The Company sold 14,500,000 common shares at a price of $15.00 per common share, for gross proceeds of $217.5 million. The Company received net proceeds of $200.0 million, after deducting $15.2 million in underwriting discounts and commissions and $2.3 million in offering costs paid by the Company.
(C) Underwritten Public Equity Offering of Common Shares:
In July and August 2018, the Company completed an underwritten public equity offering of 3,533,399 of its common shares (including 200,065 common shares issued and sold upon the partial exercise of the underwriters’ option to purchase additional shares) at a public offering price of $22.50 per common share. After deducting the underwriting discounts and commissions and offering costs paid by the Company, the net proceeds to the Company in connection with the underwritten public equity offering, including from the partial option exercise, were approximately $74.4 million.

(D) Private Placement with RSL:
In April 2018, the Company entered into a share purchase agreement, or the Purchase Agreement, with RSL, its controlling shareholder, pursuant to which the Company sold to RSL 1,110,015 of its common shares at a purchase price of $20.27 per common share, for gross proceeds of $22.5 million, in a private placement, or the Private Placement.

(E) At-the-Market Equity Offering Program:
In April 2018, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the year ended March 31, 2019, the Company issued and sold 3,970,129 of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $21.91 per common share for aggregate net proceeds to the Company of approximately $84.1 million, after deducting underwriting commissions and offering costs paid by the Company. As of March 31, 2019, the Company had approximately $13.0 million of capacity available to it under its “at-the-market” equity offering program. In April 2019, the Company issued and sold an additional 106,494 common shares for aggregate net proceeds of $2.5 million pursuant to this program.

(F) Issuance of Equity Instruments to NovaQuest and Hercules:
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

(G) Takeda Warrant Liability:
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

Note 8—Income Taxes
The loss before income taxes and the related tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Loss before income taxes:
United States	$(11,246)	$(7,229)	$(2,924)
Switzerland	(247,445)	(129,261)	(29,745)
Bermuda	(14,357)	(6,513)	(50,845)
Other(1)	(27)	(39)	—
Total loss before income taxes	$(273,075)	$(143,042)	$(83,514)

Current taxes:
United States	$473	$13	$125
Switzerland	—	—	—
Bermuda	—	—	—
Other(1)	3	(8)	9
Total current tax expense	476	5	134
Deferred taxes:
United States	—	208	(208)
Switzerland	—	—	—
Bermuda	—	—	—
Other(1)	—	—	—
Total deferred tax expense (benefit)	—	208	(208)
Total income tax expense (benefit)	$476	$213	$(74)

(1)	Primarily United States state and local, Ireland and United Kingdom activity.

A reconciliation of income tax expense (benefit) computed at the Bermuda statutory rate to income tax expense (benefit) reflected in the consolidated financial statements is as follows (dollars in thousands):

	Years Ended March 31,
	2019		2018		2017
Income tax benefit at Bermuda statutory rate	$—	—%	$—	—%	$—	—%
Foreign rate differential(2)	(31,252)	11.44	(14,802)	10.35	(7,592)	9.09
Valuation allowance	32,335	(11.83)	13,966	(9.77)	7,378	(8.83)
Tax reform	—	—	1,049	(0.73)	—	—
Other	(607)	0.22	—	—	140	(0.17)
Total income tax expense (benefit)	$476	(0.17)%	$213	(0.15)%	$(74)	0.09%

(2)
Primarily related to current tax on United States operations including permanent and temporary differences (e.g. research and development credits, etc.) as well as operations in Switzerland and the United Kingdom at rates different than the Bermuda rate.

The Company’s effective tax rate for the years ended March 31, 2019, 2018 and 2017 was (0.17)%, (0.15)% and 0.09%, respectively, and is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets and liabilities as of March 31, 2019 and 2018 are as follows (in thousands):

	March 31,
	2019	2018
Deferred tax assets:
Research tax credits	$7,224	$2,948
Net operating losses(3)	38,194	16,045
Share-based compensation	6,106	2,380
Intangibles(4)	38,673	—
Other	2,539	169
Subtotal	92,736	21,542
Valuation allowance	(92,330)	(21,367)

Deferred tax liabilities:
Depreciation	(406)	(175)
Total deferred tax assets	$—	$—

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

(4) In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. ASU 2016-16 requires the income tax consequences of intra-entity transfers of assets, other than inventory, to be recognized when the transfer occurs. The new standard was effective for the Company on April 1, 2018 and was adopted using a modified retrospective approach. The adoption of this standard resulted in the recognition of a deferred tax asset of $38.7 million with a corresponding valuation allowance of $38.7 million.

As of March 31, 2019, the Company’s net operating losses in Switzerland, Ireland, and the United Kingdom were $376.2 million, $32 thousand, and $14.4 million, respectively. The Switzerland net operating losses will begin to expire on March 31, 2025. The net operating losses in Ireland and the United Kingdom can be carried forward indefinitely with annual usage limitations where applicable. As of March 31, 2019, the Company has research and development credit carryforwards in the United States in the amount of $7.2 million which will begin to expire on March 31, 2037.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $92.3 million as of March 31, 2019 representing the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
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
The Company is subject to tax and will file income tax returns in the United Kingdom, Switzerland, Ireland, and the United States federal and certain state and local jurisdictions.  The Company is subject to tax examinations for tax years ended March 31, 2017 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. There are no uncertain tax benefits recorded as of March 31, 2019.

Note 9—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan:
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2018, the number of common shares authorized for issuance increased automatically by 2.4 million shares in accordance with the evergreen provision of the 2016 Plan. As of March 31, 2019, a total of 2.1 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(B) Stock Options:
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
A summary of stock option activity and data under the Company’s 2016 Plan for the periods presented is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2016	—	$—	$—	—	$—
Granted	1,525,857	$5.06	$11.90
Options outstanding at March 31, 2017	1,525,857	$5.06	$11.90	9.52	$10,255
Granted	2,338,116	$12.50	$8.35
Exercised	(15,195)	$2.38	$12.75
Forfeited	(299,373)	$6.64	$11.35
Options outstanding at March 31, 2018	3,549,405	$9.84	$9.60	9.02	$40,557
Granted	2,246,410	$21.36	$14.10
Exercised	(154,494)	$8.41	$10.29
Forfeited	(244,856)	$14.59	$11.05
Options outstanding at March 31, 2019	5,396,465	$14.46	$11.39	8.51	$50,878
Options vested and expected to vest at March 31, 2019	5,396,465	$14.46	$11.39	8.51	$50,878
Options exercisable at March 31, 2019	1,581,810	$9.11	$9.99	7.87	$23,342

As of March 31, 2019, 2018 and 2017, there were 1,581,810, 502,361 and 28,406 vested options, respectively. Additional information regarding options is set forth below (in thousands, except per share data).

	Years Ended March 31,
	2019	2018	2017
Intrinsic value of options exercised	$2,167	$181	$—
Grant date fair value of options vested	$11,409	$5,831	$350
Weighted-average grant date fair value per share of options granted	$14.10	$8.35	$11.90
(C) Restricted Share Awards and Restricted Stock Units:
A summary of restricted share award and restricted stock unit activity under the Company’s 2016 Plan for the periods presented is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2016	—	$—
Granted	1,128,222	$5.10
Unvested balance at March 31, 2017	1,128,222	$5.10
Granted	579,111	$14.10
Vested	(493,598)	$5.10
Unvested balance at March 31, 2018	1,213,735	$9.39
Granted	29,700	$17.28
Vested	(287,369)	$5.21
Unvested balance at March 31, 2019	956,066	$10.90
The total fair value of restricted share awards vested during the years ended March 31, 2019 and 2018 was $1.4 million and $2.5 million, respectively. No restricted share awards vested during the year ended March 31, 2017. The total fair value of restricted stock units, or RSUs, vested during the year ended March 31, 2019 was $0.1 million. No RSUs vested during the years ended March 31, 2018 or 2017.
(D) Share-Based Compensation Expense:
Share-based compensation expense was as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Share-based compensation expense recognized as:
R&D expenses	$7,161	$3,674	$3,893
G&A expenses	11,535	7,909	4,824
Total	$18,696	$11,583	$8,717
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
Total unrecognized share-based compensation expense was approximately $45.2 million as of March 31, 2019 and is expected to be recognized over a weighted-average period of approximately 2.83 years.
The Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table:

	Years Ended March 31,
	2019	2018	2017
Expected common share price volatility	71.6%	74.4%	75.5%
Expected risk free interest rate	2.78%	2.04%	1.57%
Expected term, in years	6.23	6.22	6.35
Expected dividend yield	—%	—%	—%

(E) Share-Based Compensation Expense for Related Parties:
(1) Share-Based Compensation Expense Allocated to the Company by RSL:
In relation to the RSL common share awards and RSL options issued by RSL to RSL, RSI, RSG and the Company’s employees, the Company recorded share-based compensation expense of $0.6 million, $1.0 million and $4.9 million, respectively, for the years ended March 31, 2019, 2018 and 2017.
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
(2) RSL RSUs:
The Company’s Principal Executive Officer was granted 66,845 RSL RSUs during the year ended March 31, 2017. These RSUs will vest to the extent certain RSL performance criteria and certain RSL liquidity conditions are satisfied within specified years of the grant date, provided that the Company’s Principal Executive Officer has provided continued service to RSL or its subsidiaries through such date. As of March 31, 2019, the performance conditions had not been met and were deemed not probable of being met. For the years ended March 31, 2019, 2018 and 2017, the Company recorded no share-based compensation expense related to these RSL RSUs. As of March 31, 2019, there was $0.9 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this share-based compensation expense upon achievement of the performance and market conditions through the requisite service period.
Note 10—Fair Value Measurements
As of March 31, 2019, assets measured at fair value on a recurring basis consisted of money market funds and commercial paper, which are included in cash and cash equivalents in the consolidated balance sheet. There were no assets measured at fair value as of March 31, 2018. The following table summarizes these assets (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Money market funds	$83	$—	$—	$83
Commercial paper	—	126,050	—	126,050
Total assets	$83	$126,050	$—	$126,133

Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Commercial paper is included in Level 2 of the fair value hierarchy and is valued using third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

There were no liabilities measured at fair value on a recurring basis as of March 31, 2019 or 2018. There were no transfers of assets or liabilities between the fair value hierarchy levels that occurred during the years ended March 31, 2019, 2018 or 2017.

Before expiration on April 30, 2017, the Company measured the warrant liability associated with the license agreement with Takeda at fair value based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the warrant liability used assumptions and estimates the Company believed would be made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an ongoing basis through the expiration of the Takeda warrant as additional data impacting the assumptions and estimates was obtained. Changes in the fair value of the warrant liability related to updated assumptions and estimates were recognized as other (expense) income in the consolidated statements of operations.

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

Note 11—Commitments and Contingencies
(A) Operating Leases:
The Company leases 40,232 square feet of office space located in Brisbane, California, pursuant to a lease agreement, as amended, that expires in May of 2026. The Company has the option to extend the lease term for an additional seven years. The lease agreement, as amended, required the Company to deliver an irrevocable standby letter of credit in the amount of $0.5 million to the landlord, the amount of which is subject to reduction to approximately $0.2 million if certain conditions are met, for the duration of the lease.
Future operating lease obligations (excluding the optional lease renewal term) as of March 31, 2019 are as follows (in thousands):

Years Ended March 31,	Operating Leases

2020	$2,006
2021	2,065
2022	2,128
2023	2,200
2024	2,339
Thereafter	5,307
Total minimum operating lease payments	$16,045
Rent expense for the years ended March 31, 2019, 2018 and 2017 was $2.1 million, $0.9 million and $0.3 million, respectively.
(B) Indemnification Agreements:

The Company has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification liability is unlimited; however, the Company holds directors’ and officers’ liability insurance which limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. In the normal course of business, the Company also enters into contracts and agreements with service providers and other parties with which it conducts business that contain indemnification provisions pursuant to which the Company has agreed to indemnify the party against certain types of third-party claims. The Company has not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
(C) Contract Service Providers:
In the normal course of business, the Company enters into agreements with contract service providers to assist in the performance of its R&D activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.
(D) Legal Contingencies:
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the loss contingency, including an estimable range, if possible. The Company is currently not involved in any material legal proceedings.
(E) Others:
The Company has entered into commitments under its license agreement with Takeda (See Note 3) and financing arrangements with NovaQuest and Hercules (See Note 5).

Note 12—Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial data of the Company for the years ended March 31, 2019 and 2018. The unaudited quarterly financial data is prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, includes all recurring adjustments necessary for a fair statement of such information. The Company’s operating results for any quarter are not necessarily indicative of the operating results for any future quarters or a full year. The net loss per common share amounts for the quarterly periods have been computed separately. Therefore, the sum of quarterly net loss per common share amounts may not equal annual net loss per common share amounts.

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2019	2017	2017	2017	2018
Total operating expenses	$60,083	$64,123	$69,120	$71,500	$21,890	$30,311	$41,515	$47,347
Net loss	$(62,134)	$(65,770)	$(70,633)	$(75,014)	$(23,317)	$(29,908)	$(41,777)	$(48,253)
Net loss per share attributable to common shareholders - basic and diluted	$(0.98)	$(0.99)	$(1.04)	$(1.07)	$(0.39)	$(0.50)	$(0.70)	$(0.81)

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.                                                         Controls and Procedures
(1) Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(2) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on its assessment, our management has concluded that, as of March 31, 2019, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II. Item 8. of this Annual Report on Form 10K.
(3) Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information
On May 24, 2019, we entered into Amendment No. 1 to our Information Sharing and Cooperation Agreement with Roivant Sciences Limited, or RSL, pursuant to which RSL has agreed, in connection with each of our next three public offerings of our common shares, that RSL will (1) provide to us and the underwriter(s) engaged by us in connection with such public offering an indication of interest for RSL to participate as a purchaser in such public offerings, and (2) enter into a customary lock-up agreement with the underwriters in connection with such public offerings.
On May 23, 2019, our board of directors approved, and the holder of a majority of our issued and outstanding common shares approved by written consent, an amendment and restatement of our bye-laws, to be our Fourth Amended and Restated Bye-Laws, which amends our bye-laws (1) to establish procedures for the appointment of a majority of the directors on our board by RSL at any time that RSL holds less than 50.0% but more than or equal to 35.0% of the aggregate voting rights attached to our issued and outstanding common shares, and (2) to remove the procedures and requirements of voting rights of such shares that are treated as controlled shares of a U.S. Person whose controlled shares constitute nine and one-half percent (9.5%) or more of the voting power of all of our issued common shares. The effective date of the adoption of the Fourth Amended and Restated Bye-Laws is anticipated to be in late June or early July 2019.

PART III.

We intend to file a definitive proxy statement for our 2019 Annual General Meeting of Shareholders, or the 2019 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after March 31, 2019. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.         Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2019 Proxy Statement under the captions “Election of Directors,” “Information Regarding Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.         Executive Compensation
The information required by this item will be contained in our 2019 Proxy Statement under the captions “Information Regarding Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our 2019 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance-Independence of the Board of Directors” and is incorporated herein by reference.

Item 14.         Principal Accounting Fees and Services
The information required by this item will be contained in our 2019 Proxy Statement under the captions “Ratification of Selection of Independent Registered Public Accounting Firm, Appointment of Auditor for Statutory Purposes and Authorization for the Board to set Auditor Remuneration” and is incorporated herein by reference.

PART IV.                                                  FINANCIAL INFORMATION
Item 15.                                                         Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. Our audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firm are included herein on the pages indicated:
(2) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the required information is included in the audited consolidated financial statements or notes thereto.
(3) Exhibits.

Exhibit Index

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Third Amended and Restated Bye-Laws.	8-K	001-37929	3.1	02/09/2018
3.4	†	Fourth Amended and Restated Bye-Laws (proposed and not effective).
10.1		Amended and Restated Services Agreement, dated February 13, 2017, by and among Roivant Sciences, Inc., Myovant Sciences, Inc., Myovant Sciences GmbH and the Registrant.	10-Q	001-37929	10.1	02/13/2017
10.2		Services Agreement, dated February 13, 2017, by and among Roivant Sciences GmbH and Myovant Sciences GmbH.	10-Q	001-37929	10.2	02/13/2017
10.3	*	License Agreement, dated April 29, 2016, by and between the Registrant and Takeda Pharmaceuticals International AG, as amended.	S-1	333-213891	10.1	10/25/2016
10.4	*	Agreement for the Manufacture and Supply of Clinical Trial Material, dated June 7, 2016, by and between the Registrant and Takeda Pharmaceuticals Company Limited, as amended.	S-1	333-213891	10.2	10/20/2016
10.5	*	Option Agreement, dated June 1, 2016, by and between Roivant Sciences Ltd. and the Registrant.	S-1	333-213891	10.10	09/30/2016
10.6		Information Sharing and Cooperation Agreement, dated as of July 6, 2016, by and between Roivant Sciences Ltd. and the Registrant.	S-1	333-213891	10.11	09/30/2016
10.7	†	Amendment No.1 to Information Sharing and Cooperation Agreement, dated as of May 24, 2019, by and between Roivant Sciences Ltd. and the Registrant.
10.8		Right of First Negotiation and Board Observer Agreement, dated October 22, 2016, by and between the Registrant and C.P. Pharmaceuticals International C.V.	S-1	333-213891	10.14	10/24/2016

10.9		Investor Rights Agreement, dated April 29, 2016, by and between the Registrant, Roivant Sciences Ltd. and Takeda Pharmaceuticals International AG.	S-1	333-213891	10.3	09/30/2016
10.10		Loan and Security Agreement, dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, and Myovant Sciences, Inc. and Hercules Capital, Inc.	10-Q	001-37929	10.1	02/13/2018
10.11		Securities Purchase Agreement, dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, and Myovant Sciences, Inc. and NovaQuest Pharma Opportunities Fund IV, L.P.	10-Q	001-37929	10.2	02/13/2018
10.12		Waiver and Amendment to the Securities Purchase Agreement, dated as of March 28, 2018, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, Myovant Sciences, Inc., the Purchasers (as defined therein) and NovaQuest Pharma Opportunities Fund IV, L.P.	10-Q	001-37929	10.3	08/07/2018
10.13		Second Waiver and Amendment to the Securities Purchase Agreement, dated as of March 30, 2018, , dated October 16, 2017, by and among the Registrant, Myovant Holdings Limited, Myovant Sciences GmbH, Myovant Sciences Ireland Limited, Myovant Sciences, Inc., the Purchasers (as defined therein) and NovaQuest Pharma Opportunities Fund IV, L.P.	10-Q	001-37929	10.4	08/07/2018
10.14		Equity Purchase Agreement, dated October 16, 2017, by and among the Registrant and NovaQuest Pharma Opportunities Fund IV, L.P. and NovaQuest Pharma Opportunities Fund IV (Parallel), L.P.	10-Q	001-37929	10.3	02/13/2018
10.15		Warrant Agreement, dated October 16, 2017, issued to Hercules Capital, Inc.	8-K	001-37929	4.1	10/16/2017
10.16		Warrant Agreement, dated March 26, 2018, issued to Hercules Capital, Inc.	8-K	001-37929	4.1	03/30/2018
10.17		Sales Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Cowen and Company, LLC.	8-K	001-37929	1.1	04/03/2018
10.18		Share Purchase Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-37929	99.1	04/03/2018
10.19	*	Commercial Manufacturing & Supply Agreement, effective as of May 30, 2018, by and between Myovant Sciences GmbH and Takeda Pharmaceutical Company Limited.	10-Q/A	001-37929	10.5	09/17/2018
10.20	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Lynn Seely, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.1	11/08/2018
10.21	†+	Restricted Stock Award Agreement, dated May 31, 2017, by and between Myovant Sciences Ltd. and Lynn Seely.
10.22	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Frank Karbe and Myovant Sciences, Inc.	10-Q	001-37929	10.2	11/08/2018
10.23	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Matt Lang and Myovant Sciences, Inc.	10-Q	001-37929	10.3	11/08/2018

10.24	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Juan Camilo Arjona Ferreira, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.4	11/08/2018
10.25	+	Employment Agreement, dated as of November 1, 2018, by and between Kim Sablich and Myovant Sciences, Inc.	10-Q	001-37929	10.6	02/07/2019
10.26	+	Form of Indemnification Agreement with directors and executive officers.	S-1	333-213891	10.8	09/30/2016
10.27	+	2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.5	10/20/2016
10.28	+	Forms of Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.6	09/30/2016
10.29	+	Form of Early Exercise Stock Purchase Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.7	09/30/2016
10.30	†+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended.
10.31	†+	Form of Restricted Stock Award Agreement under 2016 Equity Incentive Plan, as amended.
10.32	†+	Non-Employee Director Compensation Policy.
21.1	†	Subsidiaries of the Registrant.
23.1	†	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL		Instance Document
101.SCH XBRL		Taxonomy Extension Schema
101.CAL XBRL		Taxonomy Extension Calculation Linkbase
101.DEF XBRL		Taxonomy Extension Definition Linkbase
101.LAB XBRL		Taxonomy Extension Label Linkbase
101.PRE XBRL		Taxonomy Extension Presentation Linkbase
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

 Date: May 24, 2019

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

Signature	Title	Date
/s/ Lynn Seely	Principal Executive Officer and Director	May 24, 2019
Lynn Seely

/s/ Frank Karbe	Principal Financial and Accounting Officer	May 24, 2019
Frank Karbe

/s/ Myrtle Potter	Chairperson and Director	May 24, 2019
Myrtle Potter

/s/ Mark Guinan	Director	May 24, 2019
Mark Guinan

/s/ Frank Torti	Director	May 24, 2019
Frank Torti

/s/ Vivek Ramaswamy	Director	May 24, 2019
Vivek Ramaswamy

/s/ Kathleen Sebelius	Director	May 24, 2019
Kathleen Sebelius

/s/ Terrie Curran	Director	May 24, 2019
Terrie Curran