Form 10-Q
period 2019-06-30
Myovant Sciences Ltd.
filed 2019-08-06
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
 or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-37929

Myovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1343578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1, 3rd Floor
11-12 St. James’s Square
London
SW1Y 4LB
United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 207 400 3347

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.000017727 par value per share	MYOV	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on July 30, 2019, was 89,622,626.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	June 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$226,734	$156,074
Prepaid expenses and other current assets	8,693	10,194
Income tax receivable	331	524
Total current assets	235,758	166,792
Property and equipment, net	2,057	2,071
Operating lease right-of-use asset	9,181	—
Other assets	3,877	4,114
Total assets	$250,873	$172,977
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,004	$11,019
Interest payable	758	1,077
Accrued expenses	46,258	53,614
Operating lease liability	813	—
Due to Roivant Sciences Ltd. (RSL), Roivant Sciences, Inc. (RSI) and Roivant Sciences GmbH (RSG)	196	121
Current maturities of long-term debt	10,867	6,142
Total current liabilities	68,896	71,973
Deferred rent	—	1,157
Deferred interest payable	3,790	2,273
Long-term operating lease liability	9,550	—
Long-term debt, less current maturities	89,070	93,240
Total liabilities	171,306	168,643
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 89,622,626 and 72,057,490 issued and outstanding at June 30, 2019 and March 31, 2019, respectively	2	1
Additional paid-in capital	649,806	505,851
Accumulated other comprehensive (loss) income	(312)	507
Accumulated deficit	(569,929)	(502,025)
Total shareholders’ equity	79,567	4,334
Total liabilities and shareholders’ equity	$250,873	$172,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,
	2019	2018
Operating expenses:
Research and development (1)	$51,117	$51,341
General and administrative (2)	14,152	8,742
Total operating expenses	65,269	60,083
Interest expense	3,793	1,617
Interest income	(766)	—
Other (income) expense, net	(705)	289
Loss before income taxes	(67,591)	(61,989)
Income tax expense	313	145
Net loss	$(67,904)	$(62,134)
Net loss per common share — basic and diluted	$(0.89)	$(0.98)
Weighted average common shares outstanding — basic and diluted	76,468,347	63,310,177
(1) Includes $25 and $2,188 of costs allocated from RSL, RSI, and RSG during the three months ended June 30, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 9).
(2) Includes $198 and $1,225 of costs allocated from RSL, RSI, and RSG during the three months ended June 30, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended June 30,
	2019	2018
Net loss	$(67,904)	$(62,134)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(819)	425
Total other comprehensive (loss) income	(819)	425
Comprehensive loss	$(68,723)	$(61,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2019	72,057,490	$1	$505,851	$507	$(502,025)	$4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,229	17,424,243	1	134,537	—	—	134,538
Share-based compensation expense	—	—	6,410	—	—	6,410
Capital contribution — share-based compensation	—	—	42	—	—	42
Capital contribution from RSI and RSG	—	—	106	—	—	106
Foreign currency translation adjustment	—	—	—	(819)	—	(819)
Issuance of shares upon exercise of stock options and vesting of RSUs	34,399	—	314	—	—	314
Net loss	—	—	—	—	(67,904)	(67,904)
Balance at June 30, 2019	89,622,626	$2	$649,806	$(312)	$(569,929)	$79,567

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	60,997,856	$1	$266,178	$24	$(228,474)	$37,729
Issuance of shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2,110	2,767,129	—	57,315	—	—	57,315
Issuance of shares in connection with Private Placement with RSL	1,110,015	—	22,500	—	—	22,500
Share-based compensation expense	—	—	4,053	—	—	4,053
Capital contribution — share-based compensation	—	—	191	—	—	191
Foreign currency translation adjustment	—	—	—	425	—	425
Issuance of shares upon exercise of stock options	16,218	—	76	—	—	76
Net loss	—	—	—	—	(62,134)	(62,134)
Balance at June 30, 2018	64,891,218	$1	$350,313	$449	$(290,608)	$60,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(67,904)	$(62,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,452	4,244
Depreciation and amortization (1)	356	91
Amortization of debt discount and issuance costs	555	507
Other items	(713)	425
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,501	(563)
Income tax receivable	193	145
Other assets	237	288
Accounts payable	(1,015)	389
Interest payable	(319)	90
Accrued expenses	(7,568)	8,040
Operating lease liabilities	(178)	—
Due to RSL, RSI and RSG	75	3,247
Deferred rent	—	324
Deferred interest payable	1,517	152
Net cash used in operating activities	(66,811)	(44,755)
Cash flows from investing activities:
Purchase of property and equipment	(139)	(197)
Net cash used in investing activities	(139)	(197)
Cash flows from financing activities:
Proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	2,546	57,387
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	134,750	—
Proceeds from issuance of common shares in Private Placement with RSL	—	22,500
Proceeds from stock option exercises	314	76
Net cash provided by financing activities	137,610	79,963
Net change in cash, cash equivalents and restricted cash	70,660	35,011
Cash, cash equivalents and restricted cash, beginning of period	157,199	108,624
Cash, cash equivalents and restricted cash, end of period	$227,859	$143,635
Non-cash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$212	$72
(1) Includes amortization of operating lease right-of-use asset.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly-owned subsidiaries, the Company) is a clinical-stage healthcare company focused on developing and commercializing innovative therapies for women’s health and prostate cancer. The Company is developing relugolix 40 mg in combination with low-dose estradiol and a progestin for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, relugolix 120 mg as a monotherapy for advanced prostate cancer, and an additional product candidate, MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Both relugolix and MVT-602 were licensed to the Company by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
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
The Company has incurred, and expects to continue to incur, significant operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix. To date, the Company has not generated any revenue, and it does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. See Note 2(C), Summary of Significant Accounting Policies—Going Concern and Management’s Plans.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States, or U.S., generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the U.S. Securities and Exchange Commission, or the SEC, on May 24, 2019. The unaudited consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020, for any other interim period or for any other future year.
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, issued by the Financial Accounting Standards Board, or FASB. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 24, 2019, except for the adoption of ASU 2016-02, Leases (Topic 842), on April 1, 2019. See Note 2(G).

(B) Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including the evaluation of the Company’s ability to continue as a going concern, share-based compensation expenses, research and development, or R&D, expenses and accruals, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting period, that are not readily apparent from other sources. Actual results could differ from those estimates.
(C) Going Concern and Management’s Plans
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. During the three months ended June 30, 2019, the Company incurred net losses of $67.9 million and used $66.8 million of cash and cash equivalents in operations. The Company expects to continue to incur significant and increasing operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. Based on its current operating plan, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements at least through the end of fiscal year 2019. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch relugolix. The Company anticipates that it will continue to incur net losses for the foreseeable future.
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

(D) Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, where applicable, for outstanding yet unvested shares of restricted common stock. The computation of diluted net loss per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, restricted stock awards, and warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.
As of June 30, 2019 and 2018, potentially dilutive securities were as follows:

	June 30,
	2019	2018
Stock options	7,085,337	4,779,727
Restricted stock awards (unvested)	846,165	1,128,221
Restricted stock units (unvested)	38,449	15,000
Warrants	73,310	73,710
Total	8,043,261	5,996,658

(E) Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2019, cash and cash equivalent balances are diversified between three financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its money market funds and commercial paper. The Company maintains its cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments. Interest income consists of interest earned on money market funds and the accretion of discounts to maturity for commercial paper.
Restricted cash consists of non-interest bearing legally restricted deposits held as compensating balances against the Company’s corporate credit card program and an irrevocable standby letter of credit provided as security for the Company’s office lease.
Cash as reported in the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash and consists of the following (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$226,734	$143,035
Restricted cash (1)	1,125	600
Total cash, cash equivalents and restricted cash	$227,859	$143,635
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
(G) Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of Topic 842 requires lessees to recognize on the consolidated balance sheets a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months. The lease liability is measured at the present value of the unpaid lease payments and the right-of-use asset is derived from the calculation of the lease liability. Topic 842 also requires lessees to disclose key information about leasing arrangements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.
A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application (“Transition Date”). An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on April 1, 2019 and used the effective date as its date of initial application.
The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permitted it to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. As a result, the Company has continued to account for existing leases - i.e. leases for which the commencement date is before April 1, 2019 - in accordance with Topic 840 throughout the entire lease term, including periods after the effective date, with the exception that the Company applied the new balance sheet recognition guidance for operating leases and applied Topic 842 for remeasurements and modifications after the Transition Date.
The most significant impact of the adoption of Topic 842 on the Company’s condensed consolidated financial statements was the recognition of a $9.4 million operating lease right-of-use asset, a $0.8 million current operating lease liability, and a $9.8 million long-term operating lease liability on the Company’s condensed consolidated balance sheet related to its existing facility operating lease. In addition, the Company reclassified the $1.2 million deferred rent liability for its existing facility lease to the related operating lease right-of-use asset. There was no material impact to the Company’s condensed consolidated statement of operations, and no cumulative-effect adjustment to accumulated deficit. See Note 10 for additional information related to the Company’s facility lease.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new standard on April 1, 2019. The adoption of ASU 2018-02 did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new standard on April 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements, to make changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. Certain items in the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 on April 1, 2019 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB, (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by the Company to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
(H) Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company does not expect that the adoption of this new standard will have a material impact on its condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 amends the disclosure requirements in Topic 820 to promote the exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating fair value measurement disclosure requirements. Certain required disclosures were added, modified, or removed, including removing the required disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company does not expect that the adoption of this new standard will have a material impact on its condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, or ASU 2018-15, which amends ASC 350-40, Internal-Use Software, to include in its scope implementation costs of a cloud computing arrangement that is a service contract. Consequently, the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement is aligned with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this standard will have on its condensed consolidated financial statements and related disclosures.

Note 3—Fair Value Measurements
As of June 30, 2019, and March 31, 2019, assets measured at fair value on a recurring basis consisted of money market funds and commercial paper, which are included in cash and cash equivalents in the unaudited condensed consolidated balance sheets.
The following table summarizes these assets as of June 30, 2019 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Money market funds	$41	$—	$—	$41
Commercial paper	—	121,787	—	121,787
Total assets	$41	$121,787	$—	$121,828

The following table summarizes these assets as of March 31, 2019 (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Money market funds	$83	$—	$—	$83
Commercial paper	—	126,050	—	126,050
Total assets	$83	$126,050	$—	$126,133

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
There were no liabilities measured at fair value on a recurring basis as of June 30, 2019 or March 31, 2019. There were no transfers of assets or liabilities between the fair value hierarchy levels that occurred during the three months ended June 30, 2019.
Note 4—Accrued Expenses
As of June 30, 2019, and March 31, 2019, accrued expenses consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Accrued R&D expenses	$41,554	$46,947
Accrued compensation-related expenses	1,632	5,024
Accrued professional service fees	971	370
Accrued other expenses	2,101	1,273
Total accrued expenses	$46,258	$53,614

Note 5—Financing Arrangements
(A) NovaQuest
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
The Company incurred financing costs related to the NovaQuest Securities Purchase Agreement of $1.0 million. During each of the three-month periods ended June 30, 2019 and 2018, interest expense included $0.1 million of amortized deferred financing costs related to the NovaQuest notes.
Outstanding debt obligations to NovaQuest are as follows (in thousands):

	June 30, 2019	March 31, 2019
Principal amount	$60,000	$60,000
Less: unamortized debt issuance costs	(645)	(756)
Loan payables less unamortized debt issuance costs	59,355	59,244
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt issuance costs	$59,355	$59,244

(B) Hercules
In October 2017, the Company, its subsidiaries, as guarantors, and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provided up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018. The Term Loans bear interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The interest rate on the Term Loans was 9.50% as of June 30, 2019. Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date has been extended from May 1, 2021 to November 1, 2021 as a result of the achievement of a financing milestone in July 2018. The Company is obligated to make monthly interest payments during the Interest-only Period, subject to certain terms and conditions, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period has been extended from June 1, 2019 to December 1, 2019 as a result of the achievement of a financing milestone during July 2018 and may be further extended until June 1, 2020 if a certain clinical milestone is met, as specified in the Hercules Loan Agreement. Prepayment of the Term Loan is subject to a prepayment charge. The Company is also obligated to pay an end of term charge of 6.55% of the principal amount of the Term Loans funded under the Hercules Loan Agreement, on the earlier of the maturity date or the date that the Term Loans otherwise become due and payable. The Company’s obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets (other than intellectual property). The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that ceases to apply if the Company achieves both the clinical development and financing milestones as set forth in the Hercules Loan Agreement. In July 2019, the clinical milestone was met and as a result, the Interest-only Period has been extended to June 1, 2020 and the minimum cash covenant ceases to apply.

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

The Company issued the first tranche of the Term Loans at a discount of $2.1 million, including the relative fair value of the related Warrant, and incurred financing costs of $1.3 million. The second tranche of the Term Loans was issued at a discount of $1.3 million, including the relative fair value of the related Warrant. During each of the three-month periods ended June 30, 2019 and 2018, interest expense included $0.4 million of amortized debt discount and issuance costs related to the Term Loans.
Outstanding debt obligations to Hercules are as follows (in thousands):

	June 30, 2019	March 31, 2019
Principal amount	$40,000	$40,000
End of term charge	2,620	2,620
Less: unamortized debt discount and issuance costs	(2,038)	(2,482)
Loan payables less unamortized debt discount and issuance costs	40,582	40,138
Less: current maturities	(10,867)	(6,142)
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$29,715	$33,996

Note 6—Related Party Transactions
(A) Services Agreements
In July 2016, the Company entered into a services agreement with RSI, effective April 29, 2016, under which RSI agreed to provide certain administrative and R&D services to the Company. Under this services agreement, the Company pays or reimburses RSI for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative, or G&A, and R&D activities performed by RSI employees, RSI charges the Company based upon the relative percentage of time utilized on Company matters by the respective employee. All other third-party pass-through costs are billed to the Company at cost. The unaudited condensed consolidated financial statements include third-party expenses incurred on behalf of the Company that have been paid by RSI and RSL.
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

Under the Services Agreements, for the three months ended June 30, 2019 and 2018, the Company incurred expenses (inclusive of third party pass-through costs billed to the Company) of $0.2 million and $3.2 million, respectively, inclusive of the mark-up. The Company has replaced substantially all of the services previously provided by RSI and RSG with its own internally developed capabilities or external professional service providers.
(B) Share-Based Compensation Expense Allocated to the Company by RSL
Share-based compensation expense has been and will continue to be allocated to the Company by RSL over the requisite service period over which RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL, RSI, RSG, and the Company’s employees, the Company recorded share-based compensation expense of less than $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2019 and 2018.
(C) Private Placement with RSL
See Note 8(B) for information regarding the Private Placement with RSL.
(D) Underwritten Public Equity Offering of Common Shares
As discussed in Note 8(A), the Company completed an underwritten public equity offering of its common shares on June 4, 2019. RSL purchased 2,424,242 common shares in this offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million.
(E) Information Sharing and Cooperation Agreement with RSL
In July 2016, the Company entered into an information sharing and cooperation agreement, or the Cooperation Agreement, with RSL. The Cooperation Agreement, among other things: (1) obligates the Company to deliver periodic financial statements and other financial information to RSL and to comply with other specified financial reporting requirements; and (2) requires the Company to supply certain material information to RSL to assist it in preparing any future SEC filings. On May 24, 2019, the Company entered into Amendment No. 1 to the Cooperation Agreement, pursuant to which RSL has agreed, in connection with each of the Company’s next three public offerings of its common shares, that RSL will (1) provide to the Company and the underwriter(s) engaged by the Company in connection with such public offering an indication of interest for RSL to participate as a purchaser in such public offerings, and (2) enter into a customary lock-up agreement with the underwriters in connection with such public offerings.
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
(F) Fourth Amended and Restated Bye-Laws
On May 23, 2019, the Company’s board of directors approved, and the holder of a majority of the Company’s issued and outstanding common shares approved by written consent, an amendment and restatement of the Company’s bye-laws, to be the Company’s Fourth Amended and Restated Bye-Laws, which amends the Company’s bye-laws (1) to establish procedures for the appointment of a majority of the directors on the Company’s board by RSL at any time that RSL holds less than 50.0% but more than or equal to 35.0% of the aggregate voting rights attached to the Company’s issued and outstanding common shares, and (2) to remove the procedures and requirements of voting rights of such shares that are treated as controlled shares of a U.S. Person whose controlled shares constitute nine and one-half percent (9.5%) or more of the voting power of all of the Company’s issued common shares. The Fourth Amended and Restated Bye-Laws became effective on June 26, 2019.
Note 7—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was (0.46)% and (0.23)%, respectively, and is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 8—Shareholders’ Equity
(A) Underwritten Public Equity Offering of Common Shares
On June 4, 2019, the Company completed an underwritten public equity offering of 17,424,243 of its common shares (including 2,272,727 common shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional common shares) at a public offering price of $8.25 per common share. After deducting the underwriting discounts and commissions and estimated offering costs payable by the Company, the net proceeds to the Company in connection with the underwritten public equity offering, including from the exercise of the over-allotment option, were approximately $134.5 million.
(B) Private Placement with RSL
In April 2018, the Company entered into a share purchase agreement, or the Purchase Agreement, with RSL, its controlling shareholder, pursuant to which the Company sold to RSL 1,110,015 of its common shares at a purchase price of $20.27 per common share, for gross proceeds of $22.5 million, in a private placement, or the Private Placement.
(C) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the three months ended June 30, 2019 and 2018, the Company issued and sold 106,494 and 2,767,129, respectively, of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 and $21.47 per common share, respectively, for aggregate net proceeds to the Company of approximately $2.5 million and $57.3 million, respectively, after deducting underwriting commissions and offering costs paid by the Company. As of June 30, 2019, the Company had approximately $10.4 million of capacity available to it under its “at-the-market” equity offering program.
Note 9—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2019, the number of common shares authorized for issuance increased automatically by 2.9 million shares in accordance with the evergreen provision of the 2016 Plan. As of June 30, 2019, a total of 3.2 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(B) Stock Options
A summary of stock option activity under the Company’s 2016 Plan is as follows:

Number of Options
Options outstanding at March 31, 2019	5,396,465
Granted	1,849,560
Exercised	(33,461)
Forfeited	(127,227)
Options outstanding at June 30, 2019	7,085,337
Options vested and expected to vest at June 30, 2019	7,085,337
Options exercisable at June 30, 2019	2,013,917

(C) Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock award and restricted stock unit activity under the Company’s 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2019	956,066
Granted	—
Vested	(71,452)
Unvested balance at June 30, 2019	884,614

(D) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Share-based compensation expense recognized as:
R&D expenses	$2,548	$1,561
G&A expenses	3,904	2,683
Total	$6,452	$4,244

Share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations consistent with the grantee’s salary. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL of less than $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Total unrecognized share-based compensation expense was approximately $65.2 million as of June 30, 2019 and is expected to be recognized over a weighted-average period of approximately 3.09 years.
(E) RSL RSUs
The Company’s Principal Executive Officer was granted 66,845 RSL RSUs during the fiscal year ended March 31, 2017. These RSUs will vest to the extent certain RSL performance criteria are achieved and certain RSL liquidity conditions are satisfied within specified years of the grant date, provided that the Company’s Principal Executive Officer has provided continued service to RSL or its subsidiaries through such date. As of June 30, 2019, the performance conditions had not been met and were deemed not probable of being met. For the three months ended June 30, 2019 and 2018, the Company recorded no share-based compensation expense related to these RSL RSUs. As of June 30, 2019, there was $0.9 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this share-based compensation expense upon achievement of the performance and market conditions through the requisite service period.
Note 10—Leases
The Company leases 40,232 square feet of office space located in Brisbane, California pursuant to an operating lease agreement, as amended, that expires in May of 2026. The Company has the option to extend the lease term for an additional seven years but is not reasonably certain that it will exercise the option and has therefore excluded it from the lease term. The lease agreement, as amended, required the Company to deliver an irrevocable standby letter of credit for the duration of the lease in the amount of $0.5 million to the landlord, the amount of which is subject to reduction of approximately $0.2 million if certain conditions are met. The Company currently has no other significant operating, financing, or short-term leases.
The components of operating lease expense for the Company’s Brisbane, California office space were as follows (in thousands):

Three Months Ended June 30, 2019
Operating lease cost	$519
Variable lease cost (1)	9
Total operating lease cost	$528
(1) Variable lease cost includes common area maintenance and utilities costs which are not included in operating lease liabilities and which are expensed as incurred.

Information related to the Company’s operating lease right-of-use asset and operating lease liabilities for its Brisbane, California office space was as follows (in thousands, except periods and percentages):

June 30, 2019
Cash paid for operating lease liabilities	$496
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	9,181
Weighted average remaining lease term (in years)	6.9
Weighted average discount rate	12.28%

As of June 30, 2019, maturities of operating lease liabilities for the Company’s Brisbane, California office space were as follows (in thousands):

Years Ended March 31,
2020 (remainder of year)	$1,510
2021	2,065
2022	2,128
2023	2,200
2024	2,339
Thereafter	5,307
Total lease payments	15,549
Less imputed interest (1)	(5,186)
Present value of future minimum lease payments	10,363
Less operating lease liability, current portion	(813)
Operating lease liability, long-term portion	$9,550

(1) The Company’s lease contracts do not provide an implicit rate. The imputed interest was determined using the Company’s incremental borrowing rate, which represents an estimated rate of interest that it would have to pay to borrow equivalent funds on a collateralized basis over a similar term at the lease inception date.
Note 11—Commitments and Contingencies
(A) Legal Contingencies
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
(B) Contract Service Providers
In the normal course of business, the Company enters into agreements with contract service provides to assist in the performance of its R&D activities. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

(C) Indemnification Agreements
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
(D) Takeda Agreements
Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in the Company’s territory, subject to certain agreed reductions. Takeda will pay the Company a royalty at the same rate on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones. As the amount and timing of any potential future payments under the Takeda License Agreement are not probable and estimable, no such potential commitments have been included in the condensed consolidated balance sheet.
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
The initial term of the Takeda Commercial Supply Agreement began on May 30, 2018 and will continue for five years. At the end of the initial term, the Takeda Commercial Supply Agreement will automatically renew for successive one-year terms, unless either party gives notice of termination to the other at least 12 months prior to the end of the then-current term. The Takeda Commercial Supply Agreement may be terminated by either party upon 90 days’ notice of an uncured material breach of its terms by the other party, or immediately upon notice to the other party of a party’s bankruptcy. Each party will also have the right to terminate the Takeda Commercial Supply Agreement, in whole or in part, for any reason upon 180 days’ prior written notice to the other party, provided that any then-open purchase orders, including the initial firm order for relugolix drug substance through December 31, 2019, will remain in effect and be binding on both parties. The Takeda Commercial Supply Agreement, including any then-open purchase order thereunder, will terminate immediately upon the termination of the Takeda Agreement in accordance with its terms.
The Takeda Commercial Supply Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality management, storage, handling and transport, intellectual property, confidentiality and indemnification.
(E) Financing Arrangements
The Company has entered into financing arrangements with NovaQuest and Hercules. See Note 5.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2019 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC, on May 24, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
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

•
the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix 40 mg in combination with low-dose estradiol and a progestin, including in a single tablet, relugolix 120 mg as a monotherapy, MVT-602 and any future product candidates;

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

Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, particularly in the section titled “Risk Factors” set forth in Part II. Item 1A. of this Quarterly Report on Form 10-Q, and in our other filings with the United States, or U.S., Securities and Exchange Commission, or SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
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
On May 14, 2019, we announced that LIBERTY 1, the first of two Phase 3 studies evaluating once-daily relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints, and on July 23, 2019, we announced that LIBERTY 2, the second of two Phase 3 studies evaluating relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and the same six key secondary endpoints. On July 23, 2019, we also announced that a separate clinical study of single-tablet relugolix combination therapy met all required and pre-specified U.S. Food and Drug Administration, or FDA, criteria for bioequivalence. The single-tablet regimen is the formulation intended to be offered to women should relugolix combination therapy receive FDA approval. Based on the positive top-line results for LIBERTY 1 and LIBERTY 2, we currently plan to submit a New Drug Application, or NDA, to the FDA in the fourth quarter of calendar year 2019 and the Marketing Authorisation Application to the European Medicines Agency in the first quarter of calendar year 2020. We further expect to announce top-line results from three additional Phase 3 studies of relugolix over the next four quarters.
First Fiscal Quarter Ended June 30, 2019 and Recent Clinical and Corporate Highlights
The following summarizes our first fiscal quarter ended June 30, 2019 and recent clinical and corporate highlights:
Relugolix Phase 3 Clinical Programs

•
On May 14, 2019, we announced that LIBERTY 1, the first of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints. In the primary endpoint analysis, 73.4% of women receiving once-daily oral relugolix combination therapy achieved the responder criteria compared with 18.9% of women receiving placebo (p < 0.0001). The 24-week study achieved six key secondary endpoints with statistical significance compared to placebo including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.

•
On July 23, 2019, we announced that LIBERTY 2, the second of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints. In the primary endpoint analysis, 71.2% of women receiving once-daily relugolix combination therapy achieved the responder criteria compared with 14.7% of women receiving placebo (p < 0.0001). The 24-week study achieved the same six key secondary endpoints with statistical significance compared to placebo as those in LIBERTY 1 including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.

•
On July 23, 2019, we also announced that a separate clinical study of single-tablet relugolix combination therapy met all required and pre-specified FDA criteria for bioequivalence, providing data necessary to include the once-daily, single-tablet regimen of relugolix combination therapy in the NDA submission for approval of the treatment for uterine fibroids.

•
Based upon the positive top-line results for LIBERTY 1 and LIBERTY 2, we currently plan to submit an NDA to the FDA in the fourth quarter of calendar year 2019 and the Marketing Authorisation Application to the European Medicines Agency in the first quarter of calendar year 2020. We also expect to submit data from LIBERTY 1 and LIBERTY 2 for presentation and publication in 2019.

•
We expect top-line data from the HERO Phase 3 trial evaluating the safety and efficacy of relugolix 120 mg in 934 men with advanced prostate cancer in the fourth quarter of calendar year 2019, and assuming positive data, we currently plan to submit an NDA to the FDA in early calendar year 2020. Enrollment of approximately 130 additional men with metastatic prostate cancer in the Phase 3 HERO study was completed in July, 2019. The objective of enrolling these men was to assess the secondary objective of demonstrating that relugolix can delay the time to progression of the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide.

•
We continue to enroll patients in the two replicate SPIRIT 1 and SPIRIT 2 Phase 3 trials evaluating the safety and efficacy of relugolix combination therapy in women with pain associated with endometriosis. We expect to complete enrollment in the SPIRIT 1 and SPIRIT 2 Phase 3 trials later this calendar year, with top-line data for SPIRIT 2 expected in the first quarter of calendar year 2020 and top-line data for SPIRIT 1 expected in the second quarter of calendar year 2020.

MVT-602 Clinical Program

•
We presented top-line results from a successful dose-finding pharmacokinetic/pharmacodynamic Phase 2a study of MVT-602, a kisspeptin-1 receptor agonist, in healthy women undergoing a minimal controlled ovarian stimulation protocol at the European Society of Human Reproduction in Vienna, Austria in June, 2019. The study demonstrated that MVT-602 was generally well-tolerated and produced the desired luteinizing hormone surge associated with high and dose-dependent rates of ovulation in healthy women following a minimal controlled ovarian stimulation protocol.

Corporate

•
On June 4, 2019, we completed an underwritten public equity offering of 17,424,243 of our common shares (including 2,272,727 common shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional common shares) at a public offering price of $8.25 per common share. After deducting the underwriting discounts and commissions and estimated offering costs payable by us, the net proceeds to us in connection with the underwritten public equity offering, including from the exercise of the over-allotment option, were approximately $134.5 million.

•
During the three months ended June 30, 2019, we issued and sold 106,494 of our common shares for aggregate net proceeds to us of approximately $2.5 million, pursuant to our “at-the-market” equity offering program. We currently have approximately $10.4 million of capacity available to us under our “at-the-market” equity offering program.

Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates.
We have funded our operations primarily from the issuance and sale of our common shares, from the issuance of notes to NovaQuest Capital Management, or NovaQuest, and from the Term Loans we have with Hercules Capital, Inc., or Hercules.
As of June 30, 2019, and March 31, 2019, we had an accumulated deficit of $569.9 million and $502.0 million, respectively. We had net losses of $67.9 million and $62.1 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had $226.7 million of cash and cash equivalents available to us, as compared to $156.1 million of cash and cash equivalents available to us as of March 31, 2019.

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
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three target indications. Lowering estrogen and progesterone levels has previously been demonstrated to effectively decrease heavy menstrual bleeding in women with uterine fibroids and to reduce the pelvic pain associated with endometriosis. We are developing relugolix, 40 mg in combination with estradiol (1.0 mg) and a progestin (norethindrone acetate, 0.5 mg) administered orally once a day, with the goal of optimizing estradiol levels to maximize the benefit of relugolix on symptoms of uterine fibroids and endometriosis, while maintaining bone health and mitigating side effects from a low-estrogen state such as vasomotor symptoms. We expect to launch in our women’s health indications with a single-tablet regimen of relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg administered orally once-daily. We have recently conducted a bioequivalence study to demonstrate the bioequivalence of the single-tablet relugolix combination therapy with the co-administered regimen used in the LIBERTY clinical program (one relugolix 40-mg tablet and one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). The single tablet met FDA bioequivalence criteria. Twelve-month stability studies will be required for FDA approval and these studies are ongoing. We believe our combination approach with relugolix has the potential to have a better safety and tolerability profile than the currently approved GnRH agonist therapies and has the potential to be used longer-term. The goal of this longer-term treatment is to provide women with uterine fibroids and endometriosis a medical alternative to hysterectomy and other invasive procedures often recommended to treat these conditions. If we are unsuccessful in our attempts to formulate a fixed-dose combination in time for the initial application for marketing authorization in the United States, or U.S., we expect to seek approval for relugolix tablets co-packaged with a commercially available tablet containing both the low-dose estradiol and norethindrone acetate.
Decreasing testosterone slows the growth and progression of advanced prostate cancer, such as when the disease recurs or the prostate-specific antigen, or PSA, is rising following prostatectomy or radiation therapy. Relugolix monotherapy is in Phase 3 clinical evaluation as a once-daily oral treatment to lower testosterone. It is being evaluated at a three-times higher dose in men with advanced prostate cancer than the women’s health indications (120 mg orally once-daily following a single 360-mg loading dose compared to 40 mg once daily). We are developing our women’s health relugolix combination and our advanced prostate cancer relugolix monotherapy treatments with the potential of bringing to market two distinct branded products.
Myovant Sciences GmbH, our wholly-owned subsidiary, holds global commercial rights to relugolix, excluding Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam, including the territories and possessions of each of the foregoing. In May 2018, Takeda announced that it had entered into a licensing agreement granting ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights to relugolix for uterine fibroids and exclusive development and commercialization rights to relugolix for endometriosis, in each indication in Japan, and in January 2019 Takeda and ASKA Pharmaceutical Co., Ltd. announced that Takeda obtained marketing authorization in Japan for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia.
Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids. The program consisted of two multinational, replicate pivotal clinical studies (LIBERTY 1 and LIBERTY 2) of relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) in women with uterine fibroids and heavy menstrual bleeding. Women in the LIBERTY 1 and LIBERTY 2 studies underwent a screening period requiring up to two menstrual cycles to document heavy menstrual bleeding and were randomized in a 1:1:1 ratio to one of three groups. Women received treatment either with relugolix combination therapy for 24 weeks, relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix combination therapy once-daily for an additional 12 weeks, or placebo once-daily for 24 weeks.
We enrolled 388 women in LIBERTY 1 and 382 women in LIBERTY 2. To be enrolled, women must have had a monthly menstrual blood loss volume of at least 80 mL in two consecutive cycles or 160 mL in one cycle, measured by the alkaline hematin method, a quantitative measure of menstrual blood loss from an assessment of collected menstrual products.

Eligible women who completed the LIBERTY 1 or LIBERTY 2 studies were offered the opportunity to enroll in an active treatment extension study in which all women receive relugolix combination therapy for an additional 28-week period for a total treatment period of 52 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. Upon completion of this 52-week total treatment period, eligible women can elect to participate in a second 52-week randomized withdrawal study designed to provide two-year safety and efficacy data on relugolix combination therapy, to evaluate the need for maintenance therapy. We are also conducting a one-year observational study of bone mineral density in women with uterine fibroids or endometriosis to provide additional context for our phase 3 clinical programs.
The primary efficacy endpoint for LIBERTY 1 and LIBERTY 2 was the proportion of all women enrolled who achieved a menstrual blood loss volume of less than 80 mL and at least a 50% reduction in menstrual blood loss volume from baseline during the last 35 days of the 24-week treatment period as measured by the alkaline hematin method, a quantitative measurement of menstrual blood loss. The secondary endpoints included the proportion of women who achieved amenorrhea during the last 35 days of treatment, reduction in pelvic pain, reduction in fibroid volume, reduction in uterine volume, percent change from baseline to week 24 in menstrual blood loss, increase in hemoglobin, and an assessment of the impact of therapy on quality-of-life. Safety, including bone mineral density changes as measured by dual-energy x-ray absorptiometry (DXA), was also assessed.
On May 14, 2019 and July 23, 2019, we announced top-line results for the LIBERTY 1 and LIBERTY 2 studies, respectively. In addition, on July 23, 2019, we announced that a separate clinical study of single-tablet relugolix combination therapy met all required and pre-specified FDA criteria for bioequivalence, providing data necessary to include the once-daily, single-tablet regimen in the NDA submission for approval of the treatment for uterine fibroids. Further review of the underlying data by Myovant is ongoing and may result in additional observations with respect to these studies. Based upon the positive top-line results for LIBERTY 1 and LIBERTY 2, we currently plan to submit an NDA to the FDA in the fourth quarter of calendar year 2019 and the Marketing Authorisation Application to the European Medicines Agency in the first quarter of calendar year 2020. We also expect to submit data from LIBERTY 1 and LIBERTY 2 for presentation and publication in calendar year 2019.
LIBERTY 1
On May 14, 2019, we announced that LIBERTY 1, the first of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and six key secondary endpoints. Relugolix combination therapy maintained bone mineral density at levels comparable to placebo over 24 weeks and was generally well tolerated.
In the primary endpoint analysis, 73.4% of women receiving once-daily oral relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) achieved the responder criteria compared with 18.9% of women receiving placebo (p < 0.0001). A response was defined as a menstrual blood loss volume of less than 80 mL and a 50 percent or greater reduction from baseline in menstrual blood loss volume during the last 35 days of the 24-week treatment period measured using the alkaline hematin method. On average, women receiving relugolix combination therapy experienced an 84.3% reduction in menstrual blood loss from baseline, a clinically relevant secondary endpoint.
Bone mineral density was comparable between the relugolix combination and placebo groups. The distribution of the change in bone mineral density, including outliers, was similar for the relugolix combination therapy and placebo groups at 24 weeks, as assessed by dual energy x-ray absorptiometry (DXA).
The 24-week study achieved six key secondary endpoints with statistical significance compared to placebo including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.
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

LIBERTY 2
On July 23, 2019, we announced that LIBERTY 2, the second of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and the same six key secondary endpoints as were achieved in LIBERTY 1. In addition, relugolix combination therapy maintained bone mineral density at levels comparable to placebo over 24 weeks and was generally well tolerated.
In the primary endpoint analysis, 71.2% of women receiving once-daily relugolix combination therapy achieved the responder criteria compared with 14.7% of women receiving placebo (p < 0.0001). A response was defined as a menstrual blood loss volume of less than 80 mL and a 50% or greater reduction from baseline in menstrual blood loss volume during the last 35 days of treatment measured using the alkaline hematin method. On average, women receiving relugolix combination therapy experienced a highly significant 84.3% reduction in menstrual blood loss from baseline to Week 24 (p < 0.0001). In addition, a significantly greater proportion of women suffering from moderate-to-severe pain from uterine fibroids at baseline experienced no pain or minimal pain during the last 35 days of treatment with relugolix combination therapy compared with women on placebo (p < 0.0001).
Changes in bone mineral density were comparable between the relugolix combination and placebo groups at the end of treatment. The distribution of the change in bone mineral density, including outliers, was similar for the relugolix combination therapy and placebo groups at 24 weeks, as assessed by dual energy x-ray absorptiometry (DXA).
The 24-week study achieved six key secondary endpoints with statistical significance compared to placebo including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and a reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.
The overall incidence of adverse events in the relugolix combination and placebo groups was comparable (60.3% vs. 58.9%). In the relugolix combination therapy group, 1.6% of women discontinued treatment early due to adverse events compared with 4.7% in the placebo group. There were no adverse events in the relugolix combination group reported by at least 10% of women and more frequently than in the placebo group. The incidence of hot flashes in the relugolix combination group was similar to placebo (5.6% versus 3.9%). There were no pregnancies in the relugolix combination group and one in the placebo group.
Our Phase 3 Program for the Treatment of Pain Associated with Endometriosis
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix in women with pain associated with endometriosis. The program consists of two multinational replicate pivotal clinical trials, which we refer to as SPIRIT 1 and SPIRIT 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once-daily co-administered in combination with commercially available low-dose hormonal therapy for 24 weeks (1.0 mg estradiol and 0.5 mg norethindrone acetate); relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix 40 mg once-daily co-administered with low-dose hormonal therapy for an additional 12 weeks; or placebo once-daily for a period of 24 weeks. We expect to enroll approximately 600 women in each of the two replicate SPIRIT 1 and SPIRIT 2 trials. Eligible women completing the initial 24-week period are offered an active treatment extension with relugolix 40 mg once-daily co-administered in combination with low-dose hormonal therapy for an additional 80-week period, or a total treatment period of 104 weeks, to evaluate the safety of longer-term treatment.
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
We expect to complete enrollment in the SPIRIT 1 and SPIRIT 2 Phase 3 trials later this calendar year, with top-line data for SPIRIT 2 expected in the first quarter of calendar year 2020 and top-line data for SPIRIT 1 expected in the second quarter of calendar year 2020.
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

The HERO trial has completed enrollment after randomizing 934 men with advanced prostate cancer who require androgen deprivation therapy, or ADT, in a 2:1 ratio to treatment with either oral relugolix 120 mg once-daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 trial with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the U.S. Nonetheless, we have designed the trial to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets such as Europe and Japan.
The primary efficacy endpoint accepted by the FDA is testosterone suppression (≤ 50 ng/dL) from week 5, day 1 through week 48, day 7. Relugolix must demonstrate that the lower bound of the 2-sided 95% confidence interval for the percent of patients achieving testosterone suppression through 48 weeks is at least 90%. The secondary efficacy endpoint is PSA reduction as a percentage change from baseline. Testosterone suppression is an approvable endpoint in the U.S. and several hormonal therapies have been approved based on this endpoint. If the results of this trial are favorable, we intend to submit an NDA to the FDA. We may conduct additional clinical trials to further support the commercial potential of relugolix in prostate cancer in the U.S. and other major markets. We currently expect to present top-line results from the HERO trial in the fourth quarter of calendar year 2019 and to submit an NDA to the FDA in early calendar year 2020.
In addition, we filed an amendment to the Phase 3 HERO study protocol to enroll approximately 130 additional men with metastatic prostate cancer to assess the secondary objective of demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide. We believe that relugolix, a direct GnRH receptor antagonist, has the potential to delay the time to castration-resistant disease as compared with leuprolide, a GnRH agonist, because relugolix more rapidly suppresses testosterone and PSA and more fully suppresses follicle-stimulating hormone than leuprolide. We completed enrollment of this additional cohort of men with metastatic prostate cancer in July, 2019.
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
Further assessment of the exposure-response profile of MVT-602 was conducted in a Phase 2a study during the pre-ovulatory phase in 75 fertile women following a minimal controlled ovarian stimulation protocol. After ovarian stimulation, women were randomized to one of four MVT-602 dose groups (0.1 µg, 0.3 µg, 1 µg or 3 µg), to triptorelin, 0.2 mg, or to placebo. Top-line results from this Phase 2a study were presented at the European Society of Human Reproduction in Vienna, Austria in June, 2019. The study demonstrated that MVT-602 was generally well-tolerated and produced the desired luteinizing hormone surge associated with high and dose-dependent rates of ovulation in healthy women following a minimal controlled ovarian stimulation protocol. This study is intended to provide information for dose selection for a future study of MVT-602 in infertile women seeking pregnancy.
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
Program-specific costs primarily include third-party costs, which include expenses incurred under agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials, and other third-party expenses directly attributable to the development of our product candidates.
Unallocated costs primarily include employee-related expenses, such as salaries, share-based compensation, benefits and travel for employees engaged in R&D activities, and the cost of consultants who assist with R&D activities not specific to a program.
R&D activities have been central to our business model. We expect our overall R&D expenses to gradually decrease over the next few quarters as we expect to complete several of our Phase 3 studies. However, we also expect the decreases in clinical trial expenses will be partially offset by increases in other R&D spending as we prepare to seek regulatory approval for our product candidates and establish a medical affairs function. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
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
General and Administrative Expenses
General and administrative, or G&A, expenses consist primarily of personnel costs, including salaries, benefits, share-based compensation and travel expenses for our executive, finance, human resources, legal, commercial operations and other administrative functions. G&A expenses also include expenses incurred under agreements with third parties relating to legal, accounting, auditing and tax services, rent and facilities costs, information technology costs, general overhead, costs billed to us under the Services Agreements and other costs allocated to us from RSL.
We anticipate that our G&A expenses will increase in future periods as we expand our operations. These increases will likely include costs related to the hiring of additional personnel, costs to implement and upgrade certain information technology systems, professional services fees and additional rent and other facilities related costs. In particular, we expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If relugolix or MVT-602 obtains regulatory approval for marketing, we expect sales, marketing, and commercialization costs to be significant.
Interest Expense
Interest expense consists of interest payments related to our outstanding debt as well as the associated non-cash amortization of debt discounts and issuance costs.
Interest Income
Interest income consists of interest earned on money market funds and the accretion of discounts to maturity for commercial paper.

Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Operating expenses:
Research and development	$51,117	$51,341
General and administrative	14,152	8,742
Total operating expenses	65,269	60,083
Interest expense	3,793	1,617
Interest income	(766)	—
Other (income) expense, net	(705)	289
Loss before income taxes	(67,591)	(61,989)
Income tax expense	313	145
Net loss	$(67,904)	$(62,134)
Research and Development Expenses
For the three months ended June 30, 2019 and 2018, our R&D expenses consisted of the following (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Program-specific costs:
Relugolix	$39,106	$42,839	$(3,733)
MVT-602	820	674	146
Unallocated costs:
Share-based compensation	2,548	1,561	987
Personnel expense	7,279	4,781	2,498
Services Agreements	—	457	(457)
Other expense	1,364	1,029	335
Total R&D expenses	$51,117	$51,341	$(224)
R&D expenses decreased by $0.2 million, to $51.1 million, in the three months ended June 30, 2019 compared to $51.3 million in the three months ended June 30, 2018. The composition of our R&D expenses in both periods is similar, and primarily includes expenses related to our Phase 3 clinical studies as well as personnel-related expenses for employees engaged in R&D activities. R&D expenses for the three months ended June 30, 2018 reflected a ramp up in relugolix Phase 3 study costs primarily related to study enrollment, whereas R&D expenses for the three months ended June 30, 2019 reflect lower relugolix Phase 3 study costs as certain studies are in the process of winding down. The decrease in relugolix Phase 3 study costs were partially offset by increases in other R&D spending related to our preparations to seek regulatory approval for our product candidates.
R&D expenses were $51.1 million in the three months ended June 30, 2019, and consisted primarily of CRO, clinical drug supply and other study and manufacturing related costs of $40.5 million, personnel expenses of $7.3 million, and share-based compensation expense of $2.5 million.
R&D expenses were $51.3 million in the three months ended June 30, 2018, and consisted primarily of CRO, clinical drug supply and other study-related costs of $41.9 million, personnel expenses of $4.8 million, share-based compensation expense of $1.6 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements (see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) of $2.1 million, including unallocated personnel expenses and third-party pass-through costs associated with our ongoing clinical and other research programs.

General and Administrative Expenses
G&A expenses increased by $5.4 million, to $14.2 million, in the three months ended June 30, 2019 compared to $8.7 million in the three months ended June 30, 2018, primarily due to an increase in personnel-related expenses, share-based compensation, professional service fees, other general overhead and administrative expenses to support our headcount growth and expanding operations and the assumption of activities previously provided by RSI and RSG under the Services Agreements, partially offset by a reduction of costs billed to us under the Services Agreements due to a decrease in the level of support provided by RSI and RSG as we have decentralized substantially all of our activities from RSL.
G&A expenses in the three months ended June 30, 2019 were $14.2 million, and consisted primarily of personnel-related and general overhead expenses of $8.2 million, share-based compensation expense of $3.9 million, legal and professional fees of $1.4 million, and rent and other facilities related costs of $0.5 million.
G&A expenses in the three months ended June 30, 2018 were $8.7 million, and consisted primarily of personnel-related and general overhead expenses of $4.0 million, share-based compensation expense of $2.7 million, including $0.1 million of which was allocated to us by RSL, legal and professional fees of $0.9 million, and costs of $1.1 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass-through costs.
Interest Expense
Interest expense was $3.8 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily the result of higher outstanding debt balances under our financing arrangements during the three months ended June 30, 2019 as compared to the prior year period.
Interest Income
Interest income was $0.8 million in the three months ended June 30, 2019. There was no interest income in the three months ended June 30, 2018. During the three months ended June 30, 2019, we invested a portion of our cash in a combination of money market funds and commercial paper. There were no such investments in the comparable prior year period.
Other (Income) Expense, net
Other (income) expense, net consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated payables. The impact of foreign exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated payables. For the three months ended June 30, 2019, we recorded a foreign exchange gain of $0.7 million, and for the three months ended June 30, 2018, we recorded a foreign exchange loss of $0.3 million. These amounts are included in other (income) expense, net on the unaudited condensed consolidated statements of operations.
Income Tax Expense
Our income tax expense was $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate for the three months ended June 30, 2019 and 2018 was (0.46)% and (0.23)%, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of our common shares, from the issuance of notes to NovaQuest and the funds received from our Term Loans with Hercules.
As of June 30, 2019, we had $226.7 million of cash and cash equivalents available to us, as compared to $156.1 million of cash and cash equivalents available to us as of March 31, 2019. As of June 30, 2019, we had approximately $10.4 million of capacity available to us under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
For the three months ended June 30, 2019 and 2018, we had net losses of $67.9 million and $62.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $569.9 million.
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. Our operating losses and negative operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, anticipated regulatory filings, and our expenditures on other R&D and G&A activities.

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
Our primary use of cash has been to fund the development of relugolix and MVT-602. We expect our operating expenses to continue to increase over the near term as we expand our operations to continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix. Based on our current operating plan, we expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of fiscal year 2019. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. We anticipate that we will continue to incur net losses for the foreseeable future. To continue as a going concern, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including through financing activities in public or private capital markets, financing arrangements with Roivant Sciences, potential business development activities and cost containment measures. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. Although we believe that we will continue to raise capital to fund our operations as we have in the past, ASC 240-40, Going Concern, does not allow us to consider future financing activities that are not probable of being implemented in our assessment of our future cash burn for the purpose of our liquidity assessment. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back, or discontinue operations.
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

Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(66,811)	$(44,755)
Net cash used in investing activities	$(139)	$(197)
Net cash provided by financing activities	$137,610	$79,963
Operating Activities
For the three months ended June 30, 2019, we used $66.8 million in operating activities primarily due to our ongoing development and clinical trials for relugolix and MVT-602 and the expansion of our company. This was primarily attributable to a net loss for the period of $67.9 million and decreases of $7.6 million in accrued expenses resulting primarily from a decrease in accrued R&D expenses and accrued compensation-related expenses and $1.0 million in accounts payable due to the timing of vendor invoice payments. These amounts were partially offset by a $1.5 million decrease in prepaid expenses and other current assets, an increase of $1.5 million in deferred interest payable related to our outstanding debt with NovaQuest which is paid on a deferred basis pursuant to the terms of the NovaQuest Securities Purchase Agreement, $6.5 million of non-cash share-based compensation expense as a result of an increase in headcount, and $0.9 million of total depreciation and amortization expense.
For the three months ended June 30, 2018, we used $44.8 million in operating activities primarily due to our ongoing development and clinical trials for relugolix. This was primarily attributable to a net loss for the period of $62.1 million along with an increase of $0.6 million in prepaid expenses and other current assets. These amounts were partially offset by increases of $8.0 million in accrued expenses which was primarily due to the progress of our ongoing Phase 3 clinical trials of relugolix, $4.2 million of non-cash share-based compensation expense as a result of an increase in headcount, an increase of $3.2 million in amounts due to RSL, RSI and RSG, and $0.6 million of total depreciation and amortization expense.
Investing Activities
For the three months ended June 30, 2019 and 2018, $0.1 million and $0.2 million, respectively, was used in investing activities, all for the purchase of property and equipment.
Financing Activities
For the three months ended June 30, 2019, $137.6 million was provided by financing activities. This was primarily due to the net proceeds of $134.8 million we received from the issuance and sale of 17,424,243 common shares in our underwritten public equity offering (including the exercise of the underwriters’ over-allotment option) and the net proceeds of $2.5 million we received from the sale of 106,494 common shares through our “at-the-market” equity offering program. In addition, we received cash proceeds of $0.3 million from the exercise of stock options under our 2016 Equity Incentive Plan.
For the three months ended June 30, 2018, $80.0 million was provided by financing activities. This was primarily due to the net proceeds of $57.3 million we received from the sale of 2,767,129 common shares through our “at-the-market” equity offering program, and proceeds of $22.5 million we received from the sale of 1,110,015 common shares to RSL in a private placement.
Contractual Obligations
During the three months ended June 30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2019.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting periods. We base our estimates on historical experience and on various other information available to us at the time we make the estimates and judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are inherently uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our critical accounting policies are more fully described in “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 24, 2019, other than to leases upon the adoption of ASU 2016-02, Leases (Topic 842), as discussed below.
Leases
Prior to April 1, 2019, we recognized our leases in accordance with ASC 840, Leases, and all of our leases were classified as operating leases. Rent expense was recognized on a straight-line basis over the terms of the leases and, accordingly, we recorded the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease included lease incentives, such as rent abatements or leasehold improvement allowances, or required fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, was recognized on a straight-line basis over the term of the lease.
Effective April 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), under which all of our outstanding leases continue to be classified as operating leases. Rent expense is recognized on a straight-line basis. When an operating lease includes rent abatements or requires fixed escalations of the minimum lease payments, the aggregate rental expense is recognized on a straight-line basis over the term of the lease. When an operating lease includes lease incentives such as leasehold improvement allowances, the lease incentive is included in the right-of-use asset. Operating lease right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. As our leases do not provide an implicit rate, in determining the net present value of lease payments, management used judgment in order to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow equivalent funds on a collateralized basis over a similar term in a similar economic environment.
Recent Accounting Pronouncements
For information regarding the impact of recently adopted accounting pronouncements and the expected impact of recently issued accounting pronouncements not yet adopted on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments.
Our investment policy establishes guidelines for the investment of cash in a conservative and diversified investment portfolio which seeks to provide adequate liquidity for our operations while minimizing the loss of any principal. The securities permitted under our investment policy may be subject to market risk related to changes in interest rates and other market factors. We manage our sensitivity to these risks by investing in short-term, investment grade marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe that a hypothetical 10% change in market rates would have a material impact on the realized value of our investments. As of June 30, 2019 and March 31, 2019, we had cash and cash equivalents of $226.7 million and $156.1 million, respectively, consisting of commercial paper, money market funds, and non-interest-bearing cash deposits denominated in the U.S. dollar and Swiss franc.
We also have certain debt that bears interest at a prime-based variable rate. A hypothetical 10% change in this interest rate would have an approximate $0.4 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.
We do not believe that we have any material exposures to foreign currency rate fluctuations. Although we conduct some R&D activities with vendors outside of the U.S., most of our transactions are denominated in U.S. dollars. For the three months ended June 30, 2019, we recorded a foreign exchange gain of $0.7 million, and for the three months ended June 30, 2018, we recorded a foreign exchange loss of $0.3 million. These amounts are included in other (income) expense, net on the unaudited condensed consolidated statements of operations.
Item 4.                                                         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. Effective April 1, 2019, we adopted Accounting Standards Codification 842, Leases (Topic 842). As a result, we have made changes to certain internal controls over financial reporting to address risks associated with the lease accounting and disclosure requirements. This includes the enhancement of our lease evaluation processes and the implementation of controls to address risks associated with the calculation of right-of-use assets and corresponding lease liabilities. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of June 30, 2019, we had approximately $226.7 million of cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of fiscal year 2019. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Quarterly Report on Form 10-Q. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.
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

Our current funds will not be sufficient for us to complete all necessary development activities and commercially launch relugolix. Accordingly, we will need to obtain substantial further funding through other public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Raising additional funds by issuing equity securities may cause dilution to existing shareholders; raising additional funds through debt financings may involve additional restrictive covenants, and raising funds through collaboration or licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2016, and our operations to date have been limited to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing the clinical development of our product candidates, conducting global clinical trials, and preparing for potential future regulatory approvals and commercialization of relugolix. Many of our Phase 3 clinical trials are still ongoing and we have not yet demonstrated an ability to obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties in achieving our business objectives. If our product candidates are approved by the FDA, we will need to expand our capabilities to support commercial activities and we may not be successful in adding such capabilities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
We have incurred significant operating losses and negative operating cash flows since our inception and expect to continue to incur significant operating losses and negative operating cash flows; and we have not generated any revenue from any commercial products and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have focused most of our efforts on research and development with the goal of achieving regulatory approval and have incurred significant operating losses. Our net loss was $67.9 million and $62.1 million for the three months ended June 30, 2019 and 2018, respectively, and, as of June 30, 2019, we had an accumulated deficit of $569.9 million.
We expect to continue to incur significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our results of operations, financial position and working capital. If we obtain regulatory approval for relugolix or MVT-602, we expect to incur increased sales, marketing and manufacturing expenses.

We have not obtained marketing approval for relugolix or MVT-602 anywhere in the world, and we may never receive such approval. As a result, we have never generated any product revenue. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of relugolix and MVT-602, obtain necessary regulatory approvals, and have relugolix and MVT-602 manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize relugolix or MVT-602. Even if we successfully obtain regulatory approvals to market relugolix or MVT-602, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for relugolix and MVT-602 and whether we own the commercial rights for those territories. For example, ORILISSA™ (elagolix), an oral GnRH receptor antagonist for the management of moderate to severe pain associated with endometriosis, has been approved as monotherapy (150 mg once a day or 200 mg twice a day) by the FDA and launched by AbbVie in August 2018. The launch and commercialization of ORILISSA™ or other competing drugs may limit the revenue from relugolix. If the indication or label approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, or if we are unable to obtain a favorable price for relugolix or MVT-602, we may not generate significant revenue from sales of relugolix or MVT-602, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
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
Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of relugolix or MVT-602. See the Risk Factor titled “The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.” We have not submitted an NDA to the FDA, or any comparable application to any other regulatory authority.
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

If we are unable to formulate a single-tablet fixed-dose combination version of relugolix with low-dose estradiol and a progestin for our women’s health indications, its potential commercial opportunity and competitive advantage could be limited.
GnRH receptor antagonists, like relugolix, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flush or vasomotor symptoms, may be mitigated by the co-administration of relugolix in combination with low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy is to formulate a single-tablet fixed-dose combination of relugolix with low-dose estradiol and a progestin to maintain bone health and mitigate side effects of a low-estrogen state such as vasomotor symptoms, and to facilitate patient convenience and compliance. We have recently conducted a bioequivalence study to demonstrate the bioequivalence of the single-tablet relugolix combination therapy with the co-administered regimen used in the LIBERTY clinical program (one relugolix 40-mg tablet and one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). The single tablet met FDA bioequivalence criteria. Twelve-month stability studies will be required for FDA approval and these studies are ongoing. If we are unsuccessful in our attempts to formulate a single-tablet fixed-dose combination version of relugolix in time for the initial application for market authorization in the U.S., we expect to seek approval for relugolix tablets co-packaged with a commercially available tablet containing both the low-dose estradiol and norethindrone acetate. This would potentially decrease our advantages relative to our competition by requiring patients to take two pills once-daily instead of one pill once-daily until the fixed-dose combination can be developed and approved. If our competitors develop a fixed-dose combination with hormonal therapy before we do, or if we are unable to do so, then we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.
In addition, in order to support the bridging between the U.S. and European Union, or EU, sourced commercially available tablets of the low-dose estradiol and norethindrone acetate that were used in our clinical trials, we need to demonstrate the comparability of the drug product obtained from the different sources. If the information provided is insufficient to support approval of either formulation, we may be required to conduct further studies, we could face delays and increased expenses associated with our development programs and our commercial opportunity could be limited.
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
Each of these agreements include customary affirmative and restrictive covenants and representations and warranties. For example, under the NovaQuest Securities Purchase Agreement, a minimum cash covenant applies commencing on November 1, 2020 (or November 1, 2021 if extended pursuant to the terms of the NovaQuest Securities Purchase Agreement). Other restrictive covenants include limitations on additional indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), transfers, mergers or acquisitions, taxes, corporate changes and deposit accounts. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
Additionally, the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement each also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, cross acceleration to certain debt, certain events relating to bankruptcy or insolvency and certain events relating to U.K. or Irish pension plans. Upon the occurrence of an event of default under the NovaQuest Securities Purchase Agreement, a default interest rate of an additional 5.0% will apply to the outstanding obligations under the NovaQuest Securities Purchase Agreement, and NovaQuest, as the agent for the holders of the notes, may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the NovaQuest Securities Purchase Agreement. Upon the occurrence of an event of default under the Hercules Loan Agreement, a default interest rate of an additional 5.0% may be applied to the outstanding obligations under the Hercules Loan Agreement, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement. In addition, upon the occurrence of certain bankruptcy and insolvency events, our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement and our obligations under the Hercules Loan Agreement would automatically become due and payable. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. NovaQuest and Hercules could also exercise their rights to take possession and dispose of the collateral securing our obligations, which collateral includes all of our and our subsidiaries’ respective assets other than intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.

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
We rely on agreements with Takeda to provide rights to the core intellectual property relating to our existing product candidates and to supply us with clinical and commercial trial material to support development and potential commercialization of relugolix. Any termination or loss of significant rights under those agreements would adversely affect our development or commercialization of relugolix.
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and clinical supply of relugolix. Under this agreement, Takeda Limited is supplying us, and we are obtaining from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. If Takeda fails to fulfill its obligations to manufacture and supply clinical and/or commercial quantities of relugolix, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
We currently rely in part on services provided by Roivant Sciences, Inc. and Roivant Sciences GmbH.
We previously entered into Services Agreements with Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, wholly owned subsidiaries of Roivant Sciences Ltd., or RSL, pursuant to which RSI and RSG provide certain services to us. The RSI or RSG personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility or act exclusively for us, and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected. During the past year, we have replaced most of the services previously provided by RSI and RSG with our own internally developed capabilities or external professional service providers. Consequently, the level of support we receive from RSI and RSG has decreased substantially. If we are unable to fully integrate the internal capabilities or further develop capabilities to replace the services currently provided by RSI or RSG, or fail to do so in a timely and effective manner, the operations of our business would be adversely affected.
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
Part of our business strategy involves international expansion, including establishing and maintaining operations outside of the U.S. and establishing and maintaining relationships with health care providers, payors, government officials, distributors and manufacturers globally. Conducting business internationally involves a number of risks, including:

•
multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, privacy and cybersecurity laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

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

•
failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Protection Regulation, or the GDPR, which introduced strict requirements for processing personal data of individuals within the EU; and

•
failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

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
Our computer systems, as well as those of RSI, RSG and our contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our information systems or unauthorized persons, could cause interruptions in our operations and result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of relugolix or MVT-602 or any future product candidate could be delayed.
The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of personal and confidential information stored in our or our third-party providers’ systems, portable media or storage devises. We could also experience a business interruption, theft of or unauthorized access to personal or confidential information, intellectual property or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our information system infrastructure or lead to data leakage, either internally or at our third-party providers, and could result in liabilities that adversely affect our financial performance. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent services interruptions or security breaches.

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. This is particularly the case if the U.K. and the EU do not reach agreement on how the U.K. will exit the EU, commonly referred to as a “hard Brexit.” The U.K.’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect us.
For example, Brexit could result in the U.K. or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the U.K. Brexit could also affect the clearance or timing of the release of our clinical trial materials into the U.K. or the EU. Any such delays could result in our clinical study sites having insufficient clinical trial materials and could adversely affect the timing and completion of our clinical trials. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the U.K., the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the U.K. from the EU have had and may continue to have, particularly in the case of a hard Brexit, a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.
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

We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear whether, post Brexit, the U.K. will enact data protection legislation equivalent to the GDPR and how data transfers to and from the U.K. will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
We are implementing a company-wide enterprise resource planning, or ERP, system to upgrade certain existing business, operational, and finance processes, upon which we rely. ERP implementations are complex and time-consuming projects that require transformations of business and finance processes to reap the benefits of the ERP system. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control over financial reporting could cause us to fail to comply with the U.S. Securities and Exchange Commission, or the SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting, or result in the issuance of an adverse opinion on the effectiveness of internal control over financial reporting by our independent registered public accounting firm. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and could impact ongoing and planned clinical trials as well as limit commercialization of any products that we may develop.
The use of relugolix, relugolix combination therapy and MVT-602 in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by regulatory or governmental agencies, consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
During 2017, the European Union Economic and Financial Affairs Council, or ECOFIN, released a list of noncooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. In an effort to remain off this list, Bermuda committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted legislation that requires certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. As we are tax resident in the U.K., we believe that we are excluded from the requirement to satisfy substance requirements in Bermuda. If we were in future required to satisfy economic substance requirements in Bermuda but failed to do so, we could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.

Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. The results of previous clinical trials may not be predictive of future results, and interim or top-line data may be subject to change or qualification based the complete analysis of data.
Our product candidates are still in development and will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical trials of relugolix or MVT-602, which may delay the approval of an NDA or similar application. The clinical trial process is also very time-consuming.
Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, Takeda’s Phase 2 trial for relugolix in men with advanced prostate cancer, C27002, did not meet the criteria for success for its primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, statistical powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in or the discontinuation of advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, we may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, on May 14, 2019 and July 23, 2019, we announced top-line data for the LIBERTY 1 and LIBERTY 2 trials, the two replicate Phase 3 studies of once-daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Positive results from any of our clinical trials of relugolix and MVT-602 may not be predictive of the results of any of our other ongoing and potential future clinical trials, and there can be no assurance that the results of studies conducted by third parties will be viewed favorably or are indicative of our own future study results. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed similarly to their predecessors.
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
Further, we, the FDA or an institutional review board, or IRB, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a clinical trial in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practice, or cGCP, or cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application, or IND, or other submissions or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the timing for commencement or completion of current or future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of relugolix or MVT-602 could be harmed, and our ability to generate product revenue from relugolix or MVT-602 may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our common share price, slow down the regulatory approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical trials. Enrollment in our clinical trials may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion. Furthermore, any negative results we or Takeda may report in clinical trials of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical trials of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment, enrollment, or retention in our clinical trials. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical trials, delaying or potentially preventing us from completing clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop relugolix and MVT-602, or could render further development impossible.

The results of our clinical trials may not support our proposed claims for relugolix or MVT-602.
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the efficacy or safety of relugolix or MVT-602. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and nonclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. In addition, the FDA may not agree that clinical trial results are sufficient for approval for any product candidate. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having achieved promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of nonclinical and early clinical studies of our product candidates may not be predictive of the results of later-stage nonclinical studies or clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize relugolix and MVT-602 and generate product revenue.
Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.
Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical trials in Japan in women with uterine fibroids and announced that it had obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. Favorable announcements by Takeda do not guarantee that the results of our clinical trials will also be favorable as the designs of our Phase 3 clinical trials differ from those of Takeda. Further, if clinical trial or post marketing adverse events regarding Relumina® are reported, or subsequent announcements by Takeda regarding relugolix are unfavorable, it could negatively impact our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. Additionally, the Phase 3 data from the Takeda trials of Relumina® will be available to us, and may be used to support our anticipated NDA submission to the FDA. We cannot provide assurance that the FDA will allow us to use the data from Takeda’s clinical trials in support of any NDA that we may submit, and such data may be interpreted differently by the FDA and provide contradictory evidence in support of FDA’s evaluation. If it does not, we may be required to perform additional clinical trials.
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
Drug development is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists for the treatment of each of uterine fibroids, endometriosis, and advanced prostate cancer, as well as infertility in women, there are several large and small pharmaceutical companies focused on delivering therapies for the treatment of these indications. For example, ORILISSA™, an oral GnRH receptor antagonist, has been approved by the FDA for the management of moderate to severe pain associated with endometriosis and was launched by AbbVie in August 2018. Further, it is likely that additional drugs will become available in the future for the treatment of each of our target indications.
We are aware of several companies that are developing and commercializing drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, pain associated with endometriosis, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. Many of our current and potential future competitors have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in our clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or opt to take an approved product.
Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than any product candidate that we may develop.
We will face competition from other drugs currently approved or that will be approved in the future for the treatment of uterine fibroids, endometriosis, or advanced prostate cancer, as well as infertility in women. Therefore, our ability to compete successfully will depend largely on our ability to:

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
In addition, the FDA has raised concern about a potential increase in the risk of diabetes and certain cardiovascular diseases in men with prostate cancer treated with GnRH receptor agonists. Further, on May 18, 2018, the European Medicines Agency, or the EMA, Pharmacovigilance Risk Assessment Committee, or PRAC, completed its review of Esmya (ulipristal acetate) following reports of serious liver injury. The PRAC concluded that Esmya may have contributed to the development of some cases of serious liver injury. The PRAC has recommended that Esmya must not be used in women with known liver problems and should be used for more than one treatment course only in women who are not eligible for surgery. Liver function testing should be performed at the start of each treatment course and once a month and for two to four weeks after stopping treatment for the first two treatment courses. In August 2018, Allergan, Inc. announced that it received a Complete Response letter from the FDA in which the FDA cited safety concerns regarding Esmya post-marketing reports outside the U.S., indicated that Esmya could not be approved in its current form, and requested additional information. Although Esmya is in a different class of drugs from relugolix, the review of post-marketing events of liver toxicity for Esmya by regulatory bodies may lead to increased scrutiny regarding liver function for GnRH antagonists. Further, if post marketing adverse events related to Relumina® are reported, it could negatively impact our clinical development plans for relugolix.
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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including:

•	restrictions on the manufacture of such products;

•	restrictions on the labeling or marketing of such products;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	requirement of a REMS (or equivalent outside the U.S.);

•	Warning or Untitled Letters;

•	withdrawal or recall of the products from the market;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of such products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
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
We expect to build a focused sales, distribution, and marketing infrastructure to market our product candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, generate sufficient sales, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and market access teams. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could delay any product launch, which would adversely impact its commercialization. For example, if the commercial launch of relugolix or MVT-602, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train, and retain adequate numbers of qualified and effective sales and marketing personnel;

•	the inability of sales personnel to attain access to adequate numbers of physicians to prescribe any drugs;

•	the inability to negotiate with payors regarding reimbursement and formulary access for our products; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.
We may not have the resources in the foreseeable future to allocate to the sales, marketing and distribution of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and such collaborator’s ability to successfully market and sell the products. We intend to pursue collaborative arrangements regarding the sales, marketing and distribution of our product candidates, if approved, for certain markets overseas; however, it might be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms, or at all. We also will be competing with many other companies as we seek sales partners for our product candidates and we may not be able to compete successfully against those other firms. We cannot assure you that we will be able to establish or maintain such collaborative arrangements on terms favorable to us, or even if we are able to do so, that they will have effective sales forces. To the extent that we depend on third parties for sales, marketing and distribution, the financial returns to us will depend on our future collaborators’ capabilities. If any such future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the sales, marketing and distribution of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected.
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
If either relugolix or MVT-602 is approved for marketing outside of the U.S., we may enter into agreements with third parties to market these products in certain jurisdictions. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•	reduced or no protection over intellectual property rights;

•	unexpected changes in tariffs, trade barriers, and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign reimbursement, pricing, and insurance regimes;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incidental to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, health care clearing-houses, and certain healthcare providers, known as covered entities, and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

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
Changes in legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize relugolix or MVT-602 and affect the prices we may obtain.
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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The tax legislation enacted on December 22, 2017, titled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage, commonly known as the individual mandate. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated under the ACA. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.
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
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already begun the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although a number of the existing measures, and other potential proposals may require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the U.S. have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and will rely on Takeda and its affiliates and other third parties to produce clinical and commercial supplies of drug substance and drug product.
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
Takeda is no longer developing MVT-602. Additional process development and manufacturing would be required for us to complete further Phase 2 and Phase 3 clinical studies for MVT-602, which we have not secured. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards.
Any significant delay in the supply of a product candidate, or the raw material components thereof, due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.

We also will rely on Takeda or other third-party manufacturers to supply us with sufficient quantities of drug substance and drug product to be used, if approved, for the commercialization of any of our products. The facilities used by Takeda and our other contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for the manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix monotherapy, a fixed-dose single-tablet combination product or co-packaged product of relugolix and low-dose estradiol and a progestin, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

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
Although our common shares are listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by passive investors (for example, RSL beneficially owns approximately 45.5% of our outstanding common shares as of June 30, 2019), trading in our common shares has been less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our common shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to significant fluctuations in response to a variety of factors, including the following:

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

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to maintain effective internal control over financial reporting;

•	failure to meet or exceed the estimates and projections of the investor community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	changes in estimates of financial results or investment recommendations by securities analysts;

•
significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	short sales of our common shares;

•	sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of our common shares intend to sell common shares;

•	sales or purchases of our common shares by our executive officers;

•	issuance of additional shares of our common shares, or the perception that such issuances may occur, including through our “at-the-market” equity offering program;

•	negative coverage in the media or analyst reports, whether accurate or not;

•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;

•	trading liquidity of our common shares;

•	investors’ general perception of our company and our business;

•	general political, economic, industry, and market conditions;

•	effects of natural or man-made catastrophic events; and

•	the other factors described in this “Risk Factors” section.
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
RSL beneficially owns approximately 45.5% of our outstanding common shares as of June 30, 2019 and has the right to appoint a majority of the directors constituting our board of directors. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance requirements. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements. We have elected to use certain of these exemptions and we may continue to use all or some of these exemptions in the future. As a result, you may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval.
Based on our common shares outstanding as of June 30, 2019, RSL beneficially owns approximately 45.5% of our outstanding common shares and has the ability to substantially influence us through this ownership position. In addition, our Bye-Laws provide that at anytime that RSL owns between 35% and 50% of our common shares, RSL will have the right to appoint directors constituting a simple majority of our board of directors. As a result, until RSL owns less than 35% of our outstanding common shares, RSL will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
Our organizational and ownership structure may create significant conflicts of interests.
Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and minority holders of our common shares, on the one hand, and RSL and its shareholders, on the other hand. Certain of our directors and employees have equity interests in RSL and, accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. Further, our other shareholders may not have visibility into the ownership of RSL securities held by any of our directors or officers, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ or officers’ RSL ownership could impact the interests of those holders.

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
If securities or industry analysts cease to publish research or reports about our business, or publish negative reports about our business, our common share price could decline.
The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates, or one or more of the analysts who covers us downgrades their investment recommendation on our common shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our common share price to decline.
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
All of the common shares sold in our initial public offering, through our “at-the market” equity offering program and in our 2018 and 2019 public equity offerings, as well as shares issued upon the exercise of stock options granted to persons other than our officers and directors and other shares held by our non-affiliated shareholders, are freely transferable without restrictions or further registration under the Securities Act. If our major shareholders, including RSL and Takeda, or any of our executive officers or directors were to sell a substantial portion of our common shares, or if the market perceived that RSL, Takeda or any of our executive officers or directors intends to sell our common shares, it could negatively affect our common share price.
We have filed a registration statement on Form S-8 under the Securities Act to register the common shares that may be issued under our equity incentive plan. In addition, for so long as we continue to satisfy the requirements to be deemed a “well-known seasoned issuer,” we can utilize a shelf registration statement currently on file with the SEC to allow us to issue an unlimited number of securities from time to time. The issuance of such securities may have an adverse effect on the trading price of our common shares. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares and result in dilution to the market price of our common shares.
In April 2018, we entered into an “at-the-market” sales agreement with Cowen and Company, LLC, or Cowen pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $100.0 million through Cowen, acting as our agent. Through June 30, 2019, we have sold an aggregate of 4,076,623 common shares for aggregate net proceeds of approximately $86.6 million pursuant to this “at-the-market” equity offering program. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.

We have incurred and will continue to incur substantial and increasing costs as a result of operating as a public company, and our management has been and will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses and these expenses will continue to increase further. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, changing rules and regulations may increase our legal and accounting compliance costs and make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management.
If we are unable to develop and maintain proper and effective internal control over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common shares, may be adversely affected.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are also required to include in our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, which could negatively impact the value of our common shares. We are also required to disclose significant changes in our internal control over financial reporting on a quarterly basis.
During the evaluation and testing process of our internal control over financial reporting, if we or our independent registered public accounting firm identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm will be required to issue an adverse opinion on the effectiveness of our internal control over financial reporting. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access the capital markets.
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
We are an exempted company limited by shares incorporated under the laws of Bermuda and it may be difficult for you to enforce judgments against us or our directors and executive officers.
We are an exempted company limited by shares incorporated under the laws of Bermuda. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction. It may be difficult for investors to enforce in the U.S. judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the U.K., and under current U.K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains, and subject to U.K.’s controlled foreign company rules, except where an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.

The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
We and RSL, our controlling shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the U.K., Switzerland, Ireland, and the U.S. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, RSL, our controlling shareholder, and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of such changes and developments in the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
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
We believe that we and our non-U.S. subsidiaries are classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares.
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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and subsequent financings in our business. With respect to the taxable year that ended on March 31, 2019, we believe that we were not a PFIC; however, with respect to the foreseeable future taxable years, because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time, we cannot predict whether we will or will not be classified as a PFIC. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC. In addition, recently proposed U.S. Treasury Regulations, which we are continuing to assess the impact of, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
Not applicable.
Item 6.   Exhibits.

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3†	Fourth Amended and Restated Bye-laws.
10.1	Amendment No.1 to Information Sharing and Cooperation Agreement, dated as of May 24, 2019, by and between Roivant Sciences Ltd. and the Registrant.	10-K	001-37929	10.7	05/24/2019
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†Filed herewith.
†† Furnished herewith

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

 Date: August 6, 2019