Form 10-Q
period 2019-09-30
Myovant Sciences Ltd.
filed 2019-11-12
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on November 1, 2019, was 89,623,564.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	September 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$130,373	$156,074
Marketable securities	27,220	—
Prepaid expenses and other current assets	9,969	10,194
Income tax receivable	17	524
Total current assets	167,579	166,792
Property and equipment, net	2,288	2,071
Operating lease right-of-use asset	8,973	—
Other assets	5,162	4,114
Total assets	$184,002	$172,977
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,819	$11,019
Interest payable	305	1,077
Accrued expenses	44,380	53,614
Operating lease liability	853	—
Due to Roivant Sciences Ltd. (RSL), Roivant Sciences, Inc. (RSI) and Roivant Sciences GmbH (RSG)	271	121
Current maturities of long-term debt	8,402	6,142
Total current liabilities	60,030	71,973
Deferred rent	—	1,157
Deferred interest payable	5,323	2,273
Long-term operating lease liability	9,320	—
Long-term debt, less current maturities	92,075	93,240
Total liabilities	166,748	168,643
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 89,623,564 and 72,057,490 issued and outstanding at September 30, 2019 and March 31, 2019, respectively	2	1
Additional paid-in capital	657,780	505,851
Accumulated other comprehensive (loss) income	(31)	507
Accumulated deficit	(640,497)	(502,025)
Total shareholders’ equity	17,254	4,334
Total liabilities and shareholders’ equity	$184,002	$172,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development (1)	$50,803	$53,813	$101,920	$105,154
General and administrative (2)	16,603	10,310	30,755	19,052
Total operating expenses	67,406	64,123	132,675	124,206
Interest expense	3,788	1,580	7,581	3,197
Interest income	(942)	—	(1,708)	—
Other expense (income), net	121	(21)	(584)	268
Loss before income taxes	(70,373)	(65,682)	(137,964)	(127,671)
Income tax expense	195	88	508	233
Net loss	$(70,568)	$(65,770)	$(138,472)	$(127,904)
Net loss per common share — basic and diluted	$(0.79)	$(0.99)	$(1.68)	$(1.97)
Weighted average common shares outstanding — basic and diluted	88,798,398	66,666,876	82,667,061	64,997,698
(1) Includes $26 and $246 of costs allocated from RSL, RSI, and RSG during the three months ended September 30, 2019 and 2018, respectively, and $51 and $2,434 of costs allocated from RSL, RSI, and RSG during the six months ended September 30, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 10).
(2) Includes $224 and $949 of costs allocated from RSL, RSI, and RSG during the three months ended September 30, 2019 and 2018, respectively, and $422 and $2,174 of costs allocated from RSL, RSI, and RSG during the six months ended September 30, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 10).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(70,568)	$(65,770)	$(138,472)	$(127,904)
Other comprehensive income (loss):
Foreign currency translation adjustment	281	(72)	(538)	353
Total other comprehensive income (loss)	281	(72)	(538)	353
Comprehensive loss	$(70,287)	$(65,842)	$(139,010)	$(127,551)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2019	72,057,490	$1	$505,851	$507	$(502,025)	$4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,229	17,424,243	1	134,537	—	—	134,538
Share-based compensation expense	—	—	6,410	—	—	6,410
Capital contribution — share-based compensation	—	—	42	—	—	42
Capital contribution from RSI and RSG	—	—	106	—	—	106
Foreign currency translation adjustment	—	—	—	(819)	—	(819)
Issuance of shares upon exercise of stock options and vesting of RSUs	34,399	—	314	—	—	314
Net loss	—	—	—	—	(67,904)	(67,904)
Balance at June 30, 2019	89,622,626	2	649,806	(312)	(569,929)	79,567
Public equity offering, additional offering costs	—	—	(80)	—	—	(80)
Share-based compensation expense	—	—	7,879	—	—	7,879
Capital contribution — share-based compensation	—	—	52	—	—	52
Capital contribution from RSI and RSG	—	—	123	—	—	123
Foreign currency translation adjustment	—	—	—	281	—	281
Issuance of shares upon vesting of RSUs	938	—	—	—	—	—
Net loss	—	—	—	—	(70,568)	(70,568)
Balance at September 30, 2019	89,623,564	$2	$657,780	$(31)	$(640,497)	$17,254

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	60,997,856	$1	$266,178	$24	$(228,474)	$37,729
Issuance of shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2,110	2,767,129	—	57,315	—	—	57,315
Issuance of shares in connection with Private Placement with RSL	1,110,015	—	22,500	—	—	22,500
Share-based compensation expense	—	—	4,053	—	—	4,053
Capital contribution — share-based compensation	—	—	191	—	—	191
Foreign currency translation adjustment	—	—	—	425	—	425
Issuance of shares upon exercise of stock options	16,218	—	76	—	—	76
Net loss	—	—	—	—	(62,134)	(62,134)
Balance at June 30, 2018	64,891,218	1	350,313	449	(290,608)	60,155
Share-based compensation expense	—	—	4,529	—	—	4,529
Capital contribution — share-based compensation	—	—	196	—	—	196
Capital contribution from RSI and RSG			212			212
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $5,110	3,533,399	—	74,391	—	—	74,391
Issuance of shares upon exercise of stock options and vesting of RSUs	60,271	—	460	—	—	460
Net loss	—	—	—	—	(65,770)	(65,770)
Balance at September 30, 2018	68,484,888	$1	$430,101	$377	$(356,378)	$74,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(138,472)	$(127,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	14,383	8,969
Depreciation and amortization (1)	726	191
Amortization of debt discount and issuance costs	1,095	936
Other items	(369)	565
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	225	(3,240)
Income tax receivable	507	233
Other assets	(799)	(96)
Accounts payable	(5,200)	3,781
Interest payable	(772)	18
Accrued expenses	(9,304)	8,176
Operating lease liabilities	(368)	—
Due to RSL, RSI and RSG	150	(1,382)
Deferred rent	—	567
Deferred interest payable	3,050	305
Net cash used in operating activities	(135,148)	(108,881)
Cash flows from investing activities:
Purchases of marketable securities	(27,160)	—
Purchases of property and equipment	(532)	(390)
Net cash used in investing activities	(27,692)	(390)
Cash flows from financing activities:
Proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	2,546	57,315
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	134,528	74,683
Proceeds from issuance of common shares in Private Placement with RSL	—	22,500
Proceeds from stock option exercises	314	466
Net cash provided by financing activities	137,388	154,964
Net change in cash, cash equivalents and restricted cash	(25,452)	45,693
Cash, cash equivalents and restricted cash, beginning of period	157,199	108,624
Cash, cash equivalents and restricted cash, end of period	$131,747	$154,317
Non-cash financing activities:
Unpaid offering costs included in accounts payable and accrued expenses	$70	$292
Stock options exercised receivables, included in prepaid expenses and other current assets	$—	$(70)
(1) Includes amortization of operating lease right-of-use asset.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly-owned subsidiaries, the Company) is a healthcare company focused on developing innovative treatments for women’s health and prostate cancer. The Company is developing a relugolix combination tablet (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, relugolix 120 mg as a monotherapy for advanced prostate cancer, and an additional product candidate, MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Both relugolix and MVT-602 were licensed to the Company by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States, or U.S., generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the U.S. Securities and Exchange Commission, or the SEC, on May 24, 2019. The unaudited consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020, for any other interim period or for any other future year.
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
There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 24, 2019, except for the adoption of ASU 2016-02, Leases (Topic 842), on April 1, 2019. See Note 2(H).

(B) Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including the evaluation of the Company’s ability to continue as a going concern, share-based compensation expenses, research and development, or R&D, expenses and accruals, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting period, that are not readily apparent from other sources. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.
(C) Going Concern and Management’s Plans
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. During the six months ended September 30, 2019, the Company incurred net losses of $138.5 million and used $135.1 million of cash and cash equivalents in operations. The Company expects to continue to incur significant and increasing operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix. The Company has not generated any revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. Based on its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements at least through the end of the Company’s fiscal year ending March 31, 2020. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. Current cash, cash equivalents and marketable securities will not be sufficient to enable the Company to complete all necessary development activities and commercially launch relugolix. The Company anticipates that it will continue to incur net losses for the foreseeable future.
To continue as a going concern, the Company will need, among other things, additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including through financing activities in public or private capital markets. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. Although the Company expects to negotiate and enter into a new term loan facility that the Company and Sumitomo Dainippon Pharma, Co. Ltd. (“Sumitomo”) agreed to negotiate and enter into, and the Company expects to draw down on this term loan facility on a quarterly basis, after it becomes effective upon the close of the transaction between Roivant Sciences Ltd. and Sumitomo, ASC 240-40, Going Concern, does not allow the Company to consider future financing activities that are uncertain in its assessment of the Company’s future cash burn for the purpose of its liquidity assessment. For more information on the Company’s arrangements with Sumitomo, see Note 13(B), “Subsequent Events—Letter Agreement with Sumitomo Dainippon Pharma, Co. Ltd.”
Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements and footnotes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(D) Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, where applicable, for outstanding yet unvested shares of restricted common stock. The computation of diluted net loss per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, restricted stock awards, performance stock units, and warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.
As of September 30, 2019 and 2018, potentially dilutive securities were as follows:

	September 30,
	2019	2018
Stock options	7,676,460	5,115,494
Restricted stock awards (unvested)	775,651	1,057,707
Restricted stock units (unvested)	753,720	12,500
Performance stock units (unvested)	408,510	—
Warrants	73,710	73,710
Total	9,688,051	6,259,411

(E) Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2019, cash and cash equivalent balances are diversified between three financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its money market funds and commercial paper. The Company maintains its cash deposits and cash equivalents in highly rated, federally insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments. Interest income consists of interest earned on money market funds and the accretion of discounts to maturity for commercial paper and corporate bonds.
Restricted cash consists of non-interest bearing legally restricted deposits held as compensating balances against the Company’s corporate credit card program and an irrevocable standby letter of credit provided as security for the Company’s office lease.
Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash and consists of the following (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$130,373	$153,717
Restricted cash (1)	1,374	600
Total cash, cash equivalents and restricted cash	$131,747	$154,317
(1) Included in other assets on the unaudited condensed consolidated balance sheets.

(F) Marketable Securities
Investments in marketable securities are held in a custodial account at a financial institution and managed by the Company’s investment advisor based on the Company’s investment guidelines. The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of September 30, 2019, the Company’s marketable securities consisted of commercial paper and highly rated corporate bonds with maturities of greater than three months but less than twelve months at the time of purchase. These short-term commercial paper and corporate debt securities are classified as current assets on the Company’s unaudited condensed consolidated balance sheets under the caption marketable securities.
The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses on available-for-sale commercial paper and short-term corporate debt securities are excluded from earnings and are recorded in accumulated other comprehensive (loss) income until realized. Any unrealized losses are evaluated for other-than temporary impairment at each balance sheet date. Realized gains and losses are determined based on the specific identification method and are recorded in other (income) expense, net. See Note 3 for additional information.
(G) Fair Value Measurements
The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy for financial instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
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
The Company’s financial instruments include cash, cash equivalents consisting of commercial paper, corporate bonds, and money market funds, marketable securities consisting of commercial paper and corporate bonds, accounts payable and the Company’s debt obligations. Cash, cash equivalents, and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Marketable securities are recorded at their estimated fair value and are included in Level 2 of the fair value hierarchy. The carrying value of the Company’s debt approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy.

(H) Recently Adopted Accounting Standards
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
The most significant impact of the adoption of Topic 842 on the Company’s unaudited condensed consolidated financial statements was the recognition of a $9.4 million operating lease right-of-use asset, a $0.8 million current operating lease liability, and a $9.8 million long-term operating lease liability on the Company’s unaudited condensed consolidated balance sheet related to its existing facility operating lease. In addition, the Company reclassified the $1.2 million deferred rent liability for its existing facility lease to the related operating lease right-of-use asset. There was no material impact to the Company’s unaudited condensed consolidated statement of operations, and no cumulative-effect adjustment to accumulated deficit. See Note 11 for additional information.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new standard on April 1, 2019. The adoption of ASU 2018-02 did not have an impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new standard on April 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements, to make changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. Certain items in the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 on April 1, 2019 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB, (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by the Company to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

(I) Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this new standard will have on its unaudited condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 amends the disclosure requirements in Topic 820 to promote the exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating fair value measurement disclosure requirements. Certain required disclosures were added, modified, or removed, including removing the required disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company does not currently expect that the adoption of this new standard will have a material impact on its unaudited condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, or ASU 2018-15, which amends ASC 350-40, Internal-Use Software, to include in its scope implementation costs of a cloud computing arrangement that is a service contract. Consequently, the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement is aligned with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this standard will have on its unaudited condensed consolidated financial statements and related disclosures.
Note 3—Marketable Securities
As of September 30, 2019, the Company’s $27.2 million marketable securities balance consisted of available-for-sale commercial paper and short-term corporate bonds. Unrealized gains on marketable securities as of September 30, 2019 were not material. There were no unrealized losses on marketable securities as of September 30, 2019.
There were no marketable securities as of March 31, 2019.

Note 4—Fair Value Measurements
As of September 30, 2019, and March 31, 2019, assets measured at fair value on a recurring basis consisted of money market funds and commercial paper, which are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, and short-term corporate bonds and commercial paper, which are included in marketable securities on the unaudited condensed consolidated balance sheets.
The following table summarizes the Company’s assets measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy as of September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Money market funds	$53	$—	$—	$53
Commercial paper	—	130,953	—	130,953
Corporate bonds	—	12,608	—	12,608
Total assets	$53	$143,561	$—	$143,614

The following table summarizes the Company’s assets measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy as of March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Money market funds	$83	$—	$—	$83
Commercial paper	—	126,050	—	126,050
Total assets	$83	$126,050	$—	$126,133

Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Commercial paper and short-term corporate bonds are included in Level 2 of the fair value hierarchy and are valued using third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
There were no liabilities measured at fair value on a recurring basis as of September 30, 2019 or March 31, 2019. There were no transfers of assets or liabilities between the fair value hierarchy levels that occurred during the six months ended September 30, 2019.
Note 5—Accrued Expenses
As of September 30, 2019, and March 31, 2019, accrued expenses consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Accrued R&D expenses	$36,620	$46,947
Accrued compensation-related expenses	3,800	5,024
Accrued professional service fees	1,053	370
Accrued other expenses	2,907	1,273
Total accrued expenses	$44,380	$53,614

Note 6—Financing Arrangements
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
The Company incurred financing costs related to the NovaQuest Securities Purchase Agreement of $1.0 million. During each of the three and six-month periods ended September 30, 2019 and 2018, interest expense included $0.1 million and $0.2 million, respectively, of amortized deferred financing costs related to the NovaQuest notes.
Outstanding debt obligations to NovaQuest are as follows (in thousands):

	September 30, 2019	March 31, 2019
Principal amount	$60,000	$60,000
Less: unamortized debt issuance costs	(523)	(756)
Loan payables less unamortized debt issuance costs	59,477	59,244
Less: current maturities	—	—
Long-term debt, net of current maturities and unamortized debt issuance costs	$59,477	$59,244

(B) Hercules
In October 2017, the Company, its subsidiaries, as guarantors, and Hercules Capital, Inc., or Hercules, entered into a Loan Agreement, or the Hercules Loan Agreement, which provided up to $40.0 million principal amount of term loans, or the Term Loans. A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018. The Term Loans bear interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The interest rate on the Term Loans was 9.00% as of September 30, 2019.
Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date has been extended from May 1, 2021 to November 1, 2021 as a result of the achievement of a financing milestone in July 2018. The Company is obligated to make monthly interest payments during the Interest-only Period, subject to certain terms and conditions, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period was extended from June 1, 2019 to December 1, 2019 as a result of the achievement of a financing milestone during July 2018 and was further extended to June 1, 2020 as a result of the achievement of a certain clinical milestone in July 2019. Prepayment of the Term Loans is subject to a prepayment charge. The Company is also obligated to pay an end of term charge of 6.55% of the principal amount of the Term Loans funded under the Hercules Loan Agreement, on the earlier of the maturity date or the date that the Term Loans otherwise become due and payable.
The Company’s obligations under the Hercules Loan Agreement are secured by a first lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets (other than intellectual property). The Hercules Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties. The Hercules Loan Agreement also includes a minimum cash covenant which ceased to apply as a result of the achievement of a certain clinical milestone in July 2019.
Concurrent with each funding of the Term Loans, the Company was required to issue to Hercules a warrant, or the Warrants, to purchase a number of its common shares equal to 3.00% of the principal amount of the relevant Term Loan funded divided by the exercise price, which is based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a Warrant to Hercules exercisable for an aggregate of 49,800 of its common shares at an exercise price of $15.06 per common share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercisable for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share. The Company accounted for the Warrants as equity instruments since they were indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity (deficit). The relative fair value of the Warrants related to the first and second tranche funding were approximately $0.5 million and $0.3 million, respectively, and were treated as a discount to the Term Loans. This amount is being amortized to interest expense using the effective interest method over the life of the Term Loans.
The Company estimated the fair value of the Warrants using the Black-Scholes model based on the following key assumptions:

	Tranche 1	Tranche 2
Exercise price	$15.06	$18.82
Common share price on date of issuance	$14.39	$18.96
Volatility	73.2%	72.3%
Risk-free interest rate	2.15%	2.78%
Expected dividend yield	—%	—%
Contractual term (in years)	7.00	7.00

The Company issued the first tranche of the Term Loans at a discount of $2.1 million, including the relative fair value of the related Warrant, and incurred financing costs of $1.3 million. The second tranche of the Term Loans was issued at a discount of $1.3 million, including the relative fair value of the related Warrant. During the three and six-months ended September 30, 2019, interest expense included $0.4 million and $0.9 million, respectively, of amortized debt discount and issuance costs related to the Term Loans. During the three and six months ended September 30, 2018, interest expense included $0.3 million and $0.7 million, respectively, of amortized debt discount and issuance costs related to the Term Loans.
Outstanding debt obligations to Hercules are as follows (in thousands):

	September 30, 2019	March 31, 2019
Principal amount	$40,000	$40,000
End of term charge	2,620	2,620
Less: unamortized debt discount and issuance costs	(1,620)	(2,482)
Loan payables less unamortized debt discount and issuance costs	41,000	40,138
Less: current maturities	(8,402)	(6,142)
Long-term debt, net of current maturities and unamortized debt discount and issuance costs	$32,598	$33,996

Note 7—Related Party Transactions
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
Under the Services Agreements, for the three months ended September 30, 2019 and 2018, the Company incurred expenses (inclusive of third-party pass-through costs billed to the Company) of $0.2 million and $1.0 million, respectively, inclusive of the mark-up. Under the Services Agreements, for the six months ended September 30, 2019 and 2018, the Company incurred expenses (inclusive of third-party pass-through costs billed to the Company) of $0.4 million and $4.2 million, respectively, inclusive of the mark-up. The Company has replaced substantially all of the services previously provided by RSI and RSG with its own internally developed capabilities or external professional service providers.
(B) Share-Based Compensation Expense Allocated to the Company by RSL
Share-based compensation expense has been and will continue to be allocated to the Company by RSL over the requisite service period over which RSL common share awards and RSL options are expected to vest and based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.
In relation to the RSL common share awards and options issued by RSL to RSL, RSI, RSG, and the Company’s employees, the Company recorded share-based compensation expense of less than $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.1 million and $0.4 million for the six months ended September 30, 2019 and 2018, respectively.
(C) Private Placement with RSL
See Note 9(B) for information regarding the Private Placement with RSL.
(D) Underwritten Public Equity Offering of Common Shares
As discussed in Note 9(A), the Company completed an underwritten public equity offering of its common shares on June 4, 2019. RSL purchased 2,424,242 common shares in this offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million.

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
Note 8—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was (0.28)% and (0.13)%, respectively. The Company’s effective tax rate for the six months ended September 30, 2019 and 2018 was (0.37)% and (0.18)%, respectively. The Company’s effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 9—Shareholders’ Equity
(A) Underwritten Public Equity Offering of Common Shares
On June 4, 2019, the Company completed an underwritten public equity offering of 17,424,243 of its common shares (including 2,272,727 common shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional common shares) at a public offering price of $8.25 per common share. After deducting the underwriting discounts and commissions and offering costs payable by the Company, the net proceeds to the Company in connection with the underwritten public equity offering, including from the exercise of the over-allotment option, were approximately $134.5 million.
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
(C) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the six months ended September 30, 2019 and 2018, the Company issued and sold 106,494 and 2,767,129, respectively, of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 and $21.47 per common share, respectively, for aggregate net proceeds to the Company of approximately $2.5 million and $57.3 million, respectively, after deducting underwriting commissions and offering costs paid by the Company. During the three months ended September 30, 2019 and 2018, no shares were issued and sold under the Sales Agreement. As of September 30, 2019, the Company had approximately $10.4 million of capacity available to it under its “at-the-market” equity offering program.
Note 10—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2019, the number of common shares authorized for issuance increased automatically by 2.9 million shares in accordance with the evergreen provision of the 2016 Plan. As of September 30, 2019, a total of 1.5 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(B) Stock Option Repricing
On August 26, 2019 (the “repricing date”), the Company’s Board of Directors approved a stock option award repricing program (the “repricing”) whereby certain previously granted and still outstanding vested and unvested stock option awards held by current employees and certain executives were repriced on a one-for-one basis to $7.78 per share, which represented the closing market price of the Company’s common shares on the repricing date. To be eligible to participate in the stock option repricing program, 735,428 vested stock option awards to certain executives as of the repricing date are subject to a one-year exercise restriction period beginning from the repricing date. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 5,095,013 vested and unvested stock options outstanding with original exercise prices ranging from $8.82 to $24.44, and a median exercise price of $17.28 per share, were repriced under this program.
The repricing resulted in incremental stock-based compensation expense of $9.2 million, of which $0.8 million related to vested employee stock option awards and was expensed on the repricing date, $1.1 million related to vested executive stock option awards and is being amortized over a one-year exercise restriction period beginning from the repricing date, and $7.3 million related to unvested stock option awards and is being amortized on a straight-line basis over the approximately 3.2 year remaining weighted average vesting period of those awards.

(C) Stock Options
A summary of stock option activity under the Company’s 2016 Plan is as follows:

Number of Options
Options outstanding at March 31, 2019	5,396,465
Granted	2,470,900
Exercised	(33,461)
Forfeited	(187,444)
Options outstanding at September 30, 2019	7,646,460
Options vested and expected to vest at September 30, 2019	7,646,460
Vested options subject to one-year exercise restriction period beginning on August 26, 2019	735,428
Options exercisable at September 30, 2019	1,684,887

(D) Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock award and restricted stock unit activity under the Company’s 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2019	956,066
Granted	724,554
Vested	(142,904)
Forfeited	(8,345)
Unvested balance at September 30, 2019	1,529,371

(E) Performance Stock Units
On August 26, 2019, the Company’s Board of Directors granted performance stock units covering a total of 408,510 common shares, of which two-thirds of the shares (272,338 shares) subject to each performance stock unit vests based upon the passage of time, and the remaining one-third of the shares (136,172 shares) subject to each performance stock unit vests only if the Company achieves certain clinical trial and regulatory milestones. Total share-based compensation expense associated with the performance stock units is based on the fair value of the Company’s common shares on the grant date, which equals the closing market price of the Company’s common shares on the grant date. The Company recognizes the share-based compensation expense related to the performance stock unit awards subject to time-based vesting on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company will recognize the share-based compensation expense related to the performance stock unit awards subject to vesting based upon the achievement of certain clinical trial and regulatory milestones only if such milestones are achieved. As of September 30, 2019, the performance conditions had not been met and were deemed not probable of being met.

(F) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Share-based compensation expense recognized as:
R&D expenses	$3,618	$1,846
G&A expenses	4,313	2,879
Total	$7,931	$4,725

	Six Months Ended September 30,
	2019	2018
Share-based compensation expense recognized as:
R&D expenses	$6,166	$3,407
G&A expenses	8,217	5,562
Total	$14,383	$8,969

Share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations consistent with the grantee’s salary. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL as described in Note 7(B). Total unrecognized share-based compensation expense was approximately $78.2 million as of September 30, 2019 and is expected to be recognized over a weighted-average period of approximately 2.9 years.
(G) RSL RSUs
The Company’s Principal Executive Officer was granted 66,845 RSL RSUs during the fiscal year ended March 31, 2017. These RSUs will vest to the extent certain RSL performance criteria are achieved and certain RSL liquidity conditions are satisfied within specified years of the grant date, provided that the Company’s Principal Executive Officer has provided continued service to RSL or its subsidiaries through such date. As of September 30, 2019, the performance conditions had not been met and were deemed not probable of being met. For the three and six months ended September 30, 2019 and 2018, the Company recorded no share-based compensation expense related to these RSL RSUs. As of September 30, 2019, there was $0.9 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this share-based compensation expense upon achievement of the performance and market conditions through the requisite service period.

Note 11—Leases
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
The components of operating lease expense for the Company’s Brisbane, California office space were as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$519	$1,038
Variable lease cost (1)	46	55
Total operating lease cost	$565	$1,093
(1) Variable lease cost includes common area maintenance and utilities costs which are not included in operating lease liabilities and which are expensed as incurred.
Supplemental cash flow information related to the Company’s operating lease right-of-use asset and operating lease liabilities for its Brisbane, California office space was as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Cash paid for operating lease liabilities	$501	$997

As of September 30, 2019, the Company’s operating lease for its Brisbane, California office space had a weighted average remaining lease term of 6.7 years and a weighted average discount rate of 12.3%. There were no new leases added during the three and six months ended September 30, 2019.
As of September 30, 2019, maturities of operating lease liabilities for the Company’s Brisbane, California office space were as follows (in thousands):

Years Ended March 31,
2020 (remainder of year)	$1,009
2021	2,065
2022	2,128
2023	2,200
2024	2,339
Thereafter	5,307
Total lease payments	15,048
Less imputed interest (1)	(4,875)
Present value of future minimum lease payments	10,173
Less operating lease liability, current portion	(853)
Operating lease liability, long-term portion	$9,320

(1) The Company’s lease contracts do not provide an implicit rate. The imputed interest was determined using the Company’s incremental borrowing rate, which represents an estimated rate of interest that it would have to pay to borrow equivalent funds on a collateralized basis over a similar term at the lease inception date.

Note 12—Commitments and Contingencies
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
(D) Takeda Agreements
Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in the Company’s territory, subject to certain agreed reductions. Takeda will pay the Company a royalty at the same rate on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones. As the amount and timing of any potential future payments under the Takeda License Agreement are not probable and estimable, no such potential commitments have been included in the unaudited condensed consolidated balance sheet.
In May 2018, the Company entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement. Pursuant to the Takeda Commercial Supply Agreement, Takeda has agreed to supply the Company and the Company has agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications and in order to commercialize relugolix in accordance with the Takeda Agreement. Under the Takeda Commercial Supply Agreement, the Company will pay Takeda a fixed price per kilogram of relugolix drug substance through December 31, 2019. The Company has made, and Takeda has accepted an initial firm order to supply relugolix drug substance to the Company through December 31, 2019. For relugolix drug substance manufactured or delivered on or after such date, the Company will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year.
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
(E) Financing Arrangements
The Company has entered into financing arrangements with NovaQuest and Hercules. See Note 6 for additional information.
Note 13—Subsequent Events
(A) Leases
During October 2019, the Company entered into a Sublease Agreement, or sublease, for 20,116 square feet of office space within the same building as its current corporate office space located in Brisbane, California. The sublease term expires on February 29, 2024, with total expected minimum payments over the sublease term of approximately $3.9 million, of which approximately $0.4 million relates to the fiscal year ended March 31, 2020 and approximately $3.5 million relate to each of the fiscal years ended March 31, 2021 through 2024. The sublease required the Company to deliver an irrevocable standby letter of credit to the sublessor for the duration of the lease in the amount of $0.2 million.
(B) Letter Agreement with Sumitomo Dainippon Pharma, Co. Ltd.
On October 31, 2019, the Company’s largest shareholder, Roivant Sciences Ltd. (“RSL”) and certain of its affiliates (not including the Company) entered into an agreement with Sumitomo Dainippon Pharma, Co. Ltd. (“Sumitomo”) (such agreement, the “Sumitomo-Roivant Agreement”) which provides that upon the closing of the transactions contemplated thereby (the “Sumitomo Transactions”), a subsidiary of Sumitomo (such entity, the “Acquiring Entity”), will acquire RSL’s ownership interest in the Company and become a significant shareholder of the Company. The Company expects that, at or prior to the closing of the Sumitomo Transactions, RSL will ensure that the Acquiring Entity will obtain not less than a majority of the Company’s outstanding common shares by purchasing additional common shares at prices not below market trading prices and delivering such shares, or voting rights with respect thereto, to the Acquiring Entity.
On October 31, 2019, in connection with RSL’s entry into the Sumitomo-Roivant Agreement, the Company entered into a Letter Agreement with Sumitomo, pursuant to which Sumitomo has committed to enter into an agreement to provide the Company a $350.0 million low-interest, five-year term loan facility (the “Loan Facility”), with no repayments due until the end of the term to fund the Company’s operating expenditures. The Company expects to be able to access the Loan Facility on a quarterly basis, subject to certain terms and conditions. The Loan Facility is expected to be entered into and become effective upon or promptly following the closing of the Sumitomo Transactions.
Pursuant to the Letter Agreement, the Company will take certain actions with respect to the composition of its Board of Directors and the committees of the Board of Directors, as well as amending certain provisions of its bye-laws, and in connection with the closing of the Sumitomo Transactions, the Company and Sumitomo will also enter into an Investors Rights Agreement, which will provide, among other things, that for so long as Sumitomo and its affiliates continue to hold at least 50% of the outstanding common shares of the Company, the Company’s Board of Directors will continue to include a minimum of three independent directors who, until Sumitomo and its affiliates cease to hold at least 35% of the outstanding common shares of the Company, will have approval rights over certain corporate actions, including related-party transactions between the Company and Sumitomo. The Investors Rights Agreement will further include a standstill provision effective until Sumitomo or its affiliates cease to hold at least 35% of the outstanding common shares of the Company, which provides, among other things, (a) a non-waivable condition requiring approval by a majority of the Company’s minority shareholders for any transaction that would cause Sumitomo or its subsidiaries to hold beneficial ownership of the Company of greater than 60% of the outstanding voting power of the Company. Additionally, for a standstill period of three years, any such transaction must also be made on a confidential basis to the Company’s independent directors and is subject to approval by a majority of the Company’s independent directors, or (b) that such transaction be effected under the circumstances set forth in a specified section of the Company’s Bye-Laws having to do with third-party acquisition proposals.
Sumitomo has also agreed that upon the Company’s request, the parties will discuss terms upon which Sumitomo will provide the Company access to its U.S. commercial infrastructure and operational support as the Company moves forward with the commercialization of relugolix.
The Company has further agreed, until the closing of the Sumitomo Transactions, to reasonably assist and reasonably cooperate with RSL in complying with the interim operating covenants contained in the Sumitomo-Roivant Agreement that relate to the Company, in which RSL has agreed, among other things, to cause the Company to conduct its business in the ordinary course, including refraining from taking a list of actions without Sumitomo’s consent, including (subject to certain limitations) but not limited to incurring additional indebtedness, issuance of equity securities, granting of liens, and sales of assets.

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
The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the success and anticipated timing of our clinical trials for relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg), relugolix 120 mg as a monotherapy, and MVT-602;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical studies and clinical trials;

•	the anticipated designs of our future clinical trials;

•
the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg), including in a single tablet, relugolix 120 mg as a monotherapy, MVT-602 and any future product candidates;

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

•
our ability to continue to fund our operations with the cash, cash equivalents, and marketable securities currently on hand, including our expectations as to for how long these capital resources will enable us to fund our operations;

•
the anticipated transfer of all of our common shares held by Roivant Sciences Ltd. (“RSL”) to Sumitomo Dainippon Pharma, Co. Ltd. (“Sumitomo”), which is expected to result in Sumitomo obtaining voting rights over a majority of our common shares;

•	our anticipated transactions contemplated by the Letter Agreement by and between Sumitomo and us;

•	the potential for us to obtain a priority review voucher from RSL and Sumitomo and the likelihood and timing of when such priority review voucher is expected to be available and transferred to us;

•	our ability to raise additional capital;

•	industry trends;

•	developments and projections relating to our competitors or our industry; and

•	the success of competing drugs that are or may become available.

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
Business Overview
We are a healthcare company focused on developing innovative treatments for women’s health and prostate cancer. Our lead product candidate is relugolix, an oral once-daily small molecule that acts as a gonadotropin-releasing hormone, or GnRH, receptor antagonist that is currently being evaluated in multiple Phase 3 clinical trials across three distinct indications. We are developing a relugolix combination tablet (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, and relugolix 120 mg as a monotherapy for advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as a part of assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
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

On November 12, 2019, we announced that RSL and Sumitomo have committed to us a priority review voucher (“PRV”) expected to become available in early December 2019. We plan to use the PRV in conjunction with our New Drug Application (“NDA”) submission for a once-daily, relugolix combination tablet for the treatment of heavy menstrual bleeding and uterine fibroids, potentially decreasing the standard FDA review time.  We have decided to defer our NDA submission for a once-daily, relugolix combination tablet for the treatment of heavy menstrual bleeding and uterine fibroids until April 2020, which would allow inclusion of the complete 12-month safety data from the LIBERTY open-label extension study, key data that may positively impact the labeled duration of use of the combination tablet. The terms regarding how the PRV will be transferred to us will be determined in connection with the closing of the Roivant-Sumitomo Dainippon Pharma transaction. The transfer is expected to be a related-party transaction and will not involve the issuance of Myovant shares. We also plan to submit a Marketing Authorisation Application (MAA) to the European Medicines Agency in the first quarter of calendar year 2020.

Second Fiscal Quarter Ended September 30, 2019 and Recent Business Highlights
The following summarizes our second fiscal quarter ended September 30, 2019 and recent business highlights:
Relugolix Phase 3 Clinical Programs

•
On July 23, 2019, we announced that LIBERTY 2, the second of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding, met its primary efficacy endpoint and the same six key secondary endpoints as LIBERTY 1. In the primary endpoint analysis, 71.2% of women receiving once-daily relugolix combination therapy achieved the responder criteria compared with 14.7% of women receiving placebo (p < 0.0001). The 24-week study achieved the same six key secondary endpoints with statistical significance compared to placebo as those in LIBERTY 1 including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.

•
On July 23, 2019, we also announced that a separate clinical study of single-tablet relugolix combination therapy met all required and pre-specified FDA criteria for bioequivalence, providing data necessary to include the one tablet, once-daily dosing regimen of relugolix combination therapy in the NDA submission for approval of the treatment for uterine fibroids.

•	In October 2019, results from the LIBERTY 1 and LIBERTY 2 studies were presented in a late-breaking oral presentation at the 2019 American Society for Reproductive Medicines Scientific Congress.

•
We expect top-line data from the Phase 3 HERO trial evaluating the safety and efficacy of relugolix 120 mg in 934 men with advanced prostate cancer in the fourth quarter of calendar year 2019, and assuming positive data, we currently plan to submit an NDA to the FDA for our once-daily, oral relugolix monotherapy tablet for men with advanced prostate cancer in the second quarter of calendar year 2020. Enrollment of 139 additional men with metastatic prostate cancer in the HERO study was completed in July 2019. The objective of enrolling these men was to assess the secondary objective of demonstrating that relugolix can delay the time to progression of the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide. We currently expect to present top-line results from this additional cohort, including the castration resistance-free survival endpoint, in the third quarter of calendar year 2020.

•
In August and October 2019, we completed patient recruitment for the Phase 3 SPIRIT 2 and SPIRIT 1 trials, respectively, evaluating the safety and efficacy of relugolix combination therapy in women with pain associated with endometriosis. We expect to report top-line results from SPIRIT 2 and SPIRIT 1 in the first and second quarters of calendar year 2020, respectively.

Corporate

•
On October 31, 2019, we entered into a Letter Agreement with Sumitomo in connection with the Sumitomo-Roivant Agreement pursuant to which Sumitomo will acquire all of our common shares held by RSL. The Letter Agreement provides, among other things, that we will enter into a loan agreement with Sumitomo that will provide us with a $350.0 million term loan, that we will enter into an Investors Rights Agreement that is intended to provide certain protections for minority shareholders, that we will take certain corporate actions, and that until the transactions contemplated by the Sumitomo-Roivant Agreement close we reasonably assist RSL in complying with the interim operating covenants contained in the Sumitomo-Roivant Agreement that relate to us, in which RSL has agreed, among other things, to cause us to conduct our business in the ordinary course, including refraining from taking a list of actions without Sumitomo’s consent, including (subject to certain limitations) but not limited to incurring additional indebtedness, issuance of equity securities, granting of liens, and sales of assets. Additional information is included in Note 13(B) to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
On November 12, 2019, we announced that Roivant Sciences and Sumitomo have committed to us a priority review voucher (“PRV”) expected to become available in early December 2019. We plan to use the PRV in conjunction with our NDA submission for a once-daily, relugolix combination tablet for the treatment of heavy menstrual bleeding and uterine fibroids, potentially decreasing the standard FDA review time.  We have decided to defer our NDA submission for a once-daily, relugolix combination tablet for the treatment of heavy menstrual bleeding and uterine fibroids until April 2020, which would allow inclusion of the complete 12-month safety data from the LIBERTY open-label extension study, key data that may positively impact the labeled duration of use of the combination tablet. The terms regarding how the PRV will be transferred to us will be determined in connection with the closing of the Roivant-Sumitomo Dainippon Pharma transaction. The transfer is expected to be a related-party transaction and will not involve the issuance of Myovant shares.

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
As of September 30, 2019, and March 31, 2019, we had an accumulated deficit of $640.5 million and $502.0 million, respectively. We had net losses of $70.6 million and $65.8 million for the three months ended September 30, 2019 and 2018, respectively, and $138.5 million and $127.9 million for the six months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had $157.6 million of cash, cash equivalents, and marketable securities available to us, as compared to $156.1 million of cash and cash equivalents available to us as of March 31, 2019.
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
As a GnRH receptor antagonist, relugolix has a clinically validated mechanism of action in each of our three target indications. Lowering estrogen and progesterone levels has previously been demonstrated to effectively decrease heavy menstrual bleeding in women with uterine fibroids and to reduce the pelvic pain associated with endometriosis. We are developing relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) administered orally once-daily, with the goal of optimizing estradiol levels to achieve the long-term benefit of relugolix on symptoms of uterine fibroids and endometriosis, while maintaining bone health and mitigating side effects from a low-estrogen state such as vasomotor symptoms. We expect to launch in our women’s health indications with a single-tablet regimen of relugolix combination therapy administered orally once-daily. We have recently conducted a bioequivalence study to demonstrate the bioequivalence of the single-tablet relugolix combination therapy with the co-administered regimen used in the LIBERTY clinical program (one relugolix 40 mg tablet and one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). The single tablet met FDA bioequivalence criteria. Twelve-month stability studies are required for FDA approval and we expect results from these studies by the end of calendar year 2019. We believe our combination approach with relugolix has the potential to have a better safety and tolerability profile than the currently approved GnRH agonist therapies and has the potential to be used longer-term. The goal of this longer-term treatment is to provide women with uterine fibroids and endometriosis a medical alternative to hysterectomy and other invasive procedures often recommended to treat these conditions.
Decreasing testosterone slows the growth and progression of advanced prostate cancer, such as when the disease recurs or the prostate-specific antigen, or PSA, is rising following prostatectomy or radiation therapy. Relugolix monotherapy is in Phase 3 clinical evaluation as a once-daily oral treatment to lower testosterone. It is being evaluated at a three-times higher dose in men with advanced prostate cancer than the women’s health indications (120 mg orally once-daily following a single 360 mg loading dose compared to 40 mg once daily). We are developing our women’s health relugolix combination and our advanced prostate cancer relugolix monotherapy treatments with the potential of bringing to market two distinct branded products.
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
Eligible women who completed the LIBERTY 1 or LIBERTY 2 studies were offered the opportunity to enroll in an active treatment extension study in which all women receive relugolix combination therapy for an additional 28-week period for a total treatment period of 52 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. We expect the 12-month safety results from the open-label extension study in the first quarter of calendar year 2020. Upon completion of this 52-week total treatment period, eligible women can elect to participate in a second 52-week randomized withdrawal study designed to provide two-year safety and efficacy data on relugolix combination therapy, to evaluate the need for maintenance therapy. We are also conducting a one-year observational study of bone mineral density in women with uterine fibroids or endometriosis to provide additional context for our phase 3 clinical programs.
The primary efficacy endpoint for LIBERTY 1 and LIBERTY 2 was the proportion of all women enrolled who achieved a menstrual blood loss volume of less than 80 mL and at least a 50% reduction in menstrual blood loss volume from baseline during the last 35 days of the 24-week treatment period as measured by the alkaline hematin method. The secondary endpoints included the proportion of women who achieved amenorrhea during the last 35 days of treatment, reduction in pelvic pain, reduction in fibroid volume, reduction in uterine volume, percent change from baseline to week 24 in menstrual blood loss, increase in hemoglobin, and an assessment of the impact of therapy on quality-of-life. Safety, including bone mineral density changes as measured by dual-energy x-ray absorptiometry (DXA), was also assessed.
On May 14, 2019 and July 23, 2019, we announced top-line results for the LIBERTY 1 and LIBERTY 2 studies, respectively. In addition, on July 23, 2019, we announced that a separate clinical study of single-tablet relugolix combination therapy met all required and pre-specified FDA criteria for bioequivalence, providing data necessary to include the one tablet, once-daily dosing regimen of relugolix combination therapy in the NDA submission for approval of the treatment for uterine fibroids.
On November 12, 2019, we announced that Roivant Sciences and Sumitomo have committed to us a priority review voucher (“PRV”) expected to become available in early December 2019. We plan to use the PRV in conjunction with our NDA submission for a once-daily, relugolix combination tablet for the treatment of heavy menstrual bleeding and uterine fibroids, potentially decreasing the standard FDA review time.  We have decided to defer our NDA submission for a once-daily, relugolix combination tablet for the treatment of heavy menstrual bleeding and uterine fibroids until April 2020, which would allow inclusion of the complete 12-month safety data from the LIBERTY open-label extension study, key data that may positively impact the labeled duration of use of the combination tablet. The terms regarding how the PRV will be transferred to us will be determined in connection with the closing of the Roivant-Sumitomo Dainippon Pharma transaction. The transfer is expected to be a related-party transaction and will not involve the issuance of Myovant shares. We also also plan to submit a Marketing Authorisation Application (MAA) to the European Medicines Agency in the first quarter of calendar year 2020.

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
Bone mineral density was comparable between the relugolix combination therapy and placebo groups. The distribution of the change in bone mineral density, including outliers, was similar for the relugolix combination therapy and placebo groups at 24 weeks, as assessed by DXA.
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
The overall incidence of adverse events in the relugolix combination therapy and placebo groups was comparable (62% vs. 66%). In the relugolix combination therapy group 5% of women discontinued treatment early due to adverse events compared with 4% in the placebo group. The only adverse event in the relugolix combination therapy arm occurring in at least 10% of women and more frequently than in the placebo arm was hot flush (11% versus 8%). There were no pregnancies in the relugolix combination therapy group and one in the placebo group. There were two serious adverse events related to study drug: one fibroid expulsion and one for pelvic pain.
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
Changes in bone mineral density were comparable between the relugolix combination therapy and placebo groups at the end of treatment. The distribution of the change in bone mineral density, including outliers, was similar for the relugolix combination therapy and placebo groups at 24 weeks, as assessed by DXA.
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
The overall incidence of adverse events in the relugolix combination therapy and placebo groups was comparable (60.3% vs. 58.9%). In the relugolix combination therapy group, 1.6% of women discontinued treatment early due to adverse events compared with 4.7% in the placebo group. There were no adverse events in the relugolix combination therapy group reported by at least 10% of women and more frequently than in the placebo group. The incidence of hot flashes in the relugolix combination therapy group was similar to placebo (5.6% versus 3.9%). There were no pregnancies in the relugolix combination therapy group and one in the placebo group.

Our Phase 3 Program for the Treatment of Pain Associated with Endometriosis
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix combination therapy in women with pain associated with endometriosis. The program consists of two multinational replicate pivotal clinical trials, which we refer to as SPIRIT 1 and SPIRIT 2. Each trial randomizes women 1:1:1 to one of three treatment arms: relugolix 40 mg once-daily co-administered in combination with commercially available low-dose hormonal therapy for 24 weeks (1.0 mg estradiol and 0.5 mg norethindrone acetate); relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix 40 mg once-daily co-administered with low-dose hormonal therapy for an additional 12 weeks; or placebo once-daily for a period of 24 weeks. We enrolled 623 patients in the SPIRIT 2 trial and expect to enroll a similar number of patients in the replicate SPIRIT 1 trial. Eligible women completing the initial 24-week period are offered an active treatment extension with relugolix 40 mg once-daily co-administered in combination with low-dose hormonal therapy for an additional 80-week period, or a total treatment period of 104 weeks, to evaluate the safety of longer-term treatment.
The co-primary efficacy endpoints for the SPIRIT 1 and SPIRIT 2 trials are the proportion of all women enrolled with reductions in both dysmenorrhea, or menstrual pelvic pain, and nonmenstrual pelvic pain, as assessed by an endometriosis-specific patient questionnaire administered daily, with no increase in background pain medication. Secondary endpoints will include additional questionnaires assessing functional changes associated with endometriosis-specific pain and quality of life, and the use of pain medications to treat endometriosis. Safety, including bone mineral density changes as measured by DXA, will be assessed.
In August and October 2019, we completed patient recruitment for the SPIRIT 2 and SPIRIT 1 trials, respectively. We expect to report top-line results from SPIRIT 2 and SPIRIT 1 in the first and second quarters of calendar year 2020, respectively.
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
The primary efficacy endpoint accepted by the FDA is testosterone suppression (≤ 50 ng/dL) from week 5, day 1 through week 48, day 7. Relugolix must demonstrate that the lower bound of the 2-sided 95% confidence interval for the percent of patients achieving testosterone suppression through 48 weeks is at least 90%. The secondary efficacy endpoint is PSA reduction as a percentage change from baseline. Testosterone suppression is an approvable endpoint in the U.S. and several hormonal therapies have been approved based on this endpoint. If the results of this trial are favorable, we intend to submit an NDA to the FDA. We may conduct additional clinical trials to further support the commercial potential of relugolix in prostate cancer in the U.S. and other major markets. We currently expect to present top-line results from the HERO trial in the fourth quarter of calendar year 2019 and to submit an NDA to the FDA for our once-daily, oral relugolix monotherapy tablet for men with advanced prostate cancer in the second quarter of calendar year 2020.
In addition, we filed an amendment to the HERO study protocol to enroll 139 additional men with metastatic prostate cancer to assess the secondary objective of demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide. We believe that relugolix, a direct GnRH receptor antagonist, has the potential to delay the time to castration-resistant disease as compared with leuprolide, a GnRH agonist, because relugolix more rapidly suppresses testosterone and PSA and more fully suppresses follicle-stimulating hormone than leuprolide. We completed enrollment of this additional cohort of men with metastatic prostate cancer in July 2019, and currently expect to report top-line results from this additional cohort, including the castration resistance-free survival endpoint, in the third quarter of calendar year 2020.

MVT-602
As part of our license agreement with Takeda, or the Takeda License Agreement, we acquired the worldwide rights to MVT-602, our second product candidate, which previously has been evaluated in over 150 men. MVT-602 is an oligopeptide kisspeptin-1 receptor agonist. Kisspeptin, the ligand, is a naturally occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men.  MVT-602 is being developed as a potential treatment for female infertility in women as part of assisted reproduction, such as in vitro fertilization, or IVF. Approximately 1.5 million assisted reproduction cycles are performed each year worldwide. Further, approximately 25% of women suffering from infertility have problems achieving ovulation, including the inability to produce fully matured eggs or the failure to ovulate, most commonly resulting from hormonal dysfunction in the GnRH-luteinizing hormone/follicle-stimulating hormone axis. We believe MVT-602 has the potential to be a safer alternative to human chorionic gonadotropin as a part of assisted reproduction for the treatment of female infertility.
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
Program-specific costs primarily include third-party costs, which include expenses incurred under agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials, as well costs related to manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions for relugolix, and other third-party expenses directly attributable to the development of our product candidates.
Unallocated costs primarily include employee-related expenses, such as salaries, share-based compensation, benefits and travel for employees engaged in R&D activities, and the cost of consultants who assist with R&D activities not specific to a program.
R&D activities have been central to our business model. We expect our overall R&D expenses to decrease over the next few quarters as we expect to complete several of our Phase 3 studies. However, we also expect the decreases in clinical trial expenses will be partially offset by increases in other R&D expenses as we prepare regulatory submissions for our product candidates and establish a medical affairs function, and incur manufacturing expenses in connection with preparations for our anticipated commercial launches of relugolix. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
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
In addition, the probability of success for relugolix combination therapy, relugolix, MVT-602 and any other product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine with certainty the duration and completion costs of our clinical programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses
General and administrative, or G&A, expenses consist primarily of personnel costs, including salaries, benefits, share-based compensation and travel expenses for our executive, finance, human resources, legal, commercial operations and other administrative functions. G&A expenses also include expenses incurred under agreements with third parties relating to legal, accounting, auditing and tax services, rent and facilities costs, information technology costs, commercial operations, general overhead, costs billed to us under the Services Agreements and other costs allocated to us from RSL.
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
Interest Income
Interest income consists primarily of interest earned on corporate bonds and money market funds and the accretion of discounts to maturity for commercial paper.
Results of Operations
The following table summarizes our results of operations for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$50,803	$53,813	$101,920	$105,154
General and administrative	16,603	10,310	30,755	19,052
Total operating expenses	67,406	64,123	132,675	124,206
Interest expense	3,788	1,580	7,581	3,197
Interest income	(942)	—	(1,708)	—
Other expense (income), net	121	(21)	(584)	268
Loss before income taxes	(70,373)	(65,682)	(137,964)	(127,671)
Income tax expense	195	88	508	233
Net loss	$(70,568)	$(65,770)	$(138,472)	$(127,904)

Research and Development Expenses
For the three and six months ended September 30, 2019 and 2018, our R&D expenses consisted of the following (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Program-specific costs:
Relugolix	$36,233	$43,384	$(7,151)
MVT-602	255	2,367	(2,112)
Unallocated costs:
Share-based compensation	3,618	1,846	1,772
Personnel expense	7,738	5,145	2,593
Services Agreements	—	291	(291)
Other expense	2,959	780	2,179
Total R&D expenses	$50,803	$53,813	$(3,010)

	Six Months Ended September 30,
	2019	2018	Change
Program-specific costs:
Relugolix	$75,339	$86,223	$(10,884)
MVT-602	1,075	3,041	(1,966)
Unallocated costs:
Share-based compensation	6,166	3,407	2,759
Personnel expense (1)	15,050	9,926	5,124
Services Agreements	—	748	(748)
Other expense (1)	4,290	1,809	2,481
Total R&D expenses	$101,920	$105,154	$(3,234)
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.
R&D expenses decreased by $3.0 million, to $50.8 million, in the three months ended September 30, 2019 compared to $53.8 million in the three months ended September 30, 2018. R&D expenses in both periods primarily includes expenses related to our Phase 3 clinical studies, manufacturing expenses, as well as personnel-related expenses for employees engaged in R&D activities. R&D expenses related to our clinical studies have continued to decline, driven primarily by the wind down of our LIBERTY Phase 3 studies. The decrease in study costs were partially offset by increases in other R&D expenses related predominantly to our manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions for relugolix in multiple indications and jurisdictions, as well as increases in personnel expenses, share-based compensation expense, and other R&D expenses.
R&D expenses in the three months ended September 30, 2019 consisted primarily of CRO, drug supply and other study and manufacturing related costs of $33.7 million, personnel expenses of $7.7 million, and share-based compensation expense of $3.6 million.
R&D expenses in the three months ended September 30, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $45.8 million, personnel expenses of $5.1 million, share-based compensation expense of $1.8 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements (see Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) of $0.2 million, including unallocated personnel expenses and third-party pass-through costs associated with our ongoing clinical and other research programs.

R&D expenses decreased by $3.2 million, to $101.9 million, in the six months ended September 30, 2019 compared to $105.2 million in the six months ended September 30, 2018. R&D expenses in both periods primarily includes expenses related to our Phase 3 clinical studies, manufacturing expenses, as well as personnel-related expenses for employees engaged in R&D activities. R&D expenses for the six months ended September 30, 2018 reflected a ramp up in relugolix Phase 3 study costs primarily related to study enrollment, whereas R&D expenses for the six months ended September 30, 2019 reflect declining relugolix Phase 3 study costs as certain studies are in the process of winding down. The decrease in relugolix Phase 3 study costs were partially offset by increases in other R&D expenses related predominantly to our manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions for relugolix in multiple indications and jurisdictions, as well as increases in personnel expenses, share-based compensation expense, and other R&D expenses.
R&D expenses in the six months ended September 30, 2019 consisted primarily of CRO, drug supply and other study and manufacturing related costs of $74.2 million, personnel expenses of $15.1 million, and share-based compensation expense of $6.2 million.
R&D expenses in the six months ended September 30, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $87.7 million, personnel expenses of $9.9 million, share-based compensation expense of $3.4 million, $0.1 million of which was allocated to us by RSL, and costs billed to us under the Services Agreements (see Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) of $2.3 million, including unallocated personnel expenses and third-party pass-through costs associated with our ongoing clinical and other research programs.
General and Administrative Expenses
G&A expenses increased by $6.3 million, to $16.6 million, in the three months ended September 30, 2019 compared to $10.3 million in the three months ended September 30, 2018, primarily due to an increase in personnel-related expenses, share-based compensation, professional service fees, expenses related to commercial operations activities in advance of potential future regulatory approvals of relugolix, other general overhead and administrative expenses to support our headcount growth and expanding operations and the assumption of activities previously provided by Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”) under the Services Agreements, partially offset by a reduction of costs billed to us under the Services Agreements due to a decrease in the level of support provided by RSI and RSG as we have decentralized substantially all of our activities from RSL.
G&A expenses in the three months ended September 30, 2019 consisted primarily of personnel-related, commercial operations, and general overhead expenses of $10.4 million, share-based compensation expense of $4.3 million, professional service fees of $1.1 million, and rent and other facilities related costs of $0.6 million.
G&A expenses in the three months ended September 30, 2018 consisted primarily of personnel-related and general overhead expenses of $5.9 million, share-based compensation expense of $2.9 million, including $0.1 million of which was allocated to us by RSL, professional service fees of $0.6 million, and costs of $0.8 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass-through costs.
G&A expenses increased by $11.7 million, to $30.8 million, in the six months ended September 30, 2019 compared to $19.1 million in the six months ended September 30, 2018, primarily due to an increase in personnel-related expenses, share-based compensation, professional service fees, expenses related to commercial operations activities in advance of potential future regulatory approvals of relugolix, other general overhead and administrative expenses to support our headcount growth and expanding operations and the assumption of activities previously provided by RSI and RSG under the Services Agreements, partially offset by a reduction of costs billed to us under the Services Agreements due to a decrease in the level of support provided by RSI and RSG as we have decentralized substantially all of our activities from RSL.
G&A expenses in the six months ended September 30, 2019 consisted primarily of personnel-related, commercial operations, and general overhead expenses of $18.6 million, share-based compensation expense of $8.2 million, professional service fees of $2.5 million, and rent and other facilities related costs of $1.1 million.
G&A expenses in the six months ended September 30, 2018 consisted primarily of personnel-related and general overhead expenses of $9.9 million, share-based compensation expense of $5.6 million, including $0.2 million of which was allocated to us by RSL, professional service fees of $1.5 million, and costs of $1.9 million billed to us under the Services Agreements, including personnel expenses, overhead allocations and third-party pass-through costs.
Interest Expense
Interest expense was $3.8 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $7.6 million and $3.2 million for the six months ended September 30, 2019 and 2018, respectively. The increase was primarily the result of higher outstanding debt balances under our financing arrangements during the three and six months ended September 30, 2019 as compared to the prior year periods.

Interest Income
Interest income was $0.9 million and $1.7 million for the three and six months ended September 30, 2019, respectively. There was no interest income for the three and six months ended September 30, 2018. During the three and six months ended September 30, 2019, we invested a portion of our cash in a combination of money market funds, commercial paper, and short-term corporate bonds. There were no such investments in the comparable prior year periods.
Other Expense (Income), net
Other expense (income), net consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated payables. The impact of foreign exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated payables.
For the three months ended September 30, 2019, we recorded a foreign exchange loss of $0.1 million, and for the three months ended September 30, 2018, we recorded a foreign exchange gain of less than $0.1 million.
For the six months ended September 30, 2019, we recorded a foreign exchange gain of $0.6 million, and for the six months ended September 30, 2018, we recorded a foreign exchange loss of $0.3 million.
Income Tax Expense
Our income tax expense was $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.2 million for the six months ended September 30, 2019 and 2018, respectively. Our effective tax rate for the three months ended September 30, 2019 and 2018 was (0.28)% and (0.13)%, respectively, and (0.37)% and (0.18)% for the six months ended September 30, 2019 and 2018, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of our common shares, from the issuance of notes to NovaQuest and the funds received from our Term Loans with Hercules.
As of September 30, 2019, we had $157.6 million of cash, cash equivalents, and marketable securities available to us, as compared to $156.1 million of cash and cash equivalents available to us as of March 31, 2019. As of September 30, 2019, we had approximately $10.4 million of capacity available to us under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
For the three months ended September 30, 2019 and 2018, we had net losses of $70.6 million and $65.8 million, respectively, and for the six months ended September 30, 2019 and 2018, we had net losses of $138.5 million and $127.9 million, respectively. As of September 30, 2019, we had an accumulated deficit of $640.5 million.
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
We anticipate that our capital requirements will be significant as we:

•
advance our Phase 3 programs of relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis and relugolix 120 mg as a monotherapy for advanced prostate cancer;

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

•	service our debt obligations and associated interest payments; and

•	operate as a public company.
Our primary use of cash has been to fund the development of relugolix and MVT-602. We expect our operating expenses to continue to increase over the near term as we expand our operations to continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix. Based on our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ending March 31, 2020. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our current cash, cash equivalents and marketable securities will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. We anticipate that we will continue to incur net losses for the foreseeable future.
To continue as a going concern, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including through financing activities in public or private capital markets. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. Although we expect to negotiate and enter into a new term loan facility that we and Sumitomo agreed to negotiate and enter into, and we expect to draw down on this term loan facility on a quarterly basis, after it becomes effective upon the close of the transaction between Roivant Sciences Ltd. and Sumitomo, ASC 240-40, Going Concern, does not allow us to consider future financing activities that are uncertain in our assessment of our future cash burn for the purpose of our liquidity assessment. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back, or discontinue operations.
Until such time, if ever, as we can generate substantial product revenue from sales of relugolix, MVT-602, or any future product candidate, we expect to finance our operations through a combination of cash, cash equivalents, and marketable securities currently on hand, equity offerings, debt financings, structured transactions such as royalty financings, collaboration, license or development agreements, or other collaborations, as well as draws on the new term loan facility that we have agreed to negotiate and enter into with Sumitomo referenced previously. However, we have agreed, until the closing of the Sumitomo Transactions, to reasonably assist and reasonably cooperate with RSL in complying with the interim operating covenants contained in the Sumitomo-Roivant Agreement that relate to us, in which RSL has agreed, among other things, to cause us to conduct our business in the ordinary course, including refraining from taking a list of actions without Sumitomo’s consent, including (subject to certain limitations) but not limited to incurring additional indebtedness, issuance of equity securities, granting of liens, and sales of assets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. Our existing financing agreements involve, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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

Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(135,148)	$(108,881)
Net cash used in investing activities	$(27,692)	$(390)
Net cash provided by financing activities	$137,388	$154,964
Operating Activities
For the six months ended September 30, 2019, we used $135.1 million in operating activities primarily due to our ongoing development and clinical trials for relugolix and MVT-602, activities related to our preparation for potential regulatory approvals and commercialization of relugolix, and the expansion of our company. This was primarily attributable to a net loss for the period of $138.5 million and decreases of $9.3 million in accrued expenses resulting primarily from a decrease in accrued R&D expenses and accrued compensation-related expenses and $5.2 million in accounts payable due to the timing of vendor invoice payments. These amounts were partially offset by an increase of $3.1 million in deferred interest payable related to our outstanding debt with NovaQuest which is paid on a deferred basis pursuant to the terms of the NovaQuest Securities Purchase Agreement, $14.4 million of non-cash share-based compensation expense as a result of an increase in headcount, and $1.8 million of total depreciation and amortization expense.
For the six months ended September 30, 2018, we used $108.9 million in operating activities primarily due to our ongoing development and clinical trials for relugolix and MVT-602. This was primarily attributable to a net loss for the period of $127.9 million along with an increase of $3.2 million in prepaid expenses and other current assets and a decrease of $1.4 million in amounts due to RSL, RSI, and RSG. These amounts were partially offset by an increase in accrued expenses of $8.2 million and an increase in accounts payable of $3.8 million which were primarily due to the progress of our ongoing Phase 3 clinical trials of relugolix, $9.0 million of non-cash share-based compensation expense as a result of an increase in headcount, and $1.1 million of total depreciation and amortization expense.
Investing Activities
For the six months ended September 30, 2019, $27.7 million was used in investing activities, of which $27.2 million was for the purchase of marketable securities and $0.5 million was for the purchase of property and equipment. For the six months ended September 30, 2018, $0.4 million was used in investing activities, all for the purchase of property and equipment.
Financing Activities
For the six months ended September 30, 2019, $137.4 million was provided by financing activities. This was primarily due to the net proceeds of $134.5 million we received from the issuance and sale of 17,424,243 common shares in our underwritten public equity offering (including the exercise of the underwriters’ over-allotment option) and the net proceeds of $2.5 million we received from the sale of 106,494 common shares through our “at-the-market” equity offering program. In addition, we received proceeds of $0.3 million from the exercise of stock options under our 2016 Equity Incentive Plan.
For the six months ended September 30, 2018, $155.0 million was provided by financing activities. This was primarily due to the net proceeds of $74.7 million we received from the issuance and sale of 3,533,399 common shares in our underwritten public equity offering (including the partial exercise of the underwriters’ over-allotment option), $57.3 million we received from the sale of 2,767,129 common shares through our “at-the-market” equity offering program, and proceeds of $22.5 million we received from the sale of 1,110,015 common shares to RSL in a private placement. In addition, we received proceeds of $0.5 million from the exercise of stock options under our 2016 Equity Incentive Plan.
Contractual Obligations
During the six months ended September 30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2019.
During October 2019, we entered into a Sublease Agreement, or sublease, for 20,116 square feet of office space within the same building as our current corporate office space located in Brisbane, California. The sublease term expires on February 29, 2024, with total expected minimum payments over the sublease term of approximately $3.9 million, of which approximately $0.4 million relates to the fiscal year ended March 31, 2020 and approximately $3.5 million relate to each of the fiscal years ended March 31, 2021 through 2024. The sublease required us to deliver an irrevocable standby letter of credit to the sublessor for the duration of the lease in the amount of $0.2 million.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements and the reported amounts of expenses incurred during the reporting periods. We base our estimates on historical experience and on various other information available to us at the time we make the estimates and judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.
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
Our investment policy establishes guidelines for the investment of cash in a conservative and diversified investment portfolio which seeks to provide adequate liquidity for our operations while minimizing the loss of any principal. The securities permitted under our investment policy may be subject to market risk related to changes in interest rates and other market factors. We manage our sensitivity to these risks by investing in short-term, investment grade marketable securities. Due to the short-term duration of our investment portfolio, the limited amount of investments classified as marketable securities, and the low risk profile of our investments, we do not believe that a hypothetical 10% change in market rates would have a material impact on the realized value of our investments. As of September 30, 2019, we had cash, cash equivalents, and marketable securities of $157.6 million and as of March 31, 2019, we had cash and cash equivalents of $156.1 million.
We also have certain debt that bears interest at a prime-based variable rate. A hypothetical 10% change in this interest rate would have an approximate $0.4 million impact on our annual interest expense. We do not believe we are currently exposed to any material market risk.
We do not believe that we have any material exposures to foreign currency rate fluctuations. Although we conduct some R&D activities with vendors outside of the U.S., most of our transactions are denominated in U.S. dollars. For the six months ended September 30, 2019, we recorded a foreign exchange gain of $0.6 million, and for the six months ended September 30, 2018, we recorded a foreign exchange loss of $0.3 million. These amounts are included in other expense (income), net on the unaudited condensed consolidated statements of operations.
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
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. During the quarter ended September 30, 2019, we implemented a company-wide enterprise resource planning (ERP) system to improve the efficiency of certain financial and related transactional processes. We have completed the implementation of certain processes, including the financial close and reporting and indirect procure-to-pay processes and where appropriate, we have modified the design and operation of certain internal control processes and procedures relating to the new ERP system. As we optimize and implement the remaining functionality under this ERP system over the next several quarters, we will continue to assess the impact on our internal control over financial reporting.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business, Financial Position and Capital Requirements
We believe our current cash, cash equivalents, and marketable securities will be sufficient to fund our business only for a limited amount of time, and if we are not able to raise additional funds, we may be unable to continue as a going concern.
As of September 30, 2019, we had approximately $157.6 million of cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ending March 31, 2020. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our expenses, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch relugolix. We anticipate that we will continue to incur net losses and negative operating cash flows for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Quarterly Report on Form 10-Q. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.
We will require substantial additional capital to fund our operations, and if we fail to obtain necessary funding, we may not be able to complete the development of, seek regulatory approval for, and commercialize relugolix or MVT-602.
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

Our current funds will not be sufficient for us to complete all necessary development activities and commercially launch relugolix. Accordingly, we will need to obtain substantial further funding through other public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources. We cannot be certain that additional capital will be available to us on acceptable terms, or at all. In addition, even if additional capital is available to us, we may need to obtain the consent of Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, before raising additional capital until the closing of the Sumitomo Transactions (as defined in the first risk factor under “Risks Related to Our Common Shares” below). We also expect that we will not be able to draw on the new loan facility that we have agreed to enter into with Sumitomo until the loan facility becomes effective. The loan facility with Sumitomo is expected to be negotiated, entered into and become effective in connection with the closing of the Sumitomo Transactions. As a result, unexpected disagreements may arise in the negotiations that may delay or prevent the entering into an agreement. Further, such loan facility will only become effective in connection with the closing of the Sumitomo Transactions, which if the closing does not occur will cause such loan facility not to become effective. Even if such loan facility becomes effective, we expect the draws on such facility will be subject to certain terms and conditions. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs.
Raising additional funds by issuing equity securities may cause dilution to existing shareholders; raising additional funds through debt financings may involve additional restrictive covenants, and raising funds through collaboration or licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
Until such time, if ever, that we can generate substantial product revenue, we expect to finance our operations through a combination of cash, cash equivalents, marketable securities on hand, equity offerings, debt financings, and other structured transactions, such as royalty financings, collaboration or license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. Our existing agreements with NovaQuest and Hercules, involve, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In addition, pursuant to the Letter Agreement (as defined in the first risk factor under “Risks Related to Our Common Shares” below), we have agreed to reasonably assist and reasonably cooperate with RSL in complying with the interim operating covenants contained in the Sumitomo-Roivant Agreement that relate to the Company, in which RSL has agreed, among other things, to cause the Company to conduct its business in the ordinary course, including refraining from taking a list of actions without Sumitomo’s consent, including (subject to certain limitations) but not limited to incurring additional indebtedness, issuance of equity securities, granting of liens, and sales of assets. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.
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
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have focused most of our efforts on research and development with the goal of achieving regulatory approval and have incurred significant operating losses and negative operating cash flows. Our net loss was $138.5 million and $127.9 million for the six months ended September 30, 2019 and 2018, respectively, and, as of September 30, 2019, we had an accumulated deficit of $640.5 million.
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
We have not obtained marketing approval for relugolix or MVT-602 anywhere in the world, and we may never receive such approval. As a result, we have never generated any product revenue. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of relugolix and MVT-602, obtain necessary regulatory approvals, and have relugolix and MVT-602 manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize relugolix or MVT-602. Even if we successfully obtain regulatory approvals to market relugolix or MVT-602, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for relugolix and MVT-602 and whether we own the commercial rights for those territories. For example, AbbVie launched ORILISSA™, an oral GnRH receptor antagonist, for the management of moderate to severe pain associated with endometriosis in August 2018 after receiving FDA approval as monotherapy (150 mg once a day or 200 mg twice a day). In the third quarter of 2019, AbbVie also announced its submission of an NDA to the FDA for elagolix (300 mg twice a day) in combination with estradiol and norethindrone acetate, for the management of heavy menstrual bleeding associated with uterine fibroids in women. The launch and commercialization of ORILISSA™ or other competing drugs may limit the revenue from relugolix. If the indication or label approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, or if we are unable to obtain a favorable price for relugolix or MVT-602, we may not generate significant revenue from sales of relugolix or MVT-602, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
We are heavily dependent on the success of relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy for men with advanced prostate cancer, and MVT-602, which are still under clinical development. If relugolix combination therapy, relugolix, or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business will be harmed.
We are a clinical-stage biopharmaceutical company with no products approved for commercial sale. We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates, relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg), relugolix, and MVT-602. Our business and our ability to generate revenue depends heavily on the successful clinical development, regulatory approval and commercialization of these product candidates, which may never occur. We currently generate no revenue from sales of any product and have never received regulatory approval for any indication for relugolix combination therapy, relugolix or MVT-602 and may never be able to develop or commercialize a marketable product. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We are not permitted to market relugolix combination therapy, relugolix or MVT-602 in the U.S. until we receive approval of NDAs or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries.
Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of relugolix combination therapy, relugolix or MVT-602. See the Risk Factor titled “The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.” We have not submitted an NDA to the FDA, or any comparable application to any other regulatory authority.

Even if we receive regulatory approval for any or all of the formulations of relugolix combination therapy, relugolix or MVT-602, our ability to generate revenues from relugolix combination therapy, relugolix or MVT-602 will depend on our ability to:

•	set an acceptable price for relugolix combination therapy, relugolix or MVT-602 and obtain coverage and adequate reimbursement from third-party payors;

•	establish effective sales, marketing, and distribution systems in jurisdictions around the world for relugolix (excluding Japan and certain other Asian countries) or MVT-602;

•
initiate and continue relationships with Takeda and/or other third-party manufacturers and have adequate commercial quantities of relugolix or MVT-602 manufactured at acceptable cost and quality levels;

•	attract and retain experienced management, employees and consultants;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others;

•	establish the safety and efficacy of relugolix combination therapy, relugolix and MVT-602 in comparison to competing products; and

•	maintain, expand, and protect our intellectual property rights.
If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment in us may be adversely affected.
If we are unable to formulate a single-tablet fixed-dose combination version of relugolix with low-dose estradiol and a progestin for our women’s health indications, its potential commercial opportunity and competitive advantage could be limited.
GnRH receptor antagonists, like relugolix, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flush or vasomotor symptoms, may be mitigated by the co-administration of relugolix in combination with low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy is to formulate a single-tablet fixed-dose combination of relugolix with low-dose estradiol and a progestin to maintain bone health and mitigate side effects of a low-estrogen state such as vasomotor symptoms, and to facilitate patient convenience and compliance. We have conducted a bioequivalence study to demonstrate the bioequivalence of the single-tablet relugolix combination therapy with the co-administered regimen used in the LIBERTY clinical program (one relugolix 40 mg tablet and one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). The single-tablet relugolix combination therapy met FDA bioequivalence criteria. Twelve-month stability studies are required for FDA approval and we expect to obtain the results of such studies by the end of calendar year 2019. If we are unsuccessful in our attempts to formulate a single-tablet fixed-dose combination version of relugolix or if our competitors develop a fixed-dose combination with hormonal therapy before we do, we would be at a competitive disadvantage and this could limit our commercial opportunity. We are not aware of any barriers preventing competitors from developing or achieving regulatory approval of a fixed-dose combination.
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

Additionally, the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement each also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, cross acceleration to certain debt, certain events relating to bankruptcy or insolvency and certain events relating to U.K. or Irish pension plans. Upon the occurrence of an event of default under the NovaQuest Securities Purchase Agreement, a default interest rate of an additional 5.0% will apply to the outstanding obligations under the NovaQuest Securities Purchase Agreement, and NovaQuest, as the agent for the holders of the notes, may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the NovaQuest Securities Purchase Agreement. Upon the occurrence of an event of default under the Hercules Loan Agreement, a default interest rate of an additional 5.0% may be applied to the outstanding obligations under the Hercules Loan Agreement, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement. In addition, upon the occurrence of certain bankruptcy and insolvency events, our obligations under the notes issued pursuant to the NovaQuest Securities Purchase Agreement and our obligations under the Hercules Loan Agreement would automatically become due and payable. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, we may be required to obtain a waiver from each of NovaQuest and Hercules to enable the transactions contemplated by the Letter Agreement (as defined in the first risk factor under “Risks Related to Our Common Shares” below) to not trigger our repayment obligations to NovaQuest and Hercules which, if we are required to do and are unable to obtain, may result in our being required to repay our outstanding obligations to NovaQuest and Hercules in connection with the closing of the Sumitomo Transactions (as defined in the first risk factor under “Risks Related to Our Common Shares” below). In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. NovaQuest and Hercules could also exercise their rights to take possession and dispose of the collateral securing our obligations, which collateral includes all of our and our subsidiaries’ respective assets other than intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
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
We expect to hire additional employees for our managerial team and other teams supporting G&A, commercial, clinical, medical affairs, operations and other functions. The market for talent in our industry is very competitive. Many of the other pharmaceutical companies we compete against for qualified personnel and consultants have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. In addition, the decrease in the market price of our common shares may make the attraction and retention of personnel more challenging. Due to these reasons, we may not be able to attract or retain qualified personnel.
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
Our internal computer systems, and our third-party collaborators, consultants or contractors, may fail or suffer cybersecurity breaches and data leakage, which could result in a material disruption of our business and operations or liabilities that adversely affect our financial performance.
Our computer systems, as well as those of our contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our information systems or unauthorized persons, could cause interruptions in our operations and result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of relugolix or MVT-602 or any future product candidate could be delayed.

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
The expected withdrawal of the United Kingdom from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.
In June 2016, a majority of the eligible members of the electorate in the U.K. voted to withdraw from the EU in a national referendum, commonly referred to as ‘‘Brexit.’’ Pursuant to Article 50 of the Treaty on European Union, the U.K. will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require approval of the U.K. Parliament) or, failing that, two years following the U.K.’s notification of its intention to leave the EU (known as the “Brexit Date”), unless the European Council (together with the U.K.) unanimously decides to extend the two year period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. It is unclear how long it will take to negotiate a withdrawal agreement, but it appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and the EU to determine the future terms of the U.K.’s relationship with the EU. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit Date and the U.K. has yet to formally leave the EU. On October 28, 2019, the EU granted the U.K. a further extension to the Brexit Date until January 31, 2020. Under the terms of the extension, the Brexit Date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by Parliament. In addition, the U.K. will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the EU will be agreed, if at all.
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit (in any form) could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency (knows as the “EMA”) relocated to Amsterdam from London. Following Brexit, the U.K. will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including certain of our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of certain of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the EU for certain of our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. In the near term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective U.K. and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
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
The failure to successfully implement an enterprise resource planning system could adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
During the three months ended September 30, 2019, we completed the first phase of a company-wide enterprise resource planning, or ERP, system implementation to upgrade certain existing business, operational, and finance processes and to ensure our operations are adequately scalable in support of our anticipated commercial launches. ERP implementations are complex and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. Any disruptions, delays, or deficiencies in the design or the ongoing maintenance and optimization of the new ERP system could adversely affect our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and could cause us to fail to comply with the U.S. Securities and Exchange Commission, or the SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting, and could result in the issuance of an adverse opinion on the effectiveness of internal control over financial reporting by our independent registered public accounting firm. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business following the implementation of the ERP system, our business and results of operations could be harmed.

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
The product liability and clinical trial insurance we currently carry, and any additional product liability and clinical trial insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for relugolix or MVT-602, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our common share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
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

Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. The results of previous clinical trials may not be predictive of future results, and interim or top-line data may be subject to change or qualification based on the complete analysis of data.
Our product candidates are still in development and will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with certainty if or when we might submit an NDA for regulatory approval for relugolix or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical trials of relugolix or MVT-602, which may delay the approval of an NDA or similar application. The clinical trial process is also very time-consuming. Roivant and Sumitomo have committed to us a priority review voucher expected to become available in early December 2019. We plan to use the priority review voucher in conjunction with our NDA submission for a once-daily, relugolix combination tablet for the treatment of heavy menstrual bleeding and uterine fibroids, potentially decreasing the standard FDA review time. However, we currently do not have a contractual right to acquire such priority review voucher. A failure to successfully acquire such priority review voucher may delay the timeline of the review process by the FDA and our timeline to obtain regulatory approval or commercialize relugolix for the treatment of heavy menstrual bleeding and uterine fibroids. Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, Takeda’s Phase 2 trial for relugolix in men with advanced prostate cancer, C27002, did not meet the criteria for success for its primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, statistical powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in or the discontinuation of advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, we may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, on May 14, 2019 and July 23, 2019, we announced top-line data for the LIBERTY 1 and LIBERTY 2 trials, the two replicate Phase 3 studies of once-daily relugolix combination therapy in women with uterine fibroids and heavy menstrual bleeding. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.
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
Even if our clinical trials are completed as planned, we cannot be certain that their results will support the efficacy or safety of relugolix, relugolix combination therapy or MVT-602. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and nonclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. In addition, the FDA may not agree that clinical trial results are sufficient for approval for any product candidate, or even if approved, may not support a label that is capable of competing with existing treatments. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after having achieved promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of nonclinical and early clinical studies of our product candidates may not be predictive of the results of later-stage nonclinical studies or clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize relugolix and MVT-602 and generate product revenue.
Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.
Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical trials in Japan in women with uterine fibroids and announced that it had obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. Favorable announcements by Takeda do not guarantee that the results of our clinical trials will also be favorable as the designs of our Phase 3 clinical trials differ from those of Takeda. Further, if clinical trial or post marketing adverse events regarding Relumina® are reported, or subsequent announcements by Takeda regarding relugolix are unfavorable, it could negatively impact our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. Additionally, the Phase 3 data from the Takeda trials of Relumina® will be available to us, and may be used to support our submissions to relevant regulatory authorities. We cannot provide assurance that the FDA will allow us to use the data from Takeda’s clinical trials in support of any NDA that we may submit, and such data may be interpreted differently by the FDA and provide contradictory evidence in support of FDA’s evaluation. If the FDA does not allow us to use the data from Takeda’s clinical trials, we may be required to perform additional clinical trials.
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
Drug development is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists for the treatment of each of uterine fibroids, endometriosis, and advanced prostate cancer, as well as infertility in women, there are several large and small pharmaceutical companies focused on delivering therapies for the treatment of these indications. For example, AbbVie launched ORILISSA™, an oral GnRH receptor antagonist, for the management of moderate to severe pain associated with endometriosis in August 2018 after receiving FDA approval as monotherapy (150 mg once a day or 200 mg twice a day). In the third quarter of 2019, AbbVie also announced its submission of an NDA to the FDA for elagolix (300 mg twice a day) in combination with estradiol and norethindrone acetate, for the management of heavy menstrual bleeding associated with uterine fibroids in women. Further, it is likely that additional drugs will become available in the future for the treatment of each of our target indications.
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

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of uterine fibroids, endometriosis, or advanced prostate cancer, as well as infertility in women. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize medicines that are superior in safety and efficacy to other products in the market;

•	demonstrate through our clinical trials that relugolix or MVT-602 are differentiated from existing and future therapies;

•	attract qualified scientific, clinical, product development, and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	competitively label and differentiate our products in, among other things, duration and scope of use, if approved by the FDA;

•	obtain market access, coverage and adequate reimbursement from third-party payors; and

•	successfully collaborate with pharmaceutical companies in the discovery, development, and commercialization of new medicines.
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
To market any product that may be approved, we must build our sales, distribution, marketing, managerial, and certain other capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization. We are currently building our sales and marketing infrastructure; however, we currently do not have an established infrastructure for the sales, marketing, or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. We expect to build a focused sales, distribution, and marketing infrastructure to market our product candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, generate sufficient sales, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and market access teams. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could delay any product launch, which would adversely impact its commercialization. For example, if the commercial launch of relugolix or MVT-602, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
We may not have the resources in the foreseeable future to allocate to the sales, marketing and distribution of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and such collaborator’s ability to successfully market and sell the products. We intend to pursue collaborative arrangements regarding the sales, marketing and distribution of our product candidates, if approved, for certain markets overseas; however, it might be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms, or at all. We also will be competing with many other companies as we seek sales partners for our product candidates and we may not be able to compete successfully against those other companies. We cannot assure you that we will be able to establish or maintain such collaborative arrangements on terms favorable to us, or even if we are able to do so, that they will have effective sales forces. To the extent that we depend on third parties for sales, marketing and distribution, the financial returns to us will depend on our future collaborators’ capabilities. If any such future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the sales, marketing and distribution of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected.
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
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The tax legislation enacted on December 22, 2017, titled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage, commonly known as the individual mandate. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated under the ACA. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.

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
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already begun the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although a number of the existing measures, and other potential proposals may require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Takeda is no longer developing MVT-602. Additional process development and manufacturing would be required for us to complete further Phase 2 and Phase 3 clinical studies for MVT-602. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards.
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

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix monotherapy, a fixed-dose single-tablet combination product of relugolix and low-dose estradiol and a progestin, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

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

Risks Related to Our Common Shares
RSL, our largest shareholder, has entered into an agreement with Sumitomo pursuant to which an affiliate of Sumitomo is to acquire all of our common shares held by RSL, which we expect will result in Sumitomo obtaining voting rights over a majority of our common shares. We have entered into a Letter Agreement with Sumitomo which provides certain arrangements related to our financing, board structure, and other corporate governance matters. The above events may affect the price of our common shares and have other effects on our company.
On October 31, 2019, RSL and certain of its affiliates (not including us) entered into an agreement with Sumitomo (the “Sumitomo-Roivant Agreement”), which provides that upon the closing of the transactions contemplated thereby (the “Sumitomo Transactions”), a subsidiary of Sumitomo (such entity, the “Acquiring Entity”) will acquire RSL’s ownership interest in us and become our significant shareholder. At or prior to the closing of the Sumitomo Transactions, RSL will ensure that the Acquiring Entity will obtain not less than a majority of our outstanding common shares by purchasing additional common shares at prices not below market trading prices and delivering such shares, or voting rights with respect thereto, to the Acquiring Entity.
As previously announced in our current report on Form 8-K filed on October 31, 2019, we have entered into a Letter Agreement with Sumitomo, or the Letter Agreement, which provides, among other things, the following: (i) our Board has approved the transactions contemplated by the Sumitomo-Roivant Agreement relating to the acquisition of our common shares held by RSL; (ii) subject to and at or prior to the closing of the Sumitomo Transactions, the Board will replace the three currently serving RSL-selected directors with three Sumitomo-selected directors, appoint two Sumitomo-selected directors to the Nominating and Corporate Governance Committee to replace two currently serving members, and appoint one Sumitomo-selected director to the Compensation Committee to replace one currently serving member; (iii) subject to the closing of the Sumitomo Transactions, we will enter into a secured low-interest Loan Agreement with Sumitomo under which Sumitomo will commit to provide us a five-year term loan facility of US$350 million with a total interest rate in the single digits subject to further transfer pricing analysis and otherwise on mutually agreed terms; (iv) we will amend our Bye-Laws to remove the requirement that each of the Nominating and Corporate Governance Committee and the Compensation Committee be made up solely of independent directors, provided that the Audit Committee shall continue to be made up solely of independent directors, and provide that our Board delegates to the Nominating and Corporate Governance Committee the right to fix the size of the Board and fill vacancies on the Board, other than three Independent Directors and their direct or indirect successors; and (v) at the closing of the Sumitomo Transactions, we will enter into an Investor Rights Agreement with the Acquiring Entity which provides certain voting arrangements.
Further, pursuant to the Letter Agreement, we have agreed, until the closing of the Sumitomo Transactions, to reasonably assist and reasonably cooperate with RSL in complying with the interim operating covenants contained in the Sumitomo-Roivant Agreement that relate to Myovant, in which RSL has agreed, among other things, to cause Myovant to conduct its business in the ordinary course, including refraining from taking a list of actions without Sumitomo’s consent, including (subject to certain limitations) but not limited to incurring additional indebtedness, issuance of equity securities, granting of liens, and sales of assets.
A number of factors could adversely affect our business or our stock price during the pendency or following the closing of the Sumitomo Transactions, including:

•
we expect Sumitomo to be able to control certain matters requiring our shareholders’ approval upon the closing of the Sumitomo Transactions. See the Risk Factor titled “RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval, and we expect Sumitomo will have significant control upon the closing of the Sumitomo Transactions;”

•	following the closing of the Sumitomo Transactions, the Acquiring Entity could take corporate actions that our other shareholders may not view as beneficial;

•	the benefits we anticipate from the Sumitomo Transactions may not occur or may occur in a less pronounced way than we currently expect;

•
if the Sumitomo Transactions are consummated, the vesting of certain equity awards under our equity incentive plan will accelerate subject to certain conditions, which could adversely affect the market price of our common shares in the event that the holders of those equity awards elect to exercise their vested awards and sell the underlying common shares;

•
the pendency of the Sumitomo Transactions create uncertainty for our employees, which could make it difficult to attract and retain qualified management and commercial, scientific and clinical personnel;

•
during the pendency of the Sumitomo Transactions, pursuant to the Letter Agreement, we have agreed to reasonably assist and reasonably cooperate with RSL in complying with certain customary pre-closing covenants, and the restrictions imposed by these covenants on our operations could limit our ability to raise needed capital and management’s ability to respond to changing circumstances;

•
during the pendency of the Sumitomo Transactions, the Acquiring Entity’s review of our business and liabilities will require assistance from our management, which may divert their attention from our primary business or other development programs; and

•	the Sumitomo Transactions may increase the risk of litigation, which could distract management and negatively impact our business.
In addition, the Sumitomo Transactions and the arrangements in the Letter Agreement may result in unanticipated risks or other unintended consequences our business and on investor perception that could have a significant impact on the market price of our common shares.
An active trading market for our common shares may not be sustained.
Although our common shares are listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by a small number of investors , trading in our common shares has been less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our common shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to significant fluctuations in response to a variety of factors, including the following:

•	inability to obtain additional funding, or investor perception that we may be unable to obtain additional funding or funding on desirable terms;

•	the sale by RSL to Sumitomo of our common shares currently held by RSL;

•	the acquisition by RSL of additional common shares to satisfy its commitment that the Acquiring Entity will obtain not less than a majority of our outstanding common shares;

•	any delay in the commencement, enrollment, and ultimate completion of our clinical trials;

•	actual or anticipated results of clinical trials of relugolix combination therapy, relugolix, MVT-602 or those of our competitors;

•
any delay in filing an NDA or similar application for relugolix combination therapy, relugolix or MVT-602 and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of that NDA or similar application, as the case may be;

•	failure to successfully develop and commercialize relugolix combination therapy, relugolix, MVT-602 or any future product candidate;

•	regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to relugolix combination therapy, relugolix, MVT-602, or any future product candidate;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for relugolix combination therapy, relugolix, MVT-602 or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to maintain effective internal control over financial reporting;

•	failure to meet or exceed the estimates and projections of the investor community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	changes in estimates of financial results or investment recommendations by securities analysts;

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
We are currently a “controlled company” within the meaning of the NYSE corporate governance requirements. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements. We have elected to use certain of these exemptions and we may continue to use all or some of these exemptions in the future. As a result, you may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
RSL owns a significant percentage of our common shares and is able to exert significant control over matters subject to shareholder approval, and we expect Sumitomo will have significant control upon the closing of the Sumitomo Transactions.
Based on our common shares outstanding as of September 30, 2019, RSL beneficially owns approximately 45.5% of our outstanding common shares and has the ability to substantially influence us through this ownership position. In addition, our Bye-Laws provide that at anytime that RSL owns between 35% and 50% of our common shares, RSL will have the right to appoint directors constituting a simple majority of our board of directors. As a result, until RSL owns less than 35% of our outstanding common shares, RSL will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately-held company whose ownership and governance structure is not transparent to our other shareholders.

There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions.
We expect Sumitomo will have voting control over not less than 50% of our common shares following the closing of the Sumitomo Transactions and therefore we expect Sumitomo to be able to strongly influence or effectively control certain of our decisions; however, so long as Sumitomo owns 35% or more of our common shares, Sumitomo will not be able to control approval of transactions between us and Sumitomo (which will be subject to approval by our independent directors).
Our organizational and ownership structure may create significant conflicts of interests.
Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and minority holders of our common shares, on the one hand, and RSL (Sumitomo, after the transaction between RSL and Sumitomo) and its shareholders, on the other hand. Certain of our directors and employees have equity interests in RSL and, accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. Further, our other shareholders may not have visibility into the ownership of RSL securities held by any of our directors or officers, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ or officers’ RSL ownership could impact the interests of those holders.
In addition, we are party to certain related party agreements with RSL and its affiliates. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the minority holders of our common shares. For example, we are party to an option agreement with RSL pursuant to which RSL granted to us an option to acquire the rights to products to which RSL or any nonpublic affiliate of RSL acquires the rights (other than a relugolix product or a competing product) for uterine fibroids or endometriosis, or for which the primary target indication is advanced prostate cancer. It is possible that we could fail to exercise our option with respect to a product candidate under this agreement and that product candidate is then successfully developed and commercialized by RSL or one of its other subsidiaries or affiliates. Any material transaction between us and RSL and its affiliates is subject to our related party transaction policy, which requires prior approval of such transaction by our Audit Committee. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.
Following the closing of the Sumitomo Transactions, many of these potential conflicts with respect to RSL will cease to exist, but we expect that Sumitomo will assume voting control over not less than 50% of our common shares and will have three of its designees serving on our board of directors, which may give rise to new conflicts of interest, including with these Sumitomo-selected directors.
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

All of the common shares sold in our initial public offering, through our “at-the market” equity offering program and in our 2018 and 2019 public equity offerings, as well as shares issued upon the exercise of stock options granted to persons other than our officers and directors and other shares held by our non-affiliated shareholders, are freely transferable without restrictions or further registration under the Securities Act. If our major shareholders, or any of our executive officers or directors were to sell a substantial portion of our common shares, or if the market perceived that our major shareholders or any of our executive officers or directors intends to sell our common shares, it could negatively affect our common share price.
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
In April 2018, we entered into an “at-the-market” sales agreement with Cowen and Company, LLC, or Cowen pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $100.0 million through Cowen, acting as our agent. Through September 30, 2019, we have sold an aggregate of 4,076,623 common shares for aggregate net proceeds of approximately $86.6 million pursuant to this “at-the-market” equity offering program. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.
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
We are incorporated under the laws of Bermuda. We currently have subsidiaries in the U.K., Switzerland, Ireland, and the U.S. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between our subsidiaries and us. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. In addition, our effective tax rate and the availability of any tax holidays could be adversely affected if we do not obtain favorable tax rulings from certain taxing authorities. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations, and cash flows.
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
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
Not applicable.
Item 6.   Exhibits.

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3	Fourth Amended and Restated Bye-laws.	10-Q	001-37929	3.3	08/06/2019
10.1†	Form of Amendment No.1 to the Stock Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.
10.2†	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended (2019 Form).
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†Filed herewith.
†† Furnished herewith.
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

 Date: November 12, 2019