Form 10-Q
period 2019-12-31
Myovant Sciences Ltd.
filed 2020-02-10
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
 or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on January 31, 2020, was 89,788,054.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I.                                                  FINANCIAL INFORMATION
Item 1.                                                         Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$83,073	$156,074
Marketable securities	15,815	—
Prepaid expenses and other current assets	12,086	10,194
Income tax receivable	—	524
Total current assets	110,974	166,792
Property and equipment, net	2,406	2,071
Operating lease right-of-use asset	11,491	—
Other assets	4,636	4,114
Total assets	$129,507	$172,977
Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$6,617	$11,019
Interest payable	—	1,077
Interest payable (related party)	16	—
Accrued expenses	45,214	53,735
Operating lease liability	1,449	—
Current maturities of long-term debt	—	6,142
Total current liabilities	53,296	71,973
Deferred rent	—	1,157
Deferred interest payable	—	2,273
Long-term operating lease liability	11,399	—
Long-term debt, less current maturities	—	93,240
Long-term debt, less current maturities (related party)	113,700	—
Total liabilities	178,395	168,643
Commitments and contingencies (Note 12)
Shareholders’ (deficit) equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 89,787,654 and 72,057,490 issued and outstanding at December 31, 2019 and March 31, 2019, respectively	2	1
Additional paid-in capital	678,034	505,851
Accumulated other comprehensive (loss) income	(823)	507
Accumulated deficit	(726,101)	(502,025)
Total shareholders’ (deficit) equity	(48,888)	4,334
Total liabilities and shareholders’ (deficit) equity	$129,507	$172,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Research and development (1)	$48,927	$58,434	$150,847	$163,588
General and administrative (2)	29,142	10,686	59,897	29,738
Total operating expenses	78,069	69,120	210,744	193,326
Interest expense	3,641	1,634	11,222	4,831
Loss on extinguishment of debt	4,851	—	4,851	—
Interest expense (related party)	16	—	16	—
Interest income	(597)	—	(2,305)	—
Other (income) expense, net	(567)	(121)	(1,151)	147
Loss before income taxes	(85,413)	(70,633)	(223,377)	(198,304)
Income tax expense	191	—	699	233
Net loss	$(85,604)	$(70,633)	$(224,076)	$(198,537)
Net loss per common share — basic and diluted	$(0.96)	$(1.04)	$(2.64)	$(3.01)
Weighted average common shares outstanding — basic and diluted	88,893,579	67,616,419	84,750,114	65,873,779
(1) Includes $25 and $41 of costs allocated from the Company’s former majority shareholder, during the three months ended December 31, 2019 and 2018, respectively, and $76 and $2,524 of costs allocated from the Company’s former majority shareholder during the nine months ended December 31, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 10).
(2) Includes $195 and $470 of costs allocated from the Company’s former majority shareholder during the three months ended December 31, 2019 and 2018, respectively, and $617 and $2,644 of costs allocated from the Company’s former majority shareholder during the nine months ended December 31, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 10).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss	$(85,604)	$(70,633)	$(224,076)	$(198,537)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(792)	(150)	(1,330)	203
Total other comprehensive (loss) income	(792)	(150)	(1,330)	203
Comprehensive loss	$(86,396)	$(70,783)	$(225,406)	$(198,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2019	72,057,490	$1	$505,851	$507	$(502,025)	$4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,212	17,424,243	1	134,537	—	—	134,538
Share-based compensation expense	—	—	6,410	—	—	6,410
Capital contribution from former majority shareholder — share-based compensation	—	—	42	—	—	42
Capital contribution from former majority shareholder	—	—	106	—	—	106
Foreign currency translation adjustment	—	—	—	(819)	—	(819)
Issuance of shares upon exercise of stock options and vesting of RSUs	34,399	—	314	—	—	314
Net loss	—	—	—	—	(67,904)	(67,904)
Balance at June 30, 2019	89,622,626	2	649,806	(312)	(569,929)	79,567
Public equity offering, additional offering costs	—	—	(80)	—	—	(80)
Share-based compensation expense	—	—	7,879	—	—	7,879
Capital contribution from former majority shareholder — share-based compensation	—	—	52	—	—	52
Capital contribution from former majority shareholder	—	—	123	—	—	123
Foreign currency translation adjustment	—	—	—	281	—	281
Issuance of shares upon vesting of RSUs	938	—	—	—	—	—
Net loss	—	—	—	—	(70,568)	(70,568)
Balance at September 30, 2019	89,623,564	2	657,780	(31)	(640,497)	17,254
Share-based compensation expense	—	—	19,740	—	—	19,740
Capital contribution from former majority shareholder — share-based compensation	—	—	55	—	—	55
Capital contribution from former majority shareholder	—	—	105	—	—	105
Foreign currency translation adjustment	—	—	—	(792)	—	(792)
Issuance of shares upon exercise of stock options and vesting of PSUs and RSUs	164,090	—	354	—	—	354
Net loss	—	—	—	—	(85,604)	(85,604)
Balance at December 31, 2019	89,787,654	$2	$678,034	$(823)	$(726,101)	$(48,888)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	60,997,856	$1	$266,178	$24	$(228,474)	$37,729
Issuance of shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2,110	2,767,129	—	57,315	—	—	57,315
Issuance of shares in connection with Private Placement with former majority shareholder	1,110,015	—	22,500	—	—	22,500
Share-based compensation expense	—	—	4,053	—	—	4,053
Capital contribution from former majority shareholder — share-based compensation	—	—	191	—	—	191
Foreign currency translation adjustment	—	—	—	425	—	425
Issuance of shares upon exercise of stock options	16,218	—	76	—	—	76
Net loss	—	—	—	—	(62,134)	(62,134)
Balance at June 30, 2018	64,891,218	1	350,313	449	(290,608)	60,155
Share-based compensation expense	—	—	4,529	—	—	4,529
Capital contribution from former majority shareholder — share-based compensation	—	—	196	—	—	196
Capital contribution from former majority shareholder	—	—	212	—	—	212
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $5,110	3,533,399	—	74,391	—	—	74,391
Issuance of shares upon exercise of stock options and vesting of RSUs	60,271	—	460	—	—	460
Net loss	—	—	—	—	(65,770)	(65,770)
Balance at September 30, 2018	68,484,888	1	430,101	377	(356,378)	74,101
Share-based compensation expense	—	—	4,669	—	—	4,669
Capital contribution from former majority shareholder — share-based compensation	—	—	125	—	—	125
Capital contribution from former majority shareholder	—	—	384	—	—	384
Foreign currency translation adjustment	—	—	—	(150)	—	(150)
Shares issued to NovaQuest, net of issuance costs	2,286,284	—	37,982	—	—	37,982
Issuance of shares upon exercise of stock options and vesting of RSUs	30,349	—	257	—	—	257
Net loss	—	—	—	—	(70,633)	(70,633)
Balance at December 31, 2018	70,801,521	$1	$473,518	$227	$(427,011)	$46,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(224,076)	$(198,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	34,178	13,763
Depreciation and amortization (1)	1,236	298
Amortization of debt discount and issuance costs	1,486	1,378
Loss on extinguishment of debt	4,851	—
Other items	(1,174)	799
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,892)	(7,235)
Income tax receivable	524	233
Other assets	(272)	(146)
Accounts payable	(4,402)	893
Interest payable	(1,077)	147
Interest payable (related party)	16	—
Accrued expenses	(8,400)	18,079
Operating lease liabilities	(547)	—
Due to former majority shareholder	(121)	(1,894)
Deferred rent	—	724
Deferred interest payable	(2,273)	518
Net cash used in operating activities	(201,943)	(170,980)
Cash flows from investing activities:
Purchases of marketable securities	(32,076)	—
Maturities of marketable securities	16,440	—
Purchases of property and equipment	(824)	(718)
Net cash used in investing activities	(16,460)	(718)
Cash flows from financing activities:
Proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	2,546	57,315
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	134,458	74,391
Proceeds from issuance of common shares in private placement with former majority shareholder	—	22,500
Proceeds from third party debt financings, net of financing costs paid	—	54,000
Proceeds from related party debt financings	113,700	—
Proceeds from issuance of common shares to NovaQuest, net of issuance costs paid	—	38,000
Proceeds from stock option exercises	667	771
Payments on third party debt financings and redemption fees	(105,420)	—
Payment of annual debt administration fee to NovaQuest	(300)	(300)
Net cash provided by financing activities	145,651	246,677
Net change in cash, cash equivalents and restricted cash	(72,752)	74,979
Cash, cash equivalents and restricted cash, beginning of period	157,199	108,624
Cash, cash equivalents and restricted cash, end of period	$84,447	$183,603
Non-cash financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$18
Deferred financing costs included in accrued expenses	$—	$26
Stock options exercised receivables, included in prepaid expenses and other current assets	$—	$(22)
(1) Includes amortization of operating lease right-of-use asset.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly-owned subsidiaries, the “Company”) is a healthcare company focused on developing innovative treatments for women’s health and prostate cancer. The Company is developing a relugolix combination tablet (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) for women with heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, a relugolix monotherapy tablet (120 mg) for men with advanced prostate cancer, and an additional product candidate, MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Both relugolix and MVT-602 were licensed to the Company by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
The Company is an exempted company limited by shares incorporated under the laws of Bermuda in February 2016 under the name Roivant Endocrinology Ltd. The Company changed its name to Myovant Sciences Ltd. in May 2016. Since its inception, the Company has devoted substantially all of its efforts to identifying and in-licensing its product candidates, organizing and staffing the Company, raising capital, preparing for and advancing the clinical development of its product candidates, and preparing for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet.
The Company has incurred, and expects to continue to incur, significant operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. To date, the Company has not generated any revenue, and it does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. The Company has funded its operations primarily from the issuance and sale of its common shares and from debt financing arrangements. See Note 2(C), Summary of Significant Accounting Policies—Going Concern and Management’s Plans.
On December 27, 2019, Sumitovant Biopharma Ltd. (“Sumitovant”), a subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“DSP”) became the Company’s majority shareholder and a related party after acquiring 45,008,604 of the Company’s outstanding common shares, representing approximately 50.2% of the Company’s common shares outstanding on December 27, 2019. The common shares were acquired from the Company’s former majority shareholder, Roivant Sciences Ltd. (“Roivant,” “RSL,” or “former majority shareholder”) at the closing of a transaction between Roivant and DSP. See Note 7 for additional information.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States, or U.S., generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the U.S. Securities and Exchange Commission, or the SEC, on May 24, 2019. The unaudited consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020, for any other interim period or for any other future year.
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
There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 24, 2019, except for the adoption of ASU 2016-02, Leases (Topic 842), on April 1, 2019. See Note 2(I).

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
(C) Going Concern and Management’s Plans
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. During the nine months ended December 31, 2019, the Company incurred net losses of $224.1 million and used $201.9 million of cash and cash equivalents in operations. The Company expects to continue to incur significant and increasing operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. In addition, the Company expects that its outstanding debt levels will increase in future periods, which will result in an increase in its quarterly interest payment obligations. The Company has not generated any revenue to date and does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. Based on its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements at least through the end of the Company’s fiscal year ending March 31, 2020. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. Current cash, cash equivalents and marketable securities will not be sufficient to enable the Company to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. The Company anticipates that it will continue to incur net losses and negative operating cash flows for the foreseeable future.
To continue as a going concern, the Company will need, among other things, additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including through financing activities in public or private capital markets. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. Although the Company expects to draw under the DSP Loan Agreement (see Note 7) on a quarterly basis, such draws are contingent upon the consent of the Company’s board of directors. If DSP fails to own at least a majority of the Company’s common shares, the Company would not be able to continue to borrow additional amounts under the DSP Loan Agreement. ASC 240-40, Going Concern, does not allow the Company to consider future financing activities that are uncertain in its assessment of the Company’s future cash burn for the purpose of its liquidity assessment. Although the Company believes that it will continue to raise capital to fund its operations as it has in the past, the DSP Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt and raising capital through equity offerings.
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
As of December 31, 2019 and 2018, potentially dilutive securities were as follows:

	December 31,
	2019	2018
Stock options	7,744,257	5,351,908
Restricted stock awards (unvested)	705,137	987,193
Restricted stock units (unvested)	683,729	40,325
Performance stock units (unvested)	299,870	—
Warrants	73,710	73,710
Total	9,506,703	6,453,136

(E) Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2019, cash and cash equivalent balances are diversified between three financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its money market funds and commercial paper. The Company maintains its cash deposits and cash equivalents in highly rated, federally insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments. Interest income consists of interest earned on money market funds and the accretion of discounts to maturity for commercial paper and corporate bonds.
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
Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash and consists of the following (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$83,073	$183,003
Restricted cash (1)	1,374	600
Total cash, cash equivalents and restricted cash	$84,447	$183,603
(1) Included in other assets on the unaudited condensed consolidated balance sheets.

(F) Marketable Securities
Investments in marketable securities are held in a custodial account at a financial institution and managed by the Company’s investment advisor based on the Company’s investment guidelines. The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of December 31, 2019, the Company’s marketable securities consisted of commercial paper and highly rated corporate bonds with maturities of greater than three months but less than twelve months at the time of purchase. These short-term commercial paper and corporate debt securities are classified as current assets on the Company’s unaudited condensed consolidated balance sheets under the caption marketable securities.
The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses on available-for-sale commercial paper and short-term corporate debt securities are excluded from earnings and are recorded in accumulated other comprehensive (loss) income until realized. Any unrealized losses are evaluated for other-than-temporary impairment at each balance sheet date. Realized gains and losses are determined based on the specific identification method and are recorded in other (income) expense, net. See Note 3 for additional information.
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
The Company’s financial instruments include cash, cash equivalents consisting of commercial paper, corporate bonds, and money market funds, marketable securities consisting of commercial paper and corporate bonds, accounts payable and debt obligations. Cash, cash equivalents, and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Marketable securities are recorded at their estimated fair value and are included in Level 2 of the fair value hierarchy. The carrying value of the Company’s debt approximates fair value and is included in Level 2 of the fair value hierarchy.
(H) Pushdown Accounting
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change in control event occurs. If pushdown accounting is applied to an individual change in control event, that election is irrevocable. The Company elected not to apply pushdown accounting in its unaudited condensed consolidated financial statements upon the change in control of the Company on December 27, 2019. See Note 7 for additional information.

(I) Recently Adopted Accounting Standards
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

(J) Recently Issued Accounting Standards
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
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), that eliminates certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. The ASU also simplifies U.S. GAAP by making other changes for matters such as, franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this standard will have on its unaudited condensed consolidated financial statements and related disclosures.

Note 3—Marketable Securities
As of December 31, 2019, the Company’s $15.8 million marketable securities balance consisted of available-for-sale commercial paper and short-term corporate bonds. There were no material unrealized gains or losses on marketable securities as of December 31, 2019. There were no marketable securities as of March 31, 2019.
Note 4—Fair Value Measurements
As of December 31, 2019, and March 31, 2019, assets measured at fair value on a recurring basis consisted of money market funds and commercial paper, which are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, and short-term corporate bonds and commercial paper, which are included in marketable securities on the unaudited condensed consolidated balance sheets.
The following table summarizes the Company’s assets measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy as of December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Money market funds	$93	$—	$—	$93
Commercial paper	—	79,026	—	79,026
Corporate bonds	—	5,050	—	5,050
Total assets	$93	$84,076	$—	$84,169

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
There were no liabilities measured at fair value on a recurring basis as of December 31, 2019 or March 31, 2019. There were no transfers of assets or liabilities between the fair value hierarchy levels that occurred during the nine months ended December 31, 2019.
Note 5—Accrued Expenses
As of December 31, 2019, and March 31, 2019, accrued expenses consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Accrued R&D expenses	$30,941	$46,947
Accrued compensation-related expenses	8,666	5,024
Accrued professional service fees	1,446	370
Accrued other expenses	4,161	1,394
Total accrued expenses	$45,214	$53,735

Note 6—Financing Arrangements
(A) NovaQuest
In October 2017, the Company, its subsidiaries, as guarantors, and NovaQuest Capital Management, or NovaQuest, entered into (i) a Securities Purchase Agreement, or the NovaQuest Securities Purchase Agreement, and (ii) an Equity Purchase Agreement, or the NovaQuest Equity Purchase Agreement. Pursuant to the NovaQuest Securities Purchase Agreement, the Company issued $60.0 million aggregate principal amount of notes, of which $6.0 million was issued in October 2017 and $54.0 million was issued in December 2018. Concurrent with each purchase of notes, NovaQuest was obligated to purchase up to $20.0 million of the Company’s common shares on a pro rata basis, subject to certain terms and conditions. With the issuance of $6.0 million aggregate principal amount of notes in October 2017, NovaQuest purchased 138,361 common shares for $2.0 million, and with the issuance of $54.0 million aggregate principal amount of notes in December 2018, NovaQuest purchased 1,082,977 common shares for $18.0 million. The equity purchase price for each such purchase was equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date. Pursuant to the NovaQuest Equity Purchase Agreement, NovaQuest committed to purchase an additional $20.0 million of the Company’s common shares from time to time at the Company’s discretion. In December 2018, the Company exercised this option and issued and sold 1,203,307 common shares for $20.0 million. The purchase price for the common shares issued was equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date.
The notes bore interest at a rate of 15% per annum, of which 5% was payable quarterly, and 10% was payable on a deferred basis on the earlier of the Amortization Date (as defined below) and the repayment in full of the notes. The scheduled maturity of the notes was October 16, 2023. The Company was required to amortize the principal amount of the notes in equal quarterly installments commencing on November 1, 2021, or the Amortization Date, provided certain terms and conditions were met. Early redemption of the notes was subject to a redemption charge. The Company’s obligations under the NovaQuest Securities Purchase Agreement were secured by a second-lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets (other than intellectual property). The NovaQuest Securities Purchase Agreement included customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applied commencing on the Amortization Date, and also included customary events of default and a default interest rate of an additional 5% applied to the outstanding note balance.
During each of the three and nine months ended December 31, 2019 and 2018, interest expense included $0.1 million and $0.3 million, respectively, of amortized deferred financing costs related to the NovaQuest notes. During each of the three-month periods ended December 31, 2019 and 2018, the Company paid NovaQuest an annual debt administration fee of $0.3 million.
The Company repaid all of its obligations to NovaQuest on December 31, 2019, including $60.0 million of principal repayment of the notes, accrued and unpaid interest of $7.6 million, and an early redemption fee of $2.4 million.
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
The Term Loans bore interest at a variable per annum rate at the greater of (i) the prime rate plus 4.00% and (ii) 8.25%. The interest rate on the Term Loans was 8.75% as of December 31, 2019. The scheduled maturity date of the Term Loans was November 1, 2021. The Company was obligated to make monthly interest payments during the Interest-only Period (through June 1, 2020), subject to certain terms and conditions, followed by monthly installments of principal and interest through the maturity date. Prepayment of the Term Loans was subject to a prepayment charge and the Company was also obligated to pay an end of term charge of 6.55% of the principal amount of the Term Loans funded under the Hercules Loan Agreement. The Company’s obligations under the Hercules Loan Agreement were secured by a first lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets (other than intellectual property). The Hercules Loan Agreement included customary affirmative and restrictive covenants and representations and warranties.
Concurrent with each funding of the Term Loans, the Company was required to issue to Hercules a warrant, or the Warrants, to purchase a number of its common shares equal to 3.00% of the principal amount of the relevant Term Loan funded divided by the exercise price, which was based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a Warrant to Hercules exercisable for an aggregate of 49,800 of its common shares at an exercise price of $15.06 per common share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercisable for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share.

During the three and nine months ended December 31, 2019, interest expense included $0.4 million and $1.3 million, respectively, of amortized debt discount and issuance costs related to the Term Loans. During the three and nine months ended December 31, 2018, interest expense included $0.3 million and $1.0 million, respectively, of amortized debt discount and issuance costs related to the Term Loans.
The Company repaid all of its obligations to Hercules on December 31, 2019, including $40.0 million of principal repayment of the Term Loans, accrued and unpaid interest of $0.3 million, a prepayment penalty of $0.4 million, and an end of term charge of $2.6 million.
(C) Extinguishment of Debt
On December 27, 2019, the Company and its subsidiary, Myovant Sciences GmbH, entered into the DSP Loan Agreement which is further discussed in Note 7. On December 30, 2019, the Company borrowed $113.7 million under the DSP Loan Agreement, the proceeds of which were used to repay all outstanding obligations under the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement and to satisfy certain other fees and expenses. The repayments resulted in a loss on extinguishment of debt of $4.9 million, which is included under the caption loss on extinguishment of debt in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2019. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the debt and the amounts paid to retire the debt.
Note 7—Related Party Transactions
(A) Sumitomo Dainippon Pharma Co., Ltd.
On October 31, 2019, the Company’s former majority shareholder, Roivant, and Sumitovant, a subsidiary of DSP, entered into a Transaction Agreement (the “DSP-Roivant Agreement”), which among other things, provided for DSP to acquire all of the Company’s outstanding common shares held by Roivant. In addition, on October 31, 2019, the Company and DSP entered into a letter agreement pursuant to which, among other things, the Company and DSP would enter into an investor rights agreement and loan agreement upon the closing of the transactions contemplated by the DSP-Roivant Agreement (the “Closing”).
On December 27, 2019, the Closing occurred and, as a result, all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to DSP, resulting in Sumitovant directly, and DSP indirectly, owning 45,008,604 of the Company’s outstanding common shares, representing approximately 50.2% of the Company’s common shares outstanding on December 27, 2019. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company.
DSP Loan Agreement
On December 27, 2019, the Company and its subsidiary, Myovant Sciences GmbH (“MSG”), entered into a Loan Agreement with DSP (the “DSP Loan Agreement”). Pursuant to the DSP Loan Agreement, DSP agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. On December 30, 2019, the Company borrowed $113.7 million under the DSP Loan Agreement, the proceeds of which were used to repay all outstanding obligations of the Company to Hercules and NovaQuest (See Note 6) and to satisfy certain other fees and expenses. Additional funds may be drawn down by the Company no more than once any calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. If DSP fails to own at least a majority of the Company’s common shares, the Company would not be able to continue to borrow additional amounts under the DSP Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the DSP Loan Agreement. Loans under the DSP Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
Loans under the DSP Loan Agreement bear interest at a rate per annum equal to 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3% payable on the last day of each calendar quarter. The interest rate under the DSP Loan Agreement was 4.96% as of December 31, 2019. The Company’s obligations under the DSP Loan Agreement are fully and unconditionally guaranteed by the Company and its subsidiaries. The loans and other obligations are senior unsecured obligations of the Company, MSG, and subsidiary guarantees. The DSP Loan Agreement includes customary representations and warranties and affirmative and negative covenants.

The DSP Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period, cross acceleration to certain other debt, failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by the Company or any of its subsidiaries and certain breaches by the Company under the Investor Rights Agreement. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, DSP may terminate its obligations to make loans to the Company and declare the principal amount of loans to become immediately due and payable, and DSP may take such other actions as set forth in the DSP Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of DSP to make loans to the Company would automatically terminate and the principal amount of the loans would automatically become due and payable. In addition, if it becomes unlawful for DSP to maintain the loans under the DSP Loan Agreement or within 30 days of a change of control with respect to the Company, the Company would be required to repay the outstanding principal amount of the Loans.
As of December 31, 2019, the outstanding loan balance of $113.7 million is classified as a long-term liability on the Company’s unaudited condensed consolidated balance sheets under the caption long-term debt, less current maturities (related party). As of December 31, 2019, approximately $286.3 million of borrowing capacity remains available to the Company, subject to the terms of the DSP Loan Agreement. Interest expense under the DSP Loan Agreement was less than $0.1 million for the three and nine months ended December 31, 2019 and is included in interest expense (related party) in the Company’s unaudited condensed consolidated statements of operations.
Investor Rights Agreement
On December 27, 2019, the Company entered into an Investor Rights Agreement with DSP and Sumitovant (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, the Company agreed, at the request of Sumitovant, to register for sale, under the Securities Act of 1933, common shares beneficially owned by Sumitovant, subject to specified conditions and limitations. In addition, the Company agreed to periodically provide Sumitovant (i) certain financial statements, projections, capitalization summaries and other information and (ii) access to the Company’s books, records, facilities and employees during the Company’s normal business hours as Sumitovant may reasonably request.
The Investor Rights Agreement also contains certain protections for the Company’s minority shareholders for so long as DSP or certain of its affiliates beneficially owns more than 50% of the Company’s common shares. These protections include: (i) a requirement that Sumitovant vote its shares for the election of independent directors in accordance with the recommendation of the Company’s board of directors (the “board”) or in the same proportion as the shareholders not affiliated with Sumitovant vote their shares; (ii) a requirement that the audit committee of the Company’s board be composed solely of three independent directors; (iii) a requirement that any transaction proposed by DSP or certain of its affiliates that would increase DSP’s beneficial ownership to over 60% of the outstanding voting power of the Company must be approved by the Company’s audit committee (if occurring prior to December 27, 2022), and be conditioned on the approval of shareholders not affiliated with Sumitovant approving the transaction by a majority of the common shares held by such shareholders; and a requirement that any related person transactions between DSP or certain of its affiliates and the Company must be approved by the Company’s audit committee.
Pursuant to the Investor Rights Agreement, the Company also agreed that at all times that DSP beneficially owns more than 50% of the Company’s common shares, DSP, by purchasing common shares in the open market or from the Company in certain specified circumstances, will have the right to maintain its percentage ownership in the Company’s common shares in the event of a financing event or acquisition event conducted by the Company, or specified other events, subject to specific conditions.
(B) Roivant Sciences Ltd.
As a result of the closing of the DSP-Roivant Agreement described above, on December 27, 2019 all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to DSP. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company. On December 27, 2019, in connection with the closing of the DSP-Roivant Agreement, the then existing Information Sharing and Cooperation Agreement between the Company and Roivant, the then existing Services Agreements between the Company and certain of its subsidiaries and Roivant and certain of its subsidiaries, and the then existing Option Agreement between the Company and Roivant were terminated.
Under the Services Agreements, for the three months ended December 31, 2019 and 2018, the Company incurred expenses (inclusive of third-party pass-through costs billed to the Company) of $0.2 million and $0.4 million, respectively, inclusive of the mark-up. Under the Services Agreements, for the nine months ended December 31, 2019 and 2018, the Company incurred expenses (inclusive of third-party pass-through costs billed to the Company) of $0.6 million and $4.6 million, respectively, inclusive of the mark-up. In addition, Roivant previously allocated share-based compensation expense to the Company based upon the relative percentage of time spent by Roivant and its subsidiaries’ employees on the Company’s matters. The Company recorded share-based compensation expense allocated from Roivant of $0.1 million for each of the three months ended December 31, 2019 and 2018, respectively, and $0.3 million and $0.5 million for the nine months ended December 31, 2019 and 2018, respectively.

In April 2018, the Company sold to Roivant 1,110,015 of its common shares at a purchase price of $20.27 per common share, for gross proceeds of $22.5 million, in a private placement. In addition, Roivant purchased 2,424,242 of the Company’s common shares in the Company’s June 4, 2019 underwritten public equity offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million. See Note 9 for additional information.
(C) Amended and Restated Bye-Laws
On December 22, 2019, the Company’s board of directors approved, subject to the closing of the DSP-Roivant transaction and shareholder approval and certain other conditions, the adoption of the Company’s Fifth Amended and Restated Bye-Laws (the “New Bye-Laws”), which amended and restated the Company’s bye-laws to, among other things, (i) remove the procedures established in June 2019 providing RSL with the power, under certain circumstances, to appoint a majority of directors on the Company’s board and related powers, (ii) revises certain other aspects of the Company’s corporate governance and (iii) make other minor wording changes and additions, removal and revisions of defined terms. The New Bye-Laws became effective on January 23, 2020.
Note 8—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended December 31, 2019 and 2018 was (0.22)% and 0.00%, respectively. The Company’s effective tax rate for the nine months ended December 31, 2019 and 2018 was (0.31)% and (0.12)%, respectively. The Company’s effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of existing tax attributes that might be used to offset income tax when a corporation has undergone a significant change in stock ownership. On December 27, 2019, Sumitovant became the Company’s majority shareholder after acquiring approximately 50.2% of the Company’s outstanding common shares which triggered an ownership change under Section 382.  The Company is evaluating the impact of the annual limitation. The Company does not believe that annual limitation had a significant impact on the Company’s income tax provision during the three and nine months ended December 31, 2019.
Note 9—Shareholders’ Equity
(A) Underwritten Public Equity Offering of Common Shares
On June 4, 2019, the Company completed an underwritten public equity offering of 17,424,243 of its common shares (including 2,272,727 common shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional common shares) at a public offering price of $8.25 per common share. After deducting the underwriting discounts and commissions and offering costs payable by the Company, the net proceeds to the Company in connection with the underwritten public equity offering, including from the exercise of the underwriters’ option to purchase additional shares, were approximately $134.5 million.
(B) Private Placement with RSL
In April 2018, the Company entered into a share purchase agreement, or the Purchase Agreement, with Roivant, its former majority shareholder, pursuant to which the Company sold to Roivant 1,110,015 of its common shares at a purchase price of $20.27 per common share, for gross proceeds of $22.5 million, in a private placement.
(C) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the nine months ended December 31, 2019 and 2018, the Company issued and sold 106,494 and 2,767,129, respectively, of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 and $21.47 per common share, respectively, for aggregate net proceeds to the Company of approximately $2.5 million and $57.3 million, respectively, after deducting underwriting commissions and offering costs paid by the Company. During the three months ended December 31, 2019 and 2018, no shares were issued and sold under the Sales Agreement. As of December 31, 2019, the Company had approximately $10.4 million of capacity available to it under its “at-the-market” equity offering program.

Note 10—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, or as amended, the 2016 Plan, under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2019, the number of common shares authorized for issuance increased automatically by 2.9 million shares in accordance with the evergreen provision of the 2016 Plan. As of December 31, 2019, a total of 1.5 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(B) Stock Option Repricing
On August 26, 2019 (the “repricing date”), the Company’s Board of Directors approved a stock option repricing program (the “repricing”) whereby certain previously granted and still outstanding vested and unvested stock options held by current employees and certain executives were repriced on a one-for-one basis to $7.78 per share, which represented the closing market price of the Company’s common shares on the repricing date. To be eligible to participate in the stock option repricing program, 735,428 vested stock options to certain executives as of the repricing date are subject to a one-year exercise restriction period beginning from the repricing date. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 5,095,013 vested and unvested stock options outstanding with original exercise prices ranging from $8.82 to $24.44, and a median exercise price of $17.28 per share, were repriced under this program. The repricing resulted in one-time incremental stock-based compensation expense of $9.2 million, which will be recognized over the remaining term of the repriced stock options.
(C) Stock Options
A summary of stock option activity under the Company’s 2016 Plan is as follows:

Number of Options
Options outstanding at March 31, 2019	5,396,465
Granted	2,768,700
Exercised	(80,548)
Forfeited	(340,360)
Options outstanding at December 31, 2019	7,744,257
Options vested and expected to vest at December 31, 2019	7,744,257
Vested options subject to one-year exercise restriction period beginning on August 26, 2019	735,428
Options exercisable at December 31, 2019	2,857,183

As a result of the change in control of the Company described in Note 7, the vesting of 849,212 stock options was accelerated on December 27, 2019, resulting in the recognition of $11.2 million of share-based compensation expense upon the change in control.
(D) Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock award and restricted stock unit activity under the Company’s 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2019	956,066
Granted	724,554
Vested	(221,781)
Forfeited	(69,973)
Unvested balance at December 31, 2019	1,388,866

(E) Performance Stock Units
On August 26, 2019, the Company’s Board of Directors granted performance stock units covering a total of 408,510 common shares, of which two-thirds of the shares (272,338 shares) subject to each performance stock unit vests based upon the passage of time, and the remaining one-third of the shares (136,172 shares) subject to each performance stock unit vests if the Company achieves certain clinical trial and regulatory milestones. Total share-based compensation expense associated with the performance stock units is based on the fair value of the Company’s common shares on the grant date, which equals the closing market price of the Company’s common shares on the grant date. The Company recognizes the share-based compensation expense related to the performance stock unit awards subject to time-based vesting on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company will recognize the share-based compensation expense related to the performance stock unit awards subject to vesting based upon the achievement of certain clinical trial and regulatory milestones only if such milestones are achieved. As of December 31, 2019, the performance conditions had not been met and were deemed not probable of being met. As a result of the change in control of the Company described in Note 7, the vesting of certain performance stock units covering a total of 108,640 common shares was accelerated on December 27, 2019, resulting in the recognition of $0.8 million of share-based compensation expense upon the change in control. As of December 31, 2019, performance stock units covering a total of 299,870 common shares are unvested.
(F) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended December 31,
	2019	2018
Share-based compensation expense recognized as:
R&D expenses	$5,399	$1,840
G&A expenses	14,396	2,954
Total	$19,795	$4,794

	Nine Months Ended December 31,
	2019	2018
Share-based compensation expense recognized as:
R&D expenses	$11,565	$5,247
G&A expenses	22,613	8,516
Total	$34,178	$13,763

Share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations consistent with the grantee’s salary. Total unrecognized share-based compensation expense was approximately $58.8 million as of December 31, 2019 and is expected to be recognized over a weighted-average period of approximately 2.8 years. Share-based compensation expense included in R&D and G&A expenses for the three and nine months ended December 31, 2019 include $1.8 million and $10.2 million, respectively, related to the acceleration of vesting of certain share-based payment awards as a result of the change in control of the Company described previously.
(G) RSL RSUs
The Company’s Principal Executive Officer was granted 66,845 RSL RSUs during the fiscal year ended March 31, 2017. These RSUs will vest to the extent certain RSL performance criteria are achieved and certain RSL liquidity conditions are satisfied within specified years of the grant date, provided that the Company’s Principal Executive Officer has provided continued service to RSL, the Company, or any of their respective subsidiaries through such date. As of December 31, 2019, the performance conditions had not been met and were deemed not probable of being met. For the three and nine months ended December 31, 2019 and 2018, the Company recorded no share-based compensation expense related to these RSL RSUs.

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
During October 2019, the Company entered into a Sublease Agreement, or sublease, for an additional 20,116 square feet of office space within the same building as its current corporate office space located in Brisbane, California. The sublease term expires in February of 2024, with total expected minimum payments over the sublease term of approximately $3.7 million. The sublease required the Company to deliver an irrevocable standby letter of credit to the sublessor for the duration of the lease in the amount of $0.2 million.
The Company currently has no other significant operating, financing, or short-term leases.
The components of operating lease expense for the Company’s Brisbane, California office space were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Operating lease cost	$729	$1,767
Variable lease cost (1)	66	121
Total operating lease cost	$795	$1,888
(1) Variable lease cost includes common area maintenance and utilities costs which are not included in operating lease liabilities and which are expensed as incurred.
Certain information related to the Company’s operating lease right-of-use assets and operating lease liabilities for its Brisbane, California office space was as follows (in thousands):

Nine Months Ended
December 31, 2019
Cash paid for operating lease liabilities	$1,569
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$12,237

As of December 31, 2019, the Company’s operating leases for its Brisbane, California office space had a weighted average remaining lease term of 5.9 years and a weighted average discount rate of 12.3%.
As of December 31, 2019, maturities of operating lease liabilities for the Company’s Brisbane, California office space were as follows (in thousands):

Years Ended March 31,
2020 (remainder of year)	$720
2021	2,939
2022	3,028
2023	3,127
2024	3,053
Thereafter	5,307
Total lease payments	18,174
Less imputed interest (1)	(5,326)
Present value of future minimum lease payments	12,848
Less operating lease liability, current portion	(1,449)
Operating lease liability, long-term portion	$11,399

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
(B) Contract Service Providers
In the normal course of business, the Company enters into agreements with contract service provides to assist in the performance of its R&D and clinical and commercial manufacturing activities. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, clinical and commercial manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.
(C) Indemnification Agreements
The Company has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification liability is unlimited; however, the Company holds directors’ and officers’ liability insurance which limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. In the normal course of business, the Company also enters into contracts and agreements with service providers and other parties with which it conducts business that contain indemnification provisions pursuant to which the Company has agreed to indemnify the party against certain types of third-party claims. The Company has agreed to indemnify DSP against certain losses, claims, liabilities and related expenses incurred by DSP, subject to the terms of the DSP Loan Agreement (See Note 7). The Company has not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related accruals have been established.
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
In May 2018, the Company entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement. Pursuant to the Takeda Commercial Supply Agreement, Takeda agreed to supply the Company and the Company agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications and in order to commercialize relugolix in accordance with the Takeda Agreement. Under the Takeda Commercial Supply Agreement, the Company and Takeda entered into an initial firm order in which Takeda supplied the Company with relugolix drug substance at a fixed price per kilogram through December 31, 2019. For relugolix drug substance manufactured or delivered on or after such date, the Company will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year.
The initial term of the Takeda Commercial Supply Agreement began on May 30, 2018 and will continue for five years. At the end of the initial term, the Takeda Commercial Supply Agreement will automatically renew for successive one-year terms, unless either party gives notice of termination to the other at least 12 months prior to the end of the then-current term. The Takeda Commercial Supply Agreement may be terminated by either party upon 90 days’ notice of an uncured material breach of its terms by the other party, or immediately upon notice to the other party of a party’s bankruptcy. Each party will also have the right to terminate the Takeda Commercial Supply Agreement, in whole or in part, for any reason upon 180 days’ prior written notice to the other party, provided that any then-open purchase orders will remain in effect and be binding on both parties. The Takeda Commercial Supply Agreement, including any then-open purchase order thereunder, will terminate immediately upon the termination of the Takeda Agreement in accordance with its terms.
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
The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the success and anticipated timing of our clinical studies for relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg), relugolix 120 mg as a monotherapy, and MVT-602;

•	the anticipated start dates, durations and completion dates of our ongoing and future nonclinical and clinical studies;

•	the anticipated designs of our future clinical studies;

•
the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix combination tablet, relugolix monotherapy tablet, MVT-602 and any future product candidates;

•	our plans to commercialize relugolix combination tablet and relugolix monotherapy tablet, if approved;

•	our ability to achieve commercial sales of any approved products, whether alone or in collaboration with others;

•	our ability to obtain coverage and adequate reimbursement for our products if commercialized;

•	the rate and degree of market acceptance and clinical utility of any approved products;

•	our ability to initiate and continue relationships with third-party clinical research organizations and manufacturers;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our ability to hire and retain our key scientific and management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies;

•
our ability to continue to fund our operations with the cash, cash equivalents, and marketable securities currently on hand, including our expectations as to for how long these capital resources will enable us to fund our operations;

•	our ability to draw under the Loan Agreement with Sumitomo Dainippon Pharma Co., Ltd.;

•	our ability to raise additional capital;

•	industry trends;

•	developments and projections relating to our competitors or our industry; and

•	the success of competing drugs that are or may become available.

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
Business Overview
We are a healthcare company focused on developing innovative treatments for women’s health and prostate cancer. Our lead product candidate is relugolix, a once-daily, oral, gonadotropin-releasing hormone, or GnRH, receptor antagonist that is currently being evaluated in multiple Phase 3 clinical studies across three distinct indications. We are developing a relugolix combination tablet (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) for women with heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis, and a relugolix monotherapy tablet (120 mg) for men with advanced prostate cancer. In addition, we are developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as a part of assisted reproduction. Both relugolix and MVT-602 were licensed to us by Takeda Pharmaceuticals International AG, or Takeda, on April 29, 2016.
Since our inception, we have devoted substantially all of our efforts to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing the clinical development of our product candidates and preparing for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet.
On May 14, 2019 and July 23, 2019, we announced that the Phase 3 LIBERTY 1 and LIBERTY 2 studies, respectively, evaluating once-daily relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids, met their primary efficacy endpoint and six key secondary endpoints. Relugolix combination therapy in these studies consisted of relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg. On July 23, 2019, we also announced that a separate clinical study of relugolix combination tablet met all required and pre-specified U.S. Food and Drug Administration, or FDA, criteria for bioequivalence. The relugolix combination tablet is the formulation intended to be offered to women should relugolix combination tablet receive FDA approval. On February 10, 2020, we announced positive one-year safety and efficacy data from the Phase 3 LIBERTY open-label extension study, including an 87.7% response rate on the primary endpoint, an 89.9% mean reduction in menstrual loss from baseline to one year, and maintenance of one-year bone mineral density consistent with the 6-month LIBERTY 1 and 2 results. We currently expect to submit a New Drug Application (“NDA”) to the FDA for a once-daily, oral, relugolix combination tablet for the treatment of heavy menstrual bleeding associated with uterine fibroids in April 2020. We expect that this submission will include complete one-year safety and efficacy data from the LIBERTY open-label extension study, key data that may positively impact the labeled duration of use of the relugolix combination tablet. The priority review voucher previously expected to be received from Roivant Sciences and Sumitomo Dainippon Pharma Co., Ltd. (“DSP”) was not issued to Roivant Sciences and DSP and therefore we expect to submit the NDA for heavy menstrual bleeding associated with uterine fibroids without a priority review voucher. We also plan to submit a Marketing Authorisation Application (“MAA”) to the European Medicines Agency in the first quarter of calendar year 2020.

On November 19, 2019, we announced that the Phase 3 HERO study evaluating the safety and efficacy of once-daily, oral relugolix monotherapy (120 mg) in men with advanced prostate cancer met its primary efficacy endpoint with a 96.7% response rate, and all tested key secondary endpoints, while demonstrating 54% fewer major cardiovascular events as compared with leuprolide injections administered every 3 months. Based on the positive HERO results, we currently expect to submit an NDA to the FDA for relugolix monotherapy tablet for men with advanced prostate cancer in the second quarter of calendar year 2020. We enrolled 434 men with metastatic prostate cancer in the HERO study, comprised of 295 men from the original HERO study and an additional cohort of 139 men that completed enrollment in July 2019. A key objective of enrolling these men was to assess the secondary objective of demonstrating that relugolix monotherapy can delay the time to progression of the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide. We currently expect to present top-line results on the castration resistance-free survival endpoint in the cohort of 434 men with metastatic disease in the third quarter of calendar year 2020.

On December 27, 2019, Sumitovant Biopharma Ltd. (“Sumitovant”), a subsidiary of DSP, became our majority shareholder and a related party after acquiring 45,008,604 of our outstanding common shares, representing approximately 50.2% of our common shares outstanding on December 27, 2019. These shares were acquired from our former majority shareholder, Roivant Sciences Ltd. (“Roivant,” “RSL,” or “former majority shareholder”) at the closing of a transaction between Roivant and DSP. As a result of the transfer of these common shares, Roivant no longer beneficially owns any of our common shares.
Third Fiscal Quarter Ended December 31, 2019 and Recent Business Highlights
The following summarizes our third fiscal quarter ended December 31, 2019 and recent business highlights:
Relugolix Phase 3 Clinical Programs

•
In November 2019, we announced that the Phase 3 HERO study evaluating the safety and efficacy of once-daily, oral relugolix monotherapy (120 mg) over 48 weeks in 934 men with advanced prostate cancer met its primary efficacy endpoint with a 96.7% response rate, and all tested key secondary endpoints, while demonstrating 54% fewer major cardiovascular events as compared with leuprolide injections administered every 3 months. We currently anticipate submitting an NDA to the FDA for relugolix monotherapy tablet for men with advanced prostate cancer in the second quarter of calendar year 2020.

•	In December 2019, we successfully completed one-year stability studies for our relugolix combination tablet in support of potential commercialization.

•
In February 2020, we announced positive one-year safety and efficacy data from the Phase 3 LIBERTY open-label extension study in women with heavy menstrual bleeding associated with uterine fibroids with an 87.7% response rate and, on average, an 89.9% reduction in menstrual blood loss from baseline. Changes in bone mineral density through one year demonstrated maintenance of bone density and were consistent with those in LIBERTY 1 and 2. We currently expect to submit an NDA to the FDA for relugolix combination tablet for women with heavy menstrual bleeding associated with uterine fibroids in April 2020. The NDA submission, for which we no longer expect to use a priority review voucher, will include complete one-year safety and efficacy data from the LIBERTY open-label extension study, key data that may positively impact the labeled duration of use of the relugolix combination tablet. We also plan to submit an MAA to the European Medicines Agency in the first quarter of calendar year 2020.

•
We completed patient recruitment in SPIRIT 2 in August 2019 and SPIRIT 1 in October 2019, and the enrollment of 623 and 638 patients in the SPIRIT 2 and SPIRIT 1 studies, respectively. The SPIRIT 1 and 2 studies are replicate Phase 3 studies evaluating the safety and efficacy of relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) in women with pain associated with endometriosis. We expect to report top-line results from SPIRIT 2 and SPIRIT 1 in the first and second quarters of calendar year 2020, respectively.

Corporate

•
On December 27, 2019, Sumitovant became our majority shareholder and a related party after acquiring 45,008,604 of our outstanding common shares, representing approximately 50.2% of our common shares outstanding on December 27, 2019. These shares were acquired from our former majority shareholder, Roivant, at the closing of a transaction between Roivant and DSP.

•
On December 27, 2019, we entered into an Investor Rights Agreement with DSP and Sumitovant that provides certain protections for our minority shareholders for so long as DSP or certain of its affiliates beneficially own more than 50% of our common shares. Pursuant to the Investor Rights Agreement, among other things, we agreed, at the request of Sumitovant, to register for sale, under the Securities Act of 1933, common shares beneficially owned by Sumitovant, subject to specified conditions and limitations. In addition, we agreed to periodically provide Sumitovant (i) certain financial statements, capitalization summaries and other information and (ii) access to our books, records, facilities and employees.

•
On December 27, 2019, we, and our subsidiary, Myovant Sciences GmbH (“MSG”), entered into a Loan Agreement with DSP (the “DSP Loan Agreement”) under which DSP agreed to make revolving loans to us in an aggregate principal amount of up to $400.0 million, subject to the terms of the DSP Loan Agreement. The interest rate for any draws under the DSP Loan Agreement is the 3-month London Interbank Offered Rate, or LIBOR, plus a margin of 3%. As of December 31, 2019, approximately $286.3 million of borrowing capacity remains available to us under the DSP Loan Agreement. See section below titled “Contractual Obligations—Loan Agreement with Sumitomo Dainippon Pharma Co., Ltd.”

•
On December 30, 2019, we borrowed $113.7 million under the DSP Loan Agreement, the proceeds of which were used to repay all outstanding obligations of us and our subsidiaries to Hercules Capital, Inc. (“Hercules”) and NovaQuest Capital Management (“NovaQuest”) and to satisfy certain other fees and expenses.

Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. We have funded our operations primarily from the issuance and sale of our common shares and from debt financing arrangements.
As of December 31, 2019, and March 31, 2019, we had an accumulated deficit of $726.1 million and $502.0 million, respectively. We had net losses of $85.6 million and $70.6 million for the three months ended December 31, 2019 and 2018, respectively, and $224.1 million and $198.5 million for the nine months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had $98.9 million of cash, cash equivalents, and marketable securities available to us, as compared to $156.1 million of cash and cash equivalents available to us as of March 31, 2019. As of December 31, 2019, approximately $286.3 million of borrowing capacity remains available to us under the DSP Loan Agreement. We are permitted to request quarterly draws under the DSP Loan Agreement, subject to certain terms and conditions, including consent of our board of directors.
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
As a GnRH receptor antagonist, relugolix has a clinically validated mechanism of action in each of our three target indications. Lowering estrogen and progesterone levels has previously been demonstrated to effectively decrease heavy menstrual bleeding in women with uterine fibroids and to reduce the pelvic pain associated with endometriosis. We are developing relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) administered orally once-daily, with the goal of optimizing estradiol levels to achieve the long-term benefit of relugolix on symptoms of uterine fibroids and endometriosis, while maintaining bone health and mitigating side effects from a low-estrogen state such as vasomotor symptoms. We expect to launch in our women’s health indications with a single-tablet regimen of relugolix combination therapy administered orally once-daily. We have recently conducted a bioequivalence study to demonstrate the bioequivalence of the relugolix combination tablet with the co-administered regimen used in the LIBERTY clinical program (one relugolix 40 mg tablet and one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). The relugolix combination tablet met FDA bioequivalence criteria. During December 2019, we successfully completed one-year stability studies, which are required for FDA approval of the relugolix combination tablet. We believe our combination approach with relugolix has the potential to have a better safety and tolerability profile than the currently approved GnRH agonist therapies and has the potential to be used longer-term. One-year safety and efficacy data from the Phase 3 LIBERTY open-label extension study demonstrated an 87.7% response rate in reducing heavy menstrual bleeding, an average reduction of 89.9% in blood loss from baseline at one year, and maintenance of bone mineral density, consistent with the results of LIBERTY 1 and 2.The goal of our relugolix combination tablet is to provide women with uterine fibroids and endometriosis a once-daily oral medical alternative to hysterectomy and other invasive procedures often recommended to treat these conditions.
Decreasing testosterone slows the growth and progression of advanced prostate cancer, such as when the disease recurs or the prostate-specific antigen, or PSA, is rising following prostatectomy or radiation therapy. We are evaluating relugolix monotherapy as a once-daily oral treatment to lower testosterone. It is being evaluated at a three-times higher dose in men with advanced prostate cancer than the women’s health indications (120 mg orally once-daily following a single 360 mg loading dose compared to 40 mg once daily). We are developing our women’s health relugolix combination and our advanced prostate cancer relugolix monotherapy treatments with the potential of bringing to market two distinct branded products.

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
Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids. The program consisted of two multinational, replicate pivotal clinical studies (LIBERTY 1 and LIBERTY 2) of relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) in women with heavy menstrual bleeding associated with uterine fibroids. Women in the LIBERTY 1 and LIBERTY 2 studies underwent a screening period requiring up to two menstrual cycles to document heavy menstrual bleeding and were randomized in a 1:1:1 ratio to one of three groups. Women received treatment either with relugolix combination therapy for 24 weeks, relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix combination therapy once-daily for an additional 12 weeks, or placebo once-daily for 24 weeks.
We enrolled 388 women in LIBERTY 1 and 382 women in LIBERTY 2. To be enrolled, women must have had a monthly menstrual blood loss volume of at least 80 mL in two consecutive cycles or 160 mL in one cycle, measured by the alkaline hematin method, a quantitative measure of menstrual blood loss from an assessment of collected menstrual products.
Eligible women who completed the LIBERTY 1 or LIBERTY 2 studies were offered the opportunity to enroll in an active treatment extension study in which all women receive relugolix combination therapy for an additional 28-week period for a total treatment period of 52 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. On February 10, 2020, we announced positive one-year safety and efficacy data from the Phase 3 LIBERTY open-label extension study. Upon completion of this 52-week total treatment period, eligible women could elect to participate in a second 52-week randomized withdrawal study designed to provide two-year safety and efficacy data on relugolix combination therapy, and to evaluate the need for maintenance therapy. We are also conducting a one-year observational study of bone mineral density in women with uterine fibroids or endometriosis to provide additional context for our phase 3 clinical programs.
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
On May 14, 2019 and July 23, 2019, we announced top-line results for the LIBERTY 1 and LIBERTY 2 studies, respectively. In addition, on July 23, 2019, we announced that a separate clinical study of single-tablet relugolix combination therapy met all required and pre-specified FDA criteria for bioequivalence, providing data necessary to include the one tablet, once-daily dosing regimen of relugolix combination therapy in the NDA submission for approval of the treatment for uterine fibroids. In December 2019, we successfully completed one-year stability studies, which are required for FDA approval of the relugolix combination tablet. On February 10, 2020, we announced positive one-year safety and efficacy data from the Phase 3 LIBERTY open-label extension study with an 87.7% response rate and, on average, an 89.9% reduction in menstrual blood loss from baseline.
We currently expect to submit an NDA to the FDA for a once-daily, oral, relugolix combination tablet for the treatment of heavy menstrual bleeding associated with uterine fibroids in April 2020. We expect that the NDA submission will include complete one-year safety and efficacy data from the Phase 3 LIBERTY open-label extension study, key data that may positively impact the labeled duration of use of the relugolix combination tablet. The priority review voucher previously expected to be received from Roivant Sciences and DSP was not issued to Roivant Sciences and DSP and therefore we expect to submit the NDA for heavy menstrual bleeding associated with uterine fibroids without a priority review voucher. We also plan to submit an MAA to the European Medicines Agency in the first quarter of calendar year 2020.

LIBERTY 1
On May 14, 2019, we announced that LIBERTY 1, the first of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids, met its primary efficacy endpoint and six key secondary endpoints. Relugolix combination therapy maintained bone mineral density at levels comparable to placebo over 24 weeks and was generally well tolerated.
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
The overall incidence of adverse events in the relugolix combination therapy and placebo groups was comparable (62% vs. 66%). In the relugolix combination therapy group, 5% of women discontinued treatment early due to adverse events compared with 4% in the placebo group. The only adverse event in the relugolix combination therapy arm occurring in at least 10% of women and more frequently than in the placebo arm was hot flash (11% versus 8%). There were no pregnancies in the relugolix combination therapy group and one in the placebo group. There were two serious adverse events related to study drug: one fibroid expulsion and one for pelvic pain.
LIBERTY 2
On July 23, 2019, we announced that LIBERTY 2, the second of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids, met its primary efficacy endpoint and the same six key secondary endpoints as were achieved in LIBERTY 1. In addition, relugolix combination therapy maintained bone mineral density at levels comparable to placebo over 24 weeks and was generally well tolerated.
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

LIBERTY Open-Label Extension Study
On February 10, 2020, we announced positive one-year safety and efficacy data from the Phase 3 LIBERTY open-label extension study of once-daily, oral relugolix combination therapy (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) in women with heavy menstrual bleeding associated with uterine fibroids.
In the primary endpoint analysis, 87.7% of women achieved the responder criteria defined as a menstrual blood loss volume of less than 80 mL and a 50% or greater reduction from baseline in menstrual blood loss volume during the last 35 days of treatment measured using the alkaline hematin method. The primary endpoint result in the Phase 3 LIBERTY open-label extension study was consistent with LIBERTY 1 and 2, demonstrating a durability of response through one year. In addition, women experienced, on average, an 89.9% reduction in menstrual blood loss from baseline at one year.
Changes in bone mineral density through one year, as assessed by DXA every 3 months, demonstrated maintenance of bone density and were consistent with those in LIBERTY 1 and 2. The adverse events over one year were consistent with those observed in LIBERTY 1 and 2, with no new safety signals. Adverse events reported in more than 10% of women treated with relugolix combination therapy for one-year and more frequently than those reported in the placebo group after 6 months included only hot flash. There were no pregnancies reported in the relugolix combination therapy group.
Our Phase 3 Program for the Treatment of Pain Associated with Endometriosis
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix combination therapy in women with pain associated with endometriosis. The program consists of two multinational replicate pivotal clinical studies, which we refer to as SPIRIT 1 and SPIRIT 2. Each study randomized women 1:1:1 to one of three treatment arms: relugolix 40 mg once-daily co-administered in combination with commercially available low-dose hormonal therapy for 24 weeks (1.0 mg estradiol and 0.5 mg norethindrone acetate); relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix 40 mg once-daily co-administered with low-dose hormonal therapy for an additional 12 weeks; or placebo once-daily for a period of 24 weeks. We completed patient recruitment into SPIRIT 2 in August 2019 and SPIRIT 1 in October 2019 and the enrollment of 623 and 638 patients in the SPIRIT 2 and SPIRIT 1 studies, respectively. Eligible women completing the initial 24-week period are offered an active treatment extension with relugolix 40 mg once-daily co-administered in combination with low-dose hormonal therapy for an additional 80-week period, or a total treatment period of 104 weeks, to evaluate the safety of longer-term treatment.
The co-primary efficacy endpoints for the SPIRIT 1 and SPIRIT 2 studies are the proportion of all women enrolled with reductions in both dysmenorrhea, or menstrual pelvic pain, and nonmenstrual pelvic pain, as assessed by an endometriosis-specific patient questionnaire administered daily, with no increase in background pain medication. Secondary endpoints include additional questionnaires assessing functional changes associated with endometriosis-specific pain and quality of life, and the use of pain medications to treat endometriosis. Safety, including bone mineral density changes as measured by DXA, is assessed.
We expect to report top-line results from SPIRIT 2 and SPIRIT 1 in the first and second quarters of calendar year 2020, respectively.
Our Phase 3 Program for the Treatment of Advanced Prostate Cancer
We initiated a Phase 3 clinical study in March of 2017, evaluating the safety and efficacy of relugolix in men with advanced prostate cancer, which we refer to as the HERO study. The HERO study randomized 934 men with advanced prostate cancer who require androgen deprivation therapy, or ADT, in a 2:1 ratio to treatment with either oral relugolix 120 mg once-daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 study with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the U.S. Nonetheless, we designed the study to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets such as Europe and Japan.
On November 19, 2019, we announced that the Phase 3 HERO study evaluating the safety and efficacy of once-daily, oral relugolix monotherapy (120 mg) over 48 weeks in 934 men with advanced prostate cancer met its primary efficacy endpoint with a 96.7% response rate, and all tested key secondary endpoints, while demonstrating 54% fewer major cardiovascular events as compared with leuprolide injections administered every 3 months. We currently anticipate submitting an NDA for relugolix monotherapy tablet for men with advanced prostate cancer in the second quarter of calendar year 2020.
The primary efficacy endpoint accepted by the FDA is testosterone suppression (≤ 50 ng/dL) from week 5, day 1 through week 48, day 7. Relugolix monotherapy was required to demonstrate that the lower bound of the 2-sided 95% confidence interval for the percent of patients achieving testosterone suppression through 48 weeks was at least 90%. In the primary endpoint responder analysis, 96.7% (95% CI: 94.9%, 97.9%) of men receiving once-daily, oral relugolix achieved sustained testosterone suppression to castrate levels.

The secondary efficacy endpoint is PSA reduction as a percentage change from baseline. Testosterone suppression is an approvable endpoint in the U.S. and several hormonal therapies have been approved based on this endpoint. In the HERO study, five key secondary endpoints demonstrated superiority to leuprolide acetate, including rapid suppression of testosterone at Day 4 and Day 15, profound suppression of testosterone at Day 15, rapid suppression of PSA at Day 15, and suppression of follicle-stimulating hormone (FSH) at Week 24 (all p-values < 0.0001). In addition, relugolix demonstrated non-inferiority to leuprolide acetate on sustained testosterone suppression through 48 weeks (96.7% vs. 88.8%, respectively) with a between-group difference of 7.9% (95% CI: 4.1%, 11.8%), the primary endpoint required for regulatory submissions outside of the U.S. In addition, the pharmacodynamic results showed no testosterone flare after initiation of relugolix and mean testosterone levels returned to normal levels within 90 days after treatment discontinuation.
The overall incidence of adverse events in the relugolix and leuprolide acetate groups was comparable (92.9% vs. 93.5%, respectively). In the relugolix group, 3.5% of men discontinued the study early due to adverse events compared with 2.6% of men in the leuprolide acetate group. The most frequently reported adverse events, reported in at least 10% of men in the relugolix group, were hot flashes, fatigue, constipation, diarrhea, and arthralgia. Major adverse cardiovascular events were reported in 2.9% of men in the relugolix group versus 6.2% of men in the leuprolide acetate group. These events included non-fatal myocardial infarction, non-fatal stroke, and all-cause mortality and were not adjudicated.
We enrolled 434 men with metastatic prostate cancer in the HERO study, comprised of 295 men from the original HERO study and an additional cohort of 139 men that completed enrollment in July 2019. We filed an amendment to the HERO study protocol to enroll 139 additional men with metastatic prostate cancer and to add the secondary objective of demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide. We believe that relugolix, a direct GnRH receptor antagonist, has the potential to delay the time to castration-resistant disease as compared with leuprolide, a GnRH agonist, because relugolix more rapidly suppresses testosterone and PSA and more fully suppresses FSH than leuprolide. We currently expect to report top-line results on the castration resistance-free survival endpoint in the cohort of 434 men with metastatic prostate cancer in the third quarter of calendar year 2020. We may conduct additional clinical studies to further support the commercial potential of relugolix in prostate cancer in the U.S. and other major markets.
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

In October 2018, we presented data from a Phase 1 study of MVT-602 at the American Society of Reproductive Medicine (ASRM) Annual Congress. Results of the study showed that administration of MVT-602 in healthy premenopausal women in the follicular phase produced a dose-related increase in luteinizing hormone concentrations and expected effects on follicle-stimulating hormone and estradiol. A total of 24 women were randomized to one of three MVT-602 dose groups (0.3 µg, 1 µg or 3 µg) and then subsequently randomized within the assigned group to receive a single subcutaneous dose of MVT-602 or placebo in a 3:1 ratio. Results showed that administration of single subcutaneous doses of MVT-602 demonstrated dose-related increases in luteinizing hormone concentrations and expected post-dose increases in follicle-stimulating hormone and estradiol concentrations, with little effect observed on progesterone as expected. No serious adverse events were reported, and no subject discontinued from the study due to an adverse event. Adverse events were similar between the placebo and MVT-602 groups with no apparent dose-related effects.
Further assessment of the exposure-response profile of MVT-602 was conducted in a Phase 2a study during the pre-ovulatory phase in 75 fertile women following a minimal controlled ovarian stimulation protocol. After ovarian stimulation, women were randomized to one of four MVT-602 dose groups (0.1 µg, 0.3 µg, 1 µg or 3 µg), to triptorelin, 0.2 mg, or to placebo. Top-line results from this Phase 2a study were presented at the European Society of Human Reproduction in Vienna, Austria in June 2019. The study demonstrated that MVT-602 was generally well-tolerated and produced the desired luteinizing hormone surge associated with high and dose-dependent rates of ovulation in healthy women following a minimal controlled ovarian stimulation protocol. This study provides information for dose selection for a future study of MVT-602 in infertile women seeking pregnancy.
Financial Operations Overview
Revenue
To date, we have not generated any revenue, and we do not expect to generate any revenue, from the sale of any products unless and until we obtain regulatory approval of and commercialize relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or a potential future product candidate.
Research and Development Expenses
Our research and development, or R&D, expenses to date have been primarily limited to the in-licensing of the rights to relugolix and MVT-602, the expansion of our team, and the initiation and ongoing activities of our clinical programs. Our R&D expenses include program-specific costs, as well as costs that are not allocated to a specific program.
Program-specific costs primarily include third-party costs, which include expenses incurred under agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, as well costs related to manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions for relugolix combination tablet and relugolix monotherapy tablet, and other third-party expenses directly attributable to the development of our product candidates.
Unallocated costs primarily include employee-related expenses, such as salaries, share-based compensation, benefits and travel for employees engaged in R&D activities, and the cost of contractors and consultants who assist with R&D activities not specific to a program.
R&D activities have been central to our business model. We expect our overall R&D expenses to decrease over the next few quarters as we expect to complete our Phase 3 studies. However, we also expect the decreases in clinical study expenses will be partially offset by increases in other R&D expenses as we prepare regulatory submissions for our product candidates and establish a medical affairs function, and incur manufacturing expenses in connection with preparations for our anticipated commercial launches of relugolix combination tablet and relugolix monotherapy tablet. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies.
We cannot determine with certainty the duration and costs of the current or future clinical studies of our product candidates. The duration, costs and timing of clinical studies and development of relugolix combination therapy, relugolix monotherapy, MVT-602 and any other product candidates will depend on a variety of factors that include, but are not limited to:

•	the number of studies required for approval;

•	the per patient study costs;

•	the number of patients who participate in the studies;

•	the number of sites included in the studies;

•	the countries in which the studies are conducted;

•	the length of time required to recruit and enroll eligible patients;

•	the number of patients who fail to meet the study’s inclusion and exclusion criteria;

•	the number of study drugs that patients receive;

•	the drop-out or discontinuation rates of patients;

•	the potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the timing and receipt of regulatory approvals;

•	the costs of clinical study material; and

•	the efficacy and safety profile of the product candidate.
In addition, the probability of success for relugolix combination tablet, relugolix monotherapy tablet, MVT-602 and any other product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine with certainty the duration and completion costs of our clinical programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
General and Administrative Expenses
General and administrative, or G&A, expenses consist primarily of personnel costs, such as salaries, benefits, share-based compensation and travel expenses for our executive, finance, human resources, legal, commercial operations and other administrative functions. G&A expenses also include expenses incurred under agreements with third parties relating to legal, accounting, auditing and tax services, rent and facilities costs, information technology costs, commercial operations, and general overhead. G&A expenses in the periods presented also include costs billed and allocated to us from our former majority shareholder pursuant to Services Agreements that were terminated on December 27, 2019 (See Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
We anticipate that our G&A expenses will increase in future periods as we expand our operations. These increases will likely include costs related to the hiring of additional personnel, costs to implement and upgrade certain information technology systems, professional services fees and additional rent and other facilities related costs. In particular, we expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential regulatory approvals and commercialization of our product candidates. If relugolix combination tablet, relugolix monotherapy tablet, or MVT-602 obtains regulatory approval for marketing, we expect sales, marketing, and commercialization costs to be significant.
Interest Expense
Interest expense consists of interest expense related to our previously outstanding debt with Hercules and NovaQuest, as well as the associated non-cash amortization of debt discounts and issuance costs.
Interest Expense (Related Party)
Interest expense (related party) consists of interest expense pursuant to the DSP Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. The anticipated increases in our outstanding debt under the DSP Loan Agreement will result in an increase in interest expense (related party) in future periods.
Interest Income
Interest income consists primarily of interest earned on corporate bonds and money market funds and the accretion of discounts to maturity for commercial paper.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the carrying amount of our previously outstanding debt with Hercules and NovaQuest and the amounts we paid to retire the outstanding debt obligations on December 31, 2019.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Research and development	$48,927	$58,434	$150,847	$163,588
General and administrative	29,142	10,686	59,897	29,738
Total operating expenses	78,069	69,120	210,744	193,326
Interest expense	3,641	1,634	11,222	4,831
Loss on extinguishment of debt	4,851	—	4,851	—
Interest expense (related party)	16	—	16	—
Interest income	(597)	—	(2,305)	—
Other (income) expense, net	(567)	(121)	(1,151)	147
Loss before income taxes	(85,413)	(70,633)	(223,377)	(198,304)
Income tax expense	191	—	699	233
Net loss	$(85,604)	$(70,633)	$(224,076)	$(198,537)
Research and Development Expenses
For the three and nine months ended December 31, 2019 and 2018, our R&D expenses consisted of the following (in thousands):

	Three Months Ended December 31,
	2019	2018	Change
Program-specific costs:
Relugolix	$29,708	$47,800	$(18,092)
MVT-602	486	1,779	(1,293)
Unallocated costs:
Share-based compensation	5,399	1,840	3,559
Personnel expense	9,230	6,353	2,877
Other expense	4,104	662	3,442
Total R&D expenses	$48,927	$58,434	$(9,507)

	Nine Months Ended December 31,
	2019	2018	Change
Program-specific costs:
Relugolix	$105,047	$134,023	$(28,976)
MVT-602	1,561	4,820	(3,259)
Unallocated costs:
Share-based compensation	11,565	5,247	6,318
Personnel expense (1)	24,280	16,279	8,001
Services Agreements with former majority shareholder	—	748	(748)
Other expense (1)	8,394	2,471	5,923
Total R&D expenses	$150,847	$163,588	$(12,741)
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.

R&D expenses decreased by $9.5 million, to $48.9 million, in the three months ended December 31, 2019 compared to $58.4 million in the three months ended December 31, 2018. R&D expenses in both periods primarily includes expenses related to our Phase 3 clinical programs, manufacturing expenses, as well as personnel-related expenses for employees engaged in R&D activities. R&D expenses related to our clinical programs have continued to decline, driven primarily by the wind down of our Phase 3 studies. The decrease in study costs were partially offset by increases in other R&D expenses related predominantly to our manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions for relugolix combination tablet and relugolix monotherapy tablet in multiple indications and jurisdictions, as well as increases in personnel expenses, share-based compensation expense, and other R&D expenses.
R&D expenses in the three months ended December 31, 2019 consisted primarily of program specific costs comprised of CRO, drug supply and other study and manufacturing related costs of $30.2 million, personnel expenses of $9.2 million, share-based compensation expense of $5.4 million, and other R&D costs of $4.1 million, which primarily includes contractors, consultants, and information technology costs. Share-based compensation expense includes $1.8 million related to the accelerated vesting of certain equity awards as a result of a change in control in Myovant in connection with the closing of the transaction between Roivant and DSP (See Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
R&D expenses in the three months ended December 31, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $49.6 million, personnel expenses of $6.4 million, and share-based compensation expense of $1.8 million, of which less than $0.1 million was allocated to us by our former majority shareholder (see Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
R&D expenses decreased by $12.7 million, to $150.8 million, in the nine months ended December 31, 2019 compared to $163.6 million in the nine months ended December 31, 2018. R&D expenses in both periods primarily includes expenses related to our Phase 3 clinical programs, manufacturing expenses, as well as personnel-related expenses for employees engaged in R&D activities. R&D expenses for the nine months ended December 31, 2018 reflected a ramp up in relugolix Phase 3 study costs primarily related to study enrollment, whereas R&D expenses for the nine months ended December 31, 2019 reflect declining relugolix Phase 3 study costs as certain studies are in the process of winding down. The decrease in relugolix Phase 3 study costs were partially offset by increases in other R&D expenses related predominantly to our manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions for relugolix combination tablet and relugolix monotherapy tablet in multiple indications and jurisdictions, as well as increases in personnel expenses, share-based compensation expense, and other R&D expenses.
R&D expenses in the nine months ended December 31, 2019 consisted primarily of program specific costs comprised of CRO, drug supply and other study and manufacturing related costs of $106.6 million, personnel expenses of $24.3 million, share-based compensation expense of $11.6 million, and other R&D costs of $8.4 million, which primarily includes contractors, consultants, and information technology costs. Share-based compensation expense includes $1.8 million related to the accelerated vesting of certain equity awards.
R&D expenses in the nine months ended December 31, 2018 consisted primarily of CRO, clinical drug supply and other study-related costs of $137.2 million, personnel expenses of $16.3 million, share-based compensation expense of $5.2 million, of which $0.2 million was allocated to us by our former majority shareholder, and costs billed to us under the then existing Services Agreements with our former majority shareholder of $2.3 million, including unallocated personnel expenses and third-party pass-through costs associated with our clinical and other research programs.
General and Administrative Expenses
G&A expenses increased by $18.5 million, to $29.1 million, in the three months ended December 31, 2019 compared to $10.7 million in the three months ended December 31, 2018, primarily due to an increase in share-based compensation expense of $11.4 million, as well as increases in personnel-related expenses, professional service fees, expenses related to commercial operations activities in advance of potential future regulatory approvals of relugolix combination tablet and relugolix monotherapy tablet, other general overhead and administrative expenses to support our headcount growth and expanding operations and the assumption of activities previously provided by our former majority shareholder, partially offset by a reduction of costs billed to us under the then existing Services Agreements with our former majority shareholder as a result of our assumption of these activities by our own personnel and other third party service providers.
G&A expenses in the three months ended December 31, 2019 consisted primarily of share-based compensation expense of $14.4 million, personnel-related, commercial operations, and general overhead expenses of $11.9 million, professional service fees of $1.9 million, and rent and other facilities related costs of $0.8 million. Share-based compensation expense includes $10.2 million related to the accelerated vesting of certain equity awards as a result of a change in control in Myovant in connection with the closing of the transaction between Roivant and DSP (See Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

G&A expenses in the three months ended December 31, 2018 consisted primarily of personnel-related and general overhead expenses of $5.8 million, share-based compensation expense of $3.0 million, of which $0.1 million was allocated to us by our former majority shareholder, professional service fees of $1.0 million, rent and other facilities related costs of $0.5 million, and costs of $0.4 million billed to us under the then existing Services Agreements with our former majority shareholder, including personnel expenses, overhead allocations and third-party pass-through costs.
G&A expenses increased by $30.2 million, to $59.9 million, in the nine months ended December 31, 2019 compared to $29.7 million in the nine months ended December 31, 2018, primarily due to an increase in personnel-related expenses, share-based compensation, professional service fees, expenses related to commercial operations activities in advance of potential future regulatory approvals of relugolix combination tablet and relugolix monotherapy tablet, other general overhead and administrative expenses to support our headcount growth and expanding operations and the assumption of activities previously provided by our former majority shareholder, partially offset by a reduction of costs billed to us under the then existing Services Agreements with our former majority shareholder as a result of our assumption of these activities by our own personnel and other third party service providers.
G&A expenses in the nine months ended December 31, 2019 consisted primarily of personnel-related, commercial operations, and general overhead expenses of $30.5 million, share-based compensation expense of $22.6 million, professional service fees of $4.4 million, and rent and other facilities related costs of $1.9 million. Share-based compensation expense includes $10.2 million related to the accelerated vesting of certain equity awards.
G&A expenses in the nine months ended December 31, 2018 consisted primarily of personnel-related and general overhead expenses of $14.6 million, share-based compensation expense of $8.5 million, of which $0.3 million was allocated to us by our former majority shareholder, costs of $2.3 million billed to us under the then existing Services Agreements with our former majority shareholder, including personnel expenses, overhead allocations and third-party pass-through costs, professional service fees of $2.7 million, and rent and other facilities related costs of $1.6 million.
Interest Expense
Interest expense was $3.6 million and $1.6 million for the three months ended December 31, 2019 and 2018, respectively, and $11.2 million and $4.8 million for the nine months ended December 31, 2019 and 2018, respectively. The increase was primarily the result of higher outstanding debt balances under our financing arrangements with NovaQuest and Hercules during the three and nine months ended December 31, 2019 as compared to the prior year periods. On December 31, 2019, we repaid all outstanding obligations to NovaQuest and Hercules.
Interest Expense (Related Party)
Interest expense (related party) was less than $0.1 million for the three and nine months ended December 31, 2019, and represents interest expense on our initial draw under the DSP Loan Agreement that we made on December 30, 2019. There were no such amounts in the comparable prior year periods. We expect our interest expense (related party) to increase in future periods as a result of expected draws under the DSP Loan Agreement, which we entered into on December 27, 2019.
Interest Income
Interest income was $0.6 million and $2.3 million for the three and nine months ended December 31, 2019, respectively. There was no interest income for the three and nine months ended December 31, 2018. During the three and nine months ended December 31, 2019, we invested a portion of our cash in a combination of money market funds, commercial paper, and short-term corporate bonds. There were no such investments in the comparable prior year periods.
Loss on Extinguishment of Debt
In the three and nine months ended December 31, 2019, we incurred a $4.9 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs and debt discounts, prepayment penalties and early redemption fees in connection with the repayment of outstanding obligations to NovaQuest and Hercules. There were no such amounts in the comparable prior year periods.
Other (Income) Expense, net
Other (income) expense, net consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities. The impact of foreign exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. For the three months ended December 31, 2019, we recorded a foreign exchange gain of $0.6 million, and for the three months ended December 31, 2018, we recorded a foreign exchange gain of $0.1 million. For the nine months ended December 31, 2019, we recorded a foreign exchange gain of $1.2 million, and for the nine months ended December 31, 2018, we recorded a foreign exchange loss of $0.1 million.

Income Tax Expense
Our income tax expense was $0.2 million and $0.0 million for the three months ended December 31, 2019 and 2018, respectively, and $0.7 million and $0.2 million for the nine months ended December 31, 2019 and 2018, respectively. Our effective tax rate for the three months ended December 31, 2019 and 2018 was (0.22)% and 0.00%, respectively, and (0.31)% and (0.12)% for the nine months ended December 31, 2019 and 2018, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares and from debt financing arrangements. As of December 31, 2019, we had $98.9 million of cash, cash equivalents, and marketable securities available to us, as compared to $156.1 million of cash and cash equivalents available to us as of March 31, 2019.
As of December 31, 2019, we had $286.3 million of borrowing capacity available to us under the DSP Loan Agreement. Additional funds may be drawn down by us no more than once any calendar quarter, subject to certain terms and conditions, including consent of our board of directors. Additional information about the DSP Loan Agreement is included below in the section titled, “Contractual Obligations—Loan Agreement with Sumitomo Dainippon Pharma Co., Ltd.”
As of December 31, 2019, we had approximately $10.4 million of capacity available to us under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
For the three months ended December 31, 2019 and 2018, we had net losses of $85.6 million and $70.6 million, respectively, and for the nine months ended December 31, 2019 and 2018, we had net losses of $224.1 million and $198.5 million, respectively. As of December 31, 2019, we had an accumulated deficit of $726.1 million.
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. We have not generated any revenue to date and do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. Our operating losses and negative operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical studies, anticipated regulatory filings, pre-commercialization efforts, and our expenditures on other R&D and G&A activities.
We anticipate that our capital requirements will be significant as we:

•
submit our NDA for relugolix combination tablet for the treatment of heavy menstrual bleeding associated with uterine fibroids, advance our Phase 3 program for pain associated with endometriosis and submit our NDA for relugolix monotherapy tablet for advanced prostate cancer;

•	expand our chemistry, manufacturing, and control and other manufacturing related activities;

•	seek to identify, acquire, develop, and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, quality, and administrative personnel;

•	add operational, accounting, finance, quality, commercial, and management information systems and personnel;

•	seek regulatory approvals for any product candidates that successfully complete clinical studies;

•	establish a medical affairs group with a medical scientific liaison team;

•
establish a sales, marketing, and distribution infrastructure and increase the scale of our external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•	service our debt obligations and associated interest payments; and

•	operate as a public company.
Our primary use of cash has been to fund the development of relugolix combination therapy, relugolix monotherapy, and MVT-602. We expect our operating expenses to continue to increase over the near term as we expand our operations to continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. In addition, we expect that our outstanding debt levels will increase in future periods, which will result in an increase in our quarterly interest payment obligations.

Based on our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ending March 31, 2020. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our current cash, cash equivalents and marketable securities will not be sufficient to enable us to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. We anticipate that we will continue to incur net losses and negative operating cash flows for the foreseeable future.
To continue as a going concern, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including through financing activities in public or private capital markets. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. Although we expect to draw under the DSP Loan Agreement on a quarterly basis, such draws are contingent upon the consent of our board of directors. If DSP fails to own at least a majority of our common shares, we would not be able to continue to borrow additional amounts under the DSP Loan Agreement. ASC 240-40, Going Concern, does not allow us to consider future financing activities that are uncertain in our assessment of our future cash burn for the purpose of our liquidity assessment. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back, or discontinue operations.
Until such time, if ever, as we can generate substantial revenue from sales of relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or any future product candidate, we expect to finance our operations through a combination of cash, cash equivalents, and marketable securities currently on hand, equity offerings, debt financings, structured transactions such as royalty financings, collaboration, license or development agreements, or other collaborations, as well as quarterly draws under the DSP Loan Agreement, subject to the consent of our board of directors. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. The DSP Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, raising capital through equity offerings, making capital expenditures or declaring dividends.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(201,943)	$(170,980)
Net cash used in investing activities	$(16,460)	$(718)
Net cash provided by financing activities	$145,651	$246,677
Operating Activities
For the nine months ended December 31, 2019, we used $201.9 million in operating activities primarily due to our ongoing development and clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet, and the expansion of our company. This was primarily attributable to a net loss for the period of $224.1 million and decreases of $8.4 million in accrued expenses resulting primarily from a decrease in accrued R&D expenses and $4.4 million in accounts payable due to the timing of vendor invoice payments as well as decreases of $2.3 million and $1.1 million in deferred interest payable and interest payable, respectively, related to our previously outstanding debt which was repaid in full on December 31, 2019. These amounts were partially offset by $34.2 million of non-cash share-based compensation expense including $12.0 million related to the accelerated vesting of certain equity awards as a result of the change in control in Myovant in connection with the closing of the transaction between Roivant and DSP and the remainder as a result of an increase in headcount, $2.7 million of total depreciation and amortization expense, and a $4.9 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs and debt discounts, prepayment penalties and early redemption fees in connection with the repayment of outstanding obligations to NovaQuest and Hercules on December 31, 2019.

For the nine months ended December 31, 2018, we used $171.0 million in operating activities primarily due to our ongoing development and clinical studies for relugolix and MVT-602. This was primarily attributable to a net loss for the period of $198.5 million along with an increase of $7.2 million in prepaid expenses and other current assets and a decrease of $1.9 million in amounts due to our former majority shareholder and its subsidiaries. These amounts were partially offset by an increase in accrued expenses of $18.1 million and an increase in accounts payable of $0.9 million which were primarily due to the progress of our ongoing Phase 3 clinical studies of relugolix, $13.8 million of non-cash share-based compensation expense as a result of an increase in headcount, and $1.7 million of total depreciation and amortization expense.
Investing Activities
For the nine months ended December 31, 2019, we used $16.5 million in investing activities, of which $32.1 million was for the purchase of marketable securities and $0.8 million was for the purchase of property and equipment. These amounts were partially offset by proceeds of $16.4 million from the maturities of marketable securities.
For the nine months ended December 31, 2018, we used $0.7 million in investing activities, all for the purchase of property and equipment.
Financing Activities
For the nine months ended December 31, 2019, $145.7 million was provided by financing activities. This was primarily due to the net proceeds of $134.5 million we received from the issuance and sale of 17,424,243 common shares in our underwritten public equity offering (including the exercise of the underwriters’ option to purchase additional shares), proceeds of $113.7 million borrowed under the DSP Loan Agreement, and net proceeds of $2.5 million we received from the sale of 106,494 common shares through our “at-the-market” equity offering program. In addition, we received proceeds of $0.7 million from the exercise of stock options under our 2016 Equity Incentive Plan. These amounts were partially offset by the repayment of our financing obligations and redemption fees to NovaQuest and Hercules, including payments to NovaQuest of $60.0 million for repayment of principal, an early redemption fee of $2.4 million, and an annual debt administration fee of $0.3 million, and payments to Hercules of $40.0 million for repayment of principal, a prepayment penalty of $0.4 million, and an end of term charge of $2.6 million.
For the nine months ended December 31, 2018, $246.7 million was provided by financing activities. This was primarily due to the net proceeds of $74.4 million we received from the issuance and sale of 3,533,399 common shares in our underwritten public equity offering (including the partial exercise of the underwriters’ option to purchase additional shares), $57.3 million we received from the sale of 2,767,129 common shares through our “at-the-market” equity offering program, proceeds of $22.5 million we received from the sale of 1,110,015 common shares to our former majority shareholder in a private placement, net proceeds from debt financings with NovaQuest of $54.0 million, and net proceeds of $38.0 million from the issuance and sale of 2,286,284 common shares to NovaQuest. In addition, we received proceeds of $0.8 million from the exercise of stock options under our 2016 Equity Incentive Plan and paid an annual debt administration fee of $0.3 million to NovaQuest.
Contractual Obligations
During the nine months ended December 31, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2019, except as indicated below.
Sublease Agreement
During October 2019, we entered into a Sublease Agreement, or sublease, for 20,116 square feet of office space within the same building as our current corporate office space located in Brisbane, California. The sublease term expires in February of 2024, with total expected minimum payments over the sublease term of approximately $3.7 million. The sublease required us to deliver an irrevocable standby letter of credit to the sublessor for the duration of the lease in the amount of $0.2 million.
Loan Agreement with Sumitomo Dainippon Pharma Co., Ltd.
On December 27, 2019, we and our subsidiary, MSG, entered into the DSP Loan Agreement. Pursuant to the DSP Loan Agreement, DSP agreed to make revolving loans to us in an aggregate principal amount of up to $400.0 million. On December 30, 2019, we borrowed $113.7 million under the DSP Loan Agreement, the proceeds of which were used to repay all outstanding obligations of us and our subsidiaries to Hercules and NovaQuest and to satisfy certain other fees and expenses. Additional funds may be drawn down by us no more than once any calendar quarter, subject to certain terms and conditions, including consent of our board of directors. If DSP fails to own at least a majority of our common shares, we would not be able to continue to borrow additional amounts under the DSP Loan Agreement.
Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the DSP Loan Agreement. Loans under the DSP Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior notice. As of December 31, 2019, approximately $286.3 million of borrowing capacity remains available to us, subject to the terms of the DSP Loan Agreement.

Loans under the DSP Loan Agreement bear interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. The interest rate under the DSP Loan Agreement was 4.96% as of December 31, 2019. Our obligations under the DSP Loan Agreement are fully and unconditionally guaranteed by us and our subsidiaries. The loans and other obligations are senior unsecured obligations of Myovant, MSG, and subsidiary guarantees.
The DSP Loan Agreement includes customary representations and warranties and affirmative and negative covenants. The DSP Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period, cross acceleration to certain other debt, failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries, and certain breaches by us under the Investor Rights Agreement. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, DSP may terminate its obligations to make loans to us and declare the principal amount of loans to become immediately due and payable, and DSP may take such other actions as set forth in the DSP Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of DSP to make loans to us would automatically terminate and the principal amount of the loans would automatically become due and payable. In addition, if it becomes unlawful for DSP to maintain the loans under the DSP Loan Agreement or within 30 days of a change of control with respect to our company, we would be required to repay the outstanding principal amount of the loans.
Extinguishment of Debt
We repaid all of our obligations to NovaQuest and Hercules on December 31, 2019. See Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on 10-Q.
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
Our critical accounting policies are more fully described in “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 24, 2019. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report on Form 10-K, other than to leases upon the adoption of ASU 2016-02, Leases (Topic 842), as discussed below.

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
Our investment policy establishes guidelines for the investment of cash in a conservative and diversified investment portfolio which seeks to provide adequate liquidity for our operations while minimizing the loss of any principal. The securities permitted under our investment policy may be subject to market risk related to changes in interest rates and other market factors. We manage our sensitivity to these risks by investing in short-term, investment grade marketable securities. Due to the short-term duration of our investment portfolio, the limited amount of investments classified as marketable securities, and the low risk profile of our investments, we do not believe that a hypothetical 10% change in market rates would have a material impact on the realized value of our investments. As of December 31, 2019, we had cash, cash equivalents, and marketable securities of $98.9 million and as of March 31, 2019, we had cash and cash equivalents of $156.1 million.
We also have certain related party debt with DSP that bears interest at a 3-month LIBOR-based variable rate payable on the last day of each calendar quarter. The interest rate under the DSP Loan Agreement was 4.96% as of December 31, 2019. A hypothetical 10% change in this interest rate would have an approximate $0.6 million impact on our annual interest expense based upon the $113.7 million outstanding debt as of December 31, 2019. We do not believe we are currently exposed to any material market risk.
We do not believe that we have any material exposures to foreign currency rate fluctuations. Although we conduct some activities outside of the U.S., most of our transactions are denominated in U.S. dollars. For the nine months ended December 31, 2019, we recorded a foreign exchange gain of $1.2 million, and for the nine months ended December 31, 2018, we recorded a foreign exchange loss of $0.1 million. These amounts are included in other (income) expense, net on the unaudited condensed consolidated statements of operations.
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
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business, Financial Position and Capital Requirements
We believe our current cash, cash equivalents, marketable securities, and borrowing capacity under the Loan Agreement with Sumitomo Dainippon Pharma Co., Ltd. (“DSP”) will be sufficient to fund our business only for a limited amount of time.
As of December 31, 2019, we had approximately $98.9 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under our loan agreement with DSP (the “DSP Loan Agreement”) for which we can draw upon on a quarterly basis subject to certain terms and conditions, including the consent of our board of directors. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ending March 31, 2020. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. We anticipate that we will continue to incur net losses and negative operating cash flows for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Quarterly Report on Form 10-Q. We may be required to delay, limit, reduce, or terminate our drug development programs, commercialization efforts, and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.
We will require substantial additional capital to fund our operations, and if we fail to obtain necessary funding, we may not be able to complete the development of, seek regulatory approval for, and commercialize our product candidates.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. These expenditures will include costs associated with the Takeda License Agreement, pursuant to which we are obligated to cover substantial development costs of our product candidates and make royalty payments in connection with the net sales of resulting products, if any. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our planned and ongoing clinical studies for our candidate products;

•	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our products or any future product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

On December 27, 2019, we and our subsidiary, Myovant Sciences GmbH, or MSG, entered into a loan agreement with DSP, or the DSP Loan Agreement, pursuant to which DSP agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. On December 30, 2019, we borrowed $113.7 million under the DSP Loan Agreement to repay our and our subsidiaries’ outstanding obligations under the loan and security agreement with Hercules Capital Inc. and the securities purchase agreement with NovaQuest Pharma Opportunities Fund IV, L.P. and the other purchasers party thereto and to pay for certain other costs and expenses. We may draw down additional funds under the DSP Loan Agreement no more than once any calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. Our current cash, cash equivalents, marketable securities, and amounts available to us under the DSP Loan Agreement will not be sufficient for us to complete all necessary development and regulatory activities and commercially launch our product candidates. Accordingly, we will need to obtain substantial further funding through other public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources. We cannot be certain that additional capital will be available to us on acceptable terms, or at all. Even if additional capital is available to us, under the terms of the DSP Loan Agreement, we may not raise additional capital without obtaining the consent of DSP. In addition, if DSP fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for DSP to fund loans to us, in which case we would not be able to continue to borrow under the DSP Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the DSP Loan Agreement. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development and commercialization efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs and commercialization efforts.
Raising additional funds by issuing equity securities may cause dilution to existing shareholders; raising additional funds through new debt financings may involve additional restrictive covenants, and raising funds through collaboration or licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
Until such time, if ever, that we can generate substantial revenue, we expect to finance our operations through a combination of cash, cash equivalents, the marketable securities currently on hand, equity offerings, debt financings, and other structured transactions, such as royalty financings, collaboration or license and development agreements or other collaborations as well as quarterly draws under the DSP Loan Agreement. To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. The DSP Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.
We have a limited operating history and no history of commercializing products, which may make it difficult to evaluate our business and prospects.
We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2016, and our operations to date have been limited to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing the clinical development of our product candidates, and preparing for potential future regulatory approvals and commercialization of our product candidates. Certain of our Phase 3 clinical studies are still ongoing and we have not yet demonstrated an ability to obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties in achieving our business objectives. If our product candidates are approved by the FDA, we will need to expand our capabilities to support commercial activities and we may not be successful in adding such capabilities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval, and commercializing pharmaceutical products.

We have incurred significant operating losses and negative operating cash flows since our inception and expect to continue to incur significant operating losses and negative operating cash flows; and we have not generated any revenue from any commercial products and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have focused most of our efforts on research and development and have incurred significant operating losses and negative operating cash flows. Our net loss was $224.1 million and $198.5 million for the nine months ended December 31, 2019 and 2018, respectively, and, as of December 31, 2019, we had an accumulated deficit of $726.1 million.
We expect to continue to incur significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of our product candidates. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our results of operations, financial position and working capital. If we obtain regulatory approval for our product candidates, we expect to incur increased sales, marketing and manufacturing expenses.
We have not obtained marketing approval for our product candidates anywhere in the world, and we may never receive such approval. We have not previously submitted an application for approval or obtained FDA approval for any product and the FDA may not accept our NDAs for submission. Even if accepted for submission, any NDA may be subject to advisory committee input, which may be unfavorable to approval and may adversely impact our common share price. The FDA may extend or be unable to meet its Prescription Drug User Fee Act (PDUFA) goal date for completion of review of an NDA, and may issue a complete response letter, rather than an approval.
As a result, we have never generated any revenue. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals for, and have our product candidates manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize our product candidates. Even if we successfully obtain regulatory approvals to market our product candidates, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates and whether we own the commercial rights for those territories. For example, AbbVie launched ORILISSA™, an oral GnRH receptor antagonist, for the management of moderate to severe pain associated with endometriosis in August 2018 after receiving FDA approval as monotherapy (150 mg once a day or 200 mg twice a day). In the third quarter of 2019, AbbVie also announced its submission of an NDA to the FDA for elagolix (300 mg twice a day) in combination with estradiol and norethindrone acetate, for the management of heavy menstrual bleeding associated with uterine fibroids in women. The launch and commercialization of ORILISSA™ or other competing drugs may limit the revenue from relugolix. If the indication or label approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, or if we are unable to obtain a favorable price for our product candidates, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.
We are heavily dependent on the success of relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy tablet (relugolix 120 mg) for men with advanced prostate cancer, and MVT-602, which are still under clinical development. If relugolix combination tablet, relugolix monotherapy tablet or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business will be harmed.
We are a clinical-stage biopharmaceutical company with no products approved for commercial sale. We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates, relugolix combination tablet, relugolix monotherapy tablet, and MVT-602. Our business and our ability to generate revenue depends heavily on the successful clinical development, regulatory approval and commercialization of these product candidates, which may never occur. We currently generate no revenue from sales of any product and have never received regulatory approval for any indication for our product candidates and may never be able to develop or commercialize a marketable product. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We are not permitted to market our product candidates in the U.S. until we receive approval of NDAs or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries.

Obtaining approval of an NDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates. See the Risk Factor titled “The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.” In addition, we will incur additional expense in 2020 with the anticipated submission of two NDAs to the FDA, including the fees associated with NDA and foreign equivalent submissions. As an organization, we have never submitted an NDA, had the FDA accept an NDA for submission, or obtained FDA approval of an NDA, and the process of responding to the FDA information requests in the review process, potentially preparing for and appearing at a public advisory committee and preparing our manufacturers and investigators to successfully complete inspection by the FDA during the approval process will requiring significant human and financial resources in 2020 and beyond. We may receive a refusal-to-file letter or complete response letter for any of our NDAs and may not be successful in obtaining FDA approval of any product candidate.
Even if we receive regulatory approval for our product candidates, our ability to generate revenues from our product candidates will depend upon our ability to:

•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;

•	establish effective sales, marketing, and distribution systems in jurisdictions around the world for our product candidates;

•
initiate and continue relationships with Takeda and/or other third-party manufacturers and have adequate commercial quantities of our product candidates manufactured at acceptable cost and quality levels;

•	attract and retain experienced management, employees and consultants;

•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;

•	launch commercial sales of our products, whether alone or in collaboration with others;

•	establish the safety and efficacy of our product candidates in comparison to competing products, including through differentiated approved labeling; and

•	maintain, expand, and protect our intellectual property rights.
If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment in us may be adversely affected.
If we are unable to obtain regulatory approvals for a single-tablet fixed-dose combination version of relugolix with low-dose estradiol and a progestin (relugolix combination tablet) for our women’s health indications, its potential commercial opportunity and competitive advantage could be limited.
GnRH receptor antagonists, like relugolix, when taken alone, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flash or vasomotor symptoms, may be mitigated by the co-administration of relugolix in combination with low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy was to formulate a single-tablet fixed-dose combination of relugolix with low-dose estradiol and a progestin (relugolix combination tablet) to maintain bone health and mitigate side effects of a low-estrogen state such as vasomotor symptoms, and to facilitate patient convenience and compliance. We have conducted a bioequivalence study to demonstrate the bioequivalence of the relugolix combination tablet with the co-administered regimen used in the LIBERTY clinical program (one relugolix 40 mg tablet and one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). The relugolix combination tablet met FDA bioequivalence criteria. In December 2019, we also successfully completed the one-year stability studies that are required by the FDA. If the FDA concludes that the data from these studies are insufficient to support regulatory approvals, we may be required to conduct further studies and we could face delays and increased expenses associated with our development programs and our commercial opportunity could be limited. If we are not able to obtain required regulatory approvals for the relugolix combination tablet or if our competitors develop a fixed-dose combination with hormonal therapy before we do, we would be at a competitive disadvantage and this could limit our commercial opportunity.

The terms of the DSP Loan Agreement place restrictions on our operating and financial flexibility.
In December 2019, we, MSG and DSP entered into the DSP Loan Agreement. Our obligations under the DSP Loan Agreement are senior unsecured obligations including customary representations and warranties as well as and affirmative and negative covenants, that are guaranteed on a full and unconditional basis by all our subsidiaries.
The negative covenants include limitations on additional indebtedness, liens, certain corporate changes, certain restricted payments, investments transactions with affiliates, entry into certain restrictive agreements, change in the nature of business, and use of proceeds. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
Additionally, the DSP Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties and certain covenants following any applicable cure period, cross acceleration to certain debt, other failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, certain breaches by us under the Investor Rights Agreement and failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, DSP may terminate its obligations to make loans to us and declare the principal amount of all outstanding loans and other obligations under the DSP Loan Agreement to become immediately due and payable, and DSP may take such other actions as set forth in the DSP Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of DSP to make loans to us would automatically terminate and the principal amount of all outstanding loans and other obligations due under the DSP Loan Agreement would automatically become due and payable. In addition, if it becomes unlawful for DSP to maintain the loans under the DSP Loan Agreement, we would be required to repay the outstanding principal amount of the loans and if a change of control occurs with respect to us, we would be required to repay the outstanding principal amount of the loans within 30 days of such change of control. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.  Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under the DSP Loan Agreement is calculated based on LIBOR and, when this occurs, we may need to agree with DSP to a new method of calculating the interest rate under the DSP Loan Agreement, which we may not be able to do. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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

We rely on agreements with Takeda to provide rights to the core intellectual property relating to our existing product candidates and to supply us with clinical trial and commercial material to support development and potential commercialization of relugolix. Any termination or loss of significant rights under those agreements would adversely affect our development or commercialization of relugolix.
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited, or Takeda Limited, entered into an agreement for the manufacture and clinical supply of relugolix, or the Takeda Clinical Supply Agreement. Under the Takeda Clinical Supply Agreement, Takeda Limited is supplying us, and we are obtaining from Takeda Limited, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda, or the Takeda Commercial Supply Agreement, pursuant to which Takeda will manufacture and supply us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. If Takeda fails to fulfill its obligations to manufacture and supply clinical and/or commercial quantities of relugolix, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
Our future success depends on our ability to attract and retain key personnel.
We expect to hire additional employees for our managerial team and other teams supporting G&A, commercial, clinical, medical affairs, operations and other functions. The market for talent in our industry is very competitive. Many of the other pharmaceutical companies we compete against for qualified personnel and consultants have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. In addition, our current majority shareholder is a subsidiary of DSP which is a foreign investor. Having a majority foreign investor and the volatility or decrease in the market price of our common shares may make the attraction and retention of personnel more challenging. Due to these reasons, we may not be able to attract or retain qualified personnel.
In addition, our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team and key employees. Our senior management and key employees may terminate their positions with us at any time. In addition, we do not maintain “key person” insurance for any of our executives or other employees. If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategies could be seriously harmed. Replacing these individuals may be difficult, cause disruption, and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize products successfully. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital, our ability to commercialize our product candidates if we obtain regulatory approvals, and our ability to implement our business strategies.
We plan to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
We expect to expand our organization and hire additional employees. Our management is expected to have increasing responsibilities to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors which may divert a disproportionate amount of its time and attention away from our day-to-day activities. The expected growth may also require significant capital expenditures and divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be adversely affected, and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to complete clinical development, obtain regulatory approval, and commercialize our product candidates or any potential future product candidate may be adversely affected.
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

See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.,” and “If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical studies, creating fraudulent data in our nonclinical studies or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred.
If our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors, or those of our affiliates, are found to be in violation of any such regulatory or legal standards or requirements, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, suspension or delay in our clinical studies, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished future earnings and profits, additional reporting requirements, and regulatory oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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

•
business interruptions resulting from geopolitical actions, economic instability, or natural disasters, including, but not limited to, wars and terrorism, political unrest, outbreak of disease (such as the outbreak of the virus known as the coronavirus in 2020), earthquakes, boycotts, curtailment of trade, and other business restrictions;

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
Our computer systems, as well as those of our contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our information systems or unauthorized persons, could cause interruptions in our operations and result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of any current or future product candidate could be delayed.
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
The withdrawal of the United Kingdom (the “U.K.”) from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.
On January 31, 2020, the U.K. withdrew from withdrew from the EU. The U.K.’s withdrawal from the EU is commonly referred to as Brexit. Under the Withdrawal Agreement, the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiration of the Transition Period.
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit following the Transition Period could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency (known as the “EMA”) relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including certain of our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of certain of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles.
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
We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.
The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical study data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical studies and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear whether, post Brexit, the U.K. will enact data protection legislation equivalent to the GDPR and how data transfers to and from the U.K. will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
The failure to successfully implement an enterprise resource planning system could adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.
We have implemented and continue to optimize a company-wide enterprise resource planning, or ERP, system to upgrade certain existing business, operational, and finance processes and to ensure our operations are adequately scalable in support of our anticipated commercial launches. ERP implementations are complex and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources.

Any disruptions, delays, or deficiencies in the design or the ongoing maintenance and optimization of the new ERP system could adversely affect our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected and could cause us to fail to comply with the U.S. Securities and Exchange Commission, or the SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting, and could result in the issuance of an adverse opinion on the effectiveness of internal control over financial reporting by our independent registered public accounting firm. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business following the implementation of the ERP system, our business and results of operations could be harmed.
Potential product liability lawsuits against us could cause us to incur substantial liabilities and could impact ongoing and planned clinical studies as well as limit commercialization of any products that we may develop.
The use of any of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by regulatory or governmental agencies, consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	withdrawal of participants from our clinical studies;

•	significant costs to defend related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize our products or any future product candidates;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	decreased demand for our products or any future product candidate, if approved for commercial sale; and

•	loss of revenue.
The product liability and clinical study insurance we currently carry, and any additional product liability and clinical study insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our common share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
Legislation enacted in Bermuda in response to the EU’s review of harmful tax competition could be harmful to our business.
During 2017, the EU’s Economic and Financial Affairs Council, or ECOFIN, released a list of noncooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. In an effort to remain off this list, Bermuda committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted legislation that requires certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. As we are tax resident in the U.K., we believe that we are excluded from the requirement to satisfy substance requirements in Bermuda. If we were in future required to satisfy economic substance requirements in Bermuda but failed to do so, we could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.

Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical studies are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. The results of previous clinical studies may not be predictive of future results, and interim or top-line data may be subject to change or qualification based on the complete analysis of data.
Any product candidates will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with certainty if or when we might submit an NDA for regulatory approval for relugolix combination therapy, relugolix monotherapy or MVT-602 in any indication or whether any such application will be approved by the relevant regulatory authorities. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of relugolix combination therapy, relugolix monotherapy or MVT-602, which may delay the approval of an NDA or similar application. The clinical study process is also very time-consuming. Failures can occur at any stage of clinical studies, and we could encounter problems that cause us to abandon or repeat clinical studies. In addition, results from clinical studies may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Further, product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical studies. For example, product candidates may not meet the criteria for success for their primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, statistical powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in or the discontinuation of advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Likewise, we may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.
Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Positive results from any of our clinical studies of relugolix combination therapy, relugolix monotherapy and MVT-602 may not be predictive of the results of any of our other ongoing and potential future clinical studies, and there can be no assurance that the results of studies conducted by third parties will be viewed favorably or are indicative of our own future study results. Product candidates in clinical studies, including Phase 3 clinical studies, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Even where we achieve positive results in clinical studies, subsequent clinical studies may fail, even if those subsequent studies are designed similarly to their predecessors.
The commencement and completion of clinical studies may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	lack of effectiveness during clinical studies;

•	identification of dosing issues;

•
inability to reach agreement on acceptable terms with prospective CROs and/or clinical study sites, the terms of which can be subject to extensive negotiations and may vary significantly among different CROs and trial sites;

•	slower than expected rates of patient recruitment and enrollment or failure to recruit suitable patients to participate in a trial;

•	failure to open a sufficient number of clinical study sites;

•	unanticipated impact from changes in or modifications to clinical study design;

•	inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols;

•	premature discontinuation of study participants from clinical studies or missing data;

•
failure to manufacture or release sufficient quantities of relugolix, MVT-602, estradiol, progestin or placebo or failure to obtain sufficient quantities of concomitant medication, that in each case meet our quality standards, for use in clinical studies;

•	inability to monitor patients adequately during or after treatment; or

•	inappropriate unblinding of study results.

Further, we, the FDA or an institutional review board, or IRB, or other regulatory authority may suspend our clinical studies at any time if it appears that we or our collaborators are failing to conduct a clinical study in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practice, or cGCP, or cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application, or IND, or other submissions or the manner in which the clinical studies are conducted. Therefore, we cannot predict with any certainty the timing for commencement or completion of current or future clinical studies. If we experience delays in the commencement or completion of our clinical studies, or if we terminate a clinical study prior to completion, the commercial prospects of relugolix combination therapy, relugolix monotherapy or MVT-602 could be harmed, and our ability to generate product revenue from relugolix combination therapy, relugolix monotherapy or MVT-602 may be delayed. In addition, any delays in our clinical studies could increase our costs, cause a decline in our common share price, slow down the regulatory approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.
Moreover, principal investigators for our clinical studies may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical study site and the utility of the clinical study itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
In addition, prior to our acquisition of worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of relugolix or MVT-602. We are dependent on Takeda having conducted such research and development in accordance with the applicable protocols, legal, regulatory, and scientific standards, having accurately reported the results of all clinical studies and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these studies and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to any of such non-clinical or clinical work could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.
Recruitment, enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical studies on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical studies. Enrollment in our clinical studies may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical studies will drop out of the studies before completion. Furthermore, any negative results we or Takeda may report in clinical studies of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical studies of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment, enrollment, or retention in our clinical studies. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical studies, delaying or potentially preventing us from completing clinical studies. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.

The results of our clinical studies may not support our proposed claims for relugolix combination therapy, relugolix monotherapy or MVT-602.
Even if our clinical studies are completed as planned, we cannot be certain that their results will support the efficacy or safety of relugolix combination therapy, relugolix monotherapy or MVT-602. Success in nonclinical testing and early clinical studies does not ensure that later clinical studies will be successful, and we cannot be sure that the results of later clinical studies will replicate the results of prior clinical studies and nonclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical study as a whole will be successful. In addition, the FDA may not agree that clinical study results are sufficient for approval for any product candidate, or even if approved, may not support a label that is capable of competing with existing treatments. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after having achieved promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. The results of nonclinical and early clinical studies of our product candidates may not be predictive of the results of later-stage nonclinical studies or clinical studies. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical studies. A future failure of a clinical study to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical studies will delay the submission of our NDAs to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize relugolix combination therapy, relugolix monotherapy and MVT-602 and generate product revenue.
Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.
Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and announced that it had obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. Favorable announcements by Takeda do not guarantee that the results of our clinical studies will also be favorable as the designs of our Phase 3 clinical studies differ from those of Takeda. Further, if clinical study or post marketing adverse events regarding Relumina® are reported, or subsequent announcements by Takeda regarding relugolix are unfavorable, it could negatively impact our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. Additionally, the Phase 3 data from the Takeda studies of Relumina® will be available to us, and may be used to support our submissions to relevant regulatory authorities. We cannot provide assurance that the FDA will allow us to use the data from Takeda’s clinical studies in support of any NDA that we may submit, and such data may be interpreted differently by the FDA and provide contradictory evidence in support of FDA’s evaluation. If the FDA does not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
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
We are aware of several companies that are developing and commercializing drugs that would compete against relugolix for the treatment of heavy menstrual bleeding associated with uterine fibroids, pain associated with endometriosis, and/or advanced prostate cancer and against MVT-602 for the treatment of female infertility as part of assisted reproduction. Many of our current and potential future competitors have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in our clinical studies, because some patients who might have opted to enroll in our studies may instead opt to enroll in a trial being conducted by one of our competitors or opt to take an approved product.
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

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of uterine fibroids, endometriosis, or advanced prostate cancer, as well as infertility in women. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize medicines that are superior in safety and efficacy to other products in the market;

•	demonstrate through our clinical studies that relugolix combination therapy, relugolix monotherapy or MVT-602 are differentiated from existing and future therapies;

•	attract and retain qualified scientific, clinical, product development, and commercial personnel;

•	obtain patent or other proprietary protection for our medicines;

•	obtain required regulatory approvals;

•	competitively label and differentiate our products in, among other things, duration and scope of use, if approved by the FDA;

•	obtain market access, coverage and adequate reimbursement from third-party payors; and

•	successfully collaborate with pharmaceutical companies in the discovery, development, and commercialization of new medicines.
The availability and pricing of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.
Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make relugolix combination therapy, relugolix monotherapy or MVT-602 less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving the FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.
In addition, if the competing drugs that are mechanistically similar to our product candidates do not meet the expectations of the marketplace or have safety or efficacy issues, the market perception of our product candidates may be negatively affected, and the commercial performance of our product candidates may suffer.
If we are not able to obtain required regulatory approvals, we will not be able to commercialize relugolix combination therapy, relugolix monotherapy or MVT-602, and our ability to generate product revenue will be materially impaired.
Relugolix combination therapy, relugolix monotherapy and MVT-602 and the activities associated with their development and commercialization, including their design, research, testing, manufacture, formulations, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by similar regulatory authorities outside the U.S. Failure to obtain marketing approval for relugolix combination therapy, relugolix monotherapy and MVT-602 will prevent us from commercializing them.
We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that neither relugolix combination therapy, relugolix monotherapy, MVT-602 nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor Takeda, nor any future collaborator is permitted to market any of our product candidates in the U.S. or any other jurisdiction until regulatory approval of an NDA from the FDA or similar regulatory authorities outside of the U.S. is received.
The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions.
Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of relugolix combination therapy, relugolix monotherapy and MVT-602 for the specified indication. If the information from our completed clinical studies are insufficient to support regulatory approvals, we may have to complete ongoing or additional clinical studies. Further, because we are exploring the use of relugolix in combination with low-dose estradiol and a progestin as a longer-term therapy (i.e., greater than 6 months) for the treatment of heavy menstrual bleeding associated with uterine fibroids and for the treatment of pain associated with endometriosis, we expect to be required to submit data on a patient population followed for at least one year.

We rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue.
Relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
Adverse events associated with relugolix or MVT-602 could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical studies for relugolix combination therapy, relugolix monotherapy or MVT-602 or any future product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.
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

•	we may be required to recall a product;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may be required to conduct post-marketing studies or clinical studies;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or limit the duration of use;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we may be required to repeat a nonclinical study or clinical study or terminate a program, even if other studies or studies related to the program are ongoing or have been successfully completed;

•	we could be sued and held liable for harm caused to patients;

•	we could elect to discontinue the sale of our product;

•	the product may become less competitive; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing relugolix combination therapy, relugolix monotherapy or MVT-602.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical studies can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Even if we obtain regulatory approval for our product candidates, we will still face extensive regulatory requirements and our products may face future development risks and regulatory difficulties.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping, and cGCP requirements for any clinical studies that we conduct post-approval.
Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions-including in some cases, a boxed warning-be included in the product labeling. If relugolix combination therapy, relugolix monotherapy or MVT-602 receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.
Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA does not regulate the behavior of physicians in their choice of treatments and physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. However, the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if regulatory authorities believe that we are in violation of these restrictions, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S., and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorney Generals and other foreign regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including:

•	restrictions on the manufacture of such products;

•	restrictions on the labeling or marketing of such products;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical studies;

•	requirement of a REMS (or equivalent outside the U.S.);

•	Warning or Untitled Letters;

•	withdrawal or recall of the products from the market;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of such products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of relugolix combination therapy, relugolix monotherapy or MVT-602 or any future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.
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
Because we expect sales of relugolix combination therapy, relugolix monotherapy and MVT-602, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of these product candidates to obtain market acceptance would harm our business and could require us to seek additional financing.
If we are unable to establish sales, market access, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, if approved.
To market any product that may be approved, we must build our sales, market access, marketing, distribution, managerial, and certain other capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization. We are currently building our sales and marketing infrastructure; however, we currently do not have an established infrastructure for the sales, market access, marketing, or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. We expect to build a focused sales, market access, distribution, and marketing infrastructure to market our product candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, market access, marketing and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, generate sufficient sales, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and market access teams.

Any failure or delay in the development of our internal sales, market access, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization. For example, if the commercial launch of relugolix combination therapy, relugolix monotherapy or MVT-602, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel;

•	the inability of sales personnel to attain access to adequate numbers of physicians to prescribe any drugs;

•	the inability to negotiate with payors regarding reimbursement and formulary access for our products; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.
We may not have the resources in the foreseeable future to allocate to the sales, market access, marketing and distribution of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and such collaborator’s ability to successfully market and sell the products. We intend to pursue collaborative arrangements regarding the sales, market access, marketing and distribution of our product candidates, if approved, for certain markets overseas; however, it might be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms, or at all. We also will be competing with many other companies as we seek sales partners for our product candidates and we may not be able to compete successfully against those other companies. We cannot assure you that we will be able to establish or maintain such collaborative arrangements on terms favorable to us, or even if we are able to do so, that they will have effective sales forces. To the extent that we depend on third parties for sales, market access, marketing and distribution, the financial returns to us will depend on our future collaborators’ capabilities. If any such future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the sales, distribution and marketing of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected.
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
If we are unable to establish adequate sales, market access, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable. We will be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.
If either relugolix combination therapy, relugolix monotherapy or MVT-602 is approved for marketing outside of the U.S., we may enter into agreements with third parties to market these products in certain jurisdictions. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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
Also, see the Risk Factors titled “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.,” and “The withdrawal of the U.K. from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.” We have no prior experience in these countries, and many biopharmaceutical companies have found the process of marketing their products in foreign countries to be very challenging.
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

•
the federal false claims laws, including the federal civil False Claims Act which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit, among other things, individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, as well as state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price, and other harm to our business, financial condition, and results of operations. Defending against any such actions can be costly, time- consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Changes in legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize relugolix combination therapy, relugolix monotherapy or MVT-602 and affect the prices we may obtain.
In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of relugolix, combination therapy, relugolix monotherapy or MVT-602, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval.
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
There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The tax legislation enacted on December 22, 2017, titled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage, commonly known as the individual mandate.

In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.
On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.
In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and third-party CMOs. Under the Takeda Clinical Supply Agreement, Takeda is supplying us, and we are obtaining from Takeda, all of our requirements for relugolix drug substance and drug product to be used under our development plans for all indications. We expect that manufacturing support provided by Takeda will be sufficient for us to complete our ongoing Phase 3 programs for relugolix.
Takeda is no longer developing MVT-602. Additional process development and manufacturing would be required for us to complete further Phase 2 and Phase 3 clinical studies for MVT-602. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards.
Any significant delay in the supply of a product candidate, or the raw material components thereof, due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.

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
Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to manufacture relugolix combination therapy;

•	failure of the drug substance transferred from Takeda or our other CMOs to meet our product specifications and quality requirements;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including GMP and similar foreign standards;

•	deficient or improper record-keeping;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix combination therapy, relugolix monotherapy, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

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
Any of these events could also lead to clinical study delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our products, as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for the FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production.

We may not be able to obtain materials or supplies necessary to conduct clinical studies or to manufacture and sell any of our product candidates, if approved.
To sustain our business, we need access to sufficient quantities of our product candidates to satisfy our clinical study needs and to manufacture commercial inventories of our product candidates, if approved. If we are unable to purchase sufficient quantities of these materials or find suitable alternate materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture commercial products would be limited.
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any single suppliers for any of our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of materials from our suppliers was interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical studies. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake, equipment failure, or other difficulty, may negatively impact our development and commercialization efforts. If we were to encounter any of these difficulties, our ability to provide our products, if approved, and product candidates to patients would be jeopardized.
We are reliant on third parties to conduct, supervise, and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We currently do not have the ability to independently conduct nonclinical studies that comply with Good Laboratory Practice, or GLP, requirements. We also do not currently have the ability to independently conduct any clinical studies. We rely substantially on CROs and clinical study sites to ensure the proper and timely conduct of our clinical studies, and we have limited influence over their actual performance.
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
We and our CROs are required to comply with current GLP and GCP regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development, respectively. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators, and clinical study sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical studies, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical studies is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with current GCP requirements, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical studies before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical studies, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as the sponsor of those studies.

While we have agreements governing their activities, our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase, and our ability to generate revenue could be delayed.
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

Third party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development and commercialization of relugolix combination therapy, relugolix monotherapy, MVT-602, and any future product candidate.
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
Because we expect to rely on third parties to manufacture relugolix combination therapy, relugolix monotherapy, MVT-602, and any future product candidates, and we expect to collaborate with third parties on the development of relugolix, MVT-602, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint R&D programs that may require us to share trade secrets under the terms of our R&D partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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
Risks Related to Our Common Shares
We have agreements with Sumitovant Biopharma Ltd. (“Sumitovant”), our majority shareholder, and with Sumitovant’s parent, DSP, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or DSP will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and DSP, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to a loan agreement with DSP that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. Further, we are party to an investor rights agreement with Sumitovant and DSP that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and DSP, such as the ability of DSP to appoint directors on our board, to maintain their share ownership percentage in our company, and provide DSP with certain information and give them access to certain of our records. Sumitovant and DSP may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and DSP and its affiliates is subject to our related party transaction policy, which requires prior approval of such transaction by our Audit Committee. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant and DSP may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares.
An active trading market for our common shares may not be sustained.
Although our common shares are listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our common shares will continue to be sustained. In addition, as a result of a large proportion of our common shares being held by a small number of investors, including by Sumitovant, DSP’s subsidiary, trading in our common shares has been less liquid than the shares of companies with broader public active institutional investor ownership. If an active market for our common shares is not sustained, your ability to trade our common shares may be limited. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to significant fluctuations in response to a variety of factors, including the following:

•	inability to obtain additional funding, or investor perception that we may be unable to obtain additional funding or funding on desirable terms;

•	any delay in the commencement, enrollment, and ultimate completion of our clinical studies;

•	actual or anticipated results of clinical studies of relugolix combination therapy, relugolix monotherapy, MVT-602 or those of our competitors;

•
any delay in submitting an NDA or similar application for relugolix combination therapy, relugolix monotherapy, or MVT-602 and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of that NDA or similar application, as the case may be;

•	failure to successfully develop and commercialize relugolix combination therapy, relugolix monotherapy, MVT-602 or any future product candidate;

•	regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to relugolix combination therapy, relugolix monotherapy, MVT-602, or any future product candidate;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for relugolix combination therapy, relugolix monotherapy, MVT-602 or any future product candidate, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to maintain effective internal control over financial reporting;

•	failure to meet or exceed the estimates and projections of the investor community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	changes in estimates of financial results or investment recommendations by securities analysts;

•
significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	short sales of our common shares;

•
sales or purchases of a substantial number of our common shares in the public market, by any of our larger shareholders, or the perception in the market that the holders of a large number of our common shares intend to sell or purchase common shares;

•	sales or purchases of our common shares by our executive officers;

•	issuance of additional shares of our common shares, or the perception that such issuances may occur, including through our “at-the-market” equity offering program;

•	negative coverage in the media or analyst reports, whether accurate or not;

•	any changes in our relationship with DSP, or actions taken or omission of actions with respect to our loan agreement or investor rights agreement with DSP;

•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;

•	trading liquidity of our common shares;

•	investors’ general perception of our company, our business, and our majority shareholder;

•	general political, economic, industry, and market conditions;

•	effects of natural or man-made catastrophic events; and

•	the other factors described in this “Risk Factors” section.
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
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is currently restricted by the terms of the DSP Loan Agreement. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.
Future sales of our common shares, or the perception that such sales may occur, including through our “at-the-market” equity offering program, could depress our common share price, even if our business is doing well.
Sales of a substantial number of our common shares in the public market, or the perception by investors that our executive officers or significant shareholders intend to sell substantial amounts of our common shares in the public market, could depress the market price of our common shares even if our business is doing well. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities.
All of the common shares held by shareholders other than Sumitovant or our executive officers and directors, are freely transferable without restrictions or further registration under the Securities Act. If Sumitovant, or any of our executive officers or directors were to sell a substantial portion of our common shares, or if the market perceived that Sumitovant or any of our executive officers or directors intends to sell our common shares, it could negatively affect our common share price.
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
In April 2018, we entered into an “at-the-market” sales agreement with Cowen and Company, LLC, or Cowen pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $100.0 million through Cowen, acting as our agent. Through December 31, 2019, we have sold an aggregate of 4,076,623 common shares for aggregate net proceeds of approximately $86.6 million pursuant to this “at-the-market” equity offering program. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.

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

U.S. holders that own 10 percent or more of the vote or value of our common shares may suffer adverse tax consequences because we and our non-U.S. subsidiaries are expected to be characterized as “controlled foreign corporations,” or CFCs, under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended, or the Code.
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
We believe that we and our non-U.S. subsidiaries will be classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares.
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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. With respect to the taxable year that ended on March 31, 2019, we believe that we were not a PFIC; however, with respect to the current taxable year and foreseeable future taxable years, because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time, we cannot predict whether we will or will not be classified as a PFIC. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
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
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not applicable.
Item 5.         Other Information.
On February 6, 2020, the Compensation Committee of our Board approved an incentive bonus opportunity to the following executive officers: Lynn Seely, our Principal Executive Officer, Frank Karbe, our Principal Financial and Accounting Officer, Matthew Lang, our General Counsel and Corporate Secretary, Juan Camilo Arjona Ferreira, our Chief Medical Officer, and Kim Sablich, our Chief Commercial Officer (each, an “executive officer”).
The amount of the incentive bonus opportunity to be awarded to each executive officer will be equal to his or her respective base salary for the fiscal year ending on March 31, 2021 and will be paid in two equal installments within 30 days following December 31, 2020 and July 31, 2021 (each, a “Retention Date”), subject to performance by the executive officer at a satisfactory level, as determined by our company in its sole discretion and the executive officer remaining actively employed with us through the end of the associated Retention Date.
If an executive officer’s employment is involuntarily terminated by us without cause solely as part of a restructuring or reduction in force, or if his or her employment is terminated due to death, before the associated Retention Date, the applicable installment of the incentive bonus will be pro-rated and will be made within 30 calendar days after his or her termination date. However, if before the applicable Retention Date, (i) the executive officer is involuntarily terminated for any other reason, including without cause, (ii) the executive officer voluntarily ends his or her employment, (iii) the executive officer’s employment is terminated for cause or due to disability, or (iv) the executive officer violates any of the terms of a letter agreement that provides for the incentive bonus opportunity, any unpaid portions of the incentive bonus will not vest and will be forfeited.

Item 6.   Exhibits.

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3†	Fifth Amended and Restated Bye-laws.
10.1†	Letter Agreement, dated October 31, 2019, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.
10.2†	Loan Agreement, dated as of December 27, 2019, by and among Sumitomo Dainippon Pharma Co., Ltd., as the Lender, the Registrant, as the Parent, and Myovant Sciences GmbH, as the Borrower.
10.3†	Investor Rights Agreement, dated as of December 27, 2019, by and among the Registrant, Sumitovant Biopharma Ltd. and Sumitomo Dainippon Pharma Co., Ltd.
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

 Date: February 10, 2020