Form 10-K
period 2020-03-31
Myovant Sciences Ltd.
filed 2020-05-18
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
Registrant’s telephone number, including area code: 44 (207) 400-3351

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§ 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter ended September 30, 2019 was approximately $245.2 million based on the last reported sale price of the registrant’s common shares as reported on the New York Stock Exchange on September 30, 2019 of $5.20 per common share. Common shares held by Roivant Sciences Ltd., our former majority shareholder, and each officer and director have been excluded in that such persons, on such dates, may have been deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of the registrant’s common shares, $0.000017727 par value per share, outstanding on May 14, 2020, was 89,869,374.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Annual General Meeting of Shareholders (the “2020 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MYOVANT SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2020

PART I.
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.
The forward-looking statements appearing in several places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•
the impact of pandemics, epidemics or outbreaks of infectious diseases, including the effect that the COVID-19 pandemic and related “shelter-in-place” orders and other measures will have on our business operations, financial conditions and results of operations;

•
the success and anticipated timing of our clinical studies for relugolix combination therapy (relugolix 40 mg, plus estradiol 1.0 mg and norethindrone acetate 0.5 mg), relugolix 120 mg as a monotherapy, and MVT-602;

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

•	our ability to successfully plan for and commercialize relugolix combination tablet and relugolix monotherapy tablet, if approved;

•	our ability to achieve commercial sales of any approved products, whether alone or in collaboration with others;

•	our ability to obtain coverage for our products if commercialized;

•	the rate and degree of market acceptance and clinical utility of any approved products;

•	our ability to initiate and continue relationships with third-party clinical research organizations and manufacturers;

•	our ability to quickly and efficiently identify and develop new product candidates;

•	our ability to hire and retain our key scientific and management personnel;

•	our ability to obtain, maintain and enforce intellectual property rights for our product candidates;

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies;

•
our ability to continue to fund our operations with the cash, cash equivalents, and marketable securities currently on hand, including our expectations for how long these capital resources will enable us to fund our operations;

•	our ability to draw under the Loan Agreement with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”);

•	our ability to raise additional capital;

•	industry trends;

•	developments and projections relating to our competitors or our industry; and

•	the success of competing drugs that are or may become available.
Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, particularly in the section titled “Risk Factors” set forth in Part I. Item 1A. of this Annual Report on Form 10-K, and in our other filings with the United States Securities and Exchange Commission (“SEC”). These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
Item 1.    Business
Overview
We are a healthcare company focused on redefining care for women and for men. Our lead product candidate is relugolix, a once-daily, oral, gonadotropin-releasing hormone (“GnRH”) receptor antagonist for which we have successfully completed multiple Phase 3 clinical studies across three distinct indications. We are preparing for potential commercial launches in the U.S. of relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) for women with heavy menstrual bleeding associated with uterine fibroids or pain associated with endometriosis and relugolix monotherapy tablet (120 mg) for men with advanced prostate cancer, in anticipation of U.S. Food and Drug Administration (“FDA”) approval to market in these indications. We submitted our New Drug Application (“NDA”) to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer in April 2020, and currently expect to submit our NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids in May 2020. We announced positive results from the first of two replicate Phase 3 clinical studies evaluating relugolix combination therapy in women with pain associated with endometriosis, and expect to announce top-line results from the second study in the second quarter of calendar year 2020. In addition, we are developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted us a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. On March 30, 2020, we entered into an exclusive license agreement with Gedeon Richter Plc. (“Richter”) for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in certain territories outside of the U.S. Under this agreement, we have retained all of our rights to relugolix combination tablet in the U.S. and Canada, as well as rights to relugolix in other therapeutic areas outside of women’s health. In March 2020, we submitted a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (“EMA”) for relugolix combination tablet in uterine fibroids. The MAA submission has completed validation and is now under evaluation by the EMA.
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
On December 27, 2019, Sumitovant BioPharma Ltd. (“Sumitovant”), a subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”), became our majority shareholder and a related party after acquiring approximately 50.2% of our common shares outstanding on December 27, 2019. These common shares were acquired from our former majority shareholder, Roivant Sciences Ltd. (“Roivant,” “RSL,” or “former majority shareholder”) at the closing of a transaction between Roivant and Sumitomo Dainippon Pharma. As of March 31, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own approximately 52.1% of our outstanding common shares. As a result of the transfer of these common shares, Roivant no longer beneficially owns any of our common shares.
Our Strategy
We aspire to be the leading healthcare company focused on redefining care for women and for men. The key elements of our strategy include the following:

•	rapidly advance clinical development and submit regulatory filings and prepare for potential commercialization of relugolix monotherapy tablet for advanced prostate cancer;

•
rapidly advance clinical development and submit regulatory filings and prepare for potential commercialization of relugolix combination tablet for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis;

•	expand the clinical development of relugolix for additional potential indications;

•	maximize the commercial potential of our product candidates;

•	advance clinical development of MVT-602; and

•	acquire or in-license additional clinical- or commercial-stage product candidates for the treatment of women’s health diseases or prostate cancer in a capital-efficient manner.
Our Product Candidates
The following table summarizes the status of our relugolix and MVT-602 clinical programs and is followed by detailed descriptions of each program:
Relugolix
We are currently developing relugolix in three indications: heavy menstrual bleeding associated with uterine fibroids; pain associated with endometriosis; and advanced prostate cancer. Relugolix is an oral, once-daily, small molecule that acts as a GnRH receptor antagonist that binds to and inhibits GnRH receptors in the anterior pituitary gland. Inhibition of GnRH receptors decreases the release of gonadotropins (luteinizing hormone (“LH”) and follicle-stimulating hormone (“FSH”)), thereby decreasing the downstream production of estrogen and progesterone by the ovaries in women and testosterone by the testes in men.
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three targeted indications. The direct and rapid action of relugolix on the pituitary-gonadal axis is distinct from approved luteinizing hormone-releasing hormone (“LHRH”) agonists which are administered as depot injections and result in an initial surge in levels of gonadotropins, and estrogen and progesterone or testosterone, before resulting in pituitary desensitization and a fall in hormone levels over weeks. Approved LHRH agonist injections such as leuprolide acetate are used in women to treat the symptoms of uterine fibroids and endometriosis, but the adoption and duration of use is limited due to bone mineral density loss and vasomotor symptoms.
We are developing relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) administered orally once-daily, with the goal of optimizing estradiol levels to achieve the long-term benefit of relugolix on symptoms of uterine fibroids and endometriosis, while maintaining bone health and mitigating side effects from a low-estrogen state, such as vasomotor symptoms. We have successfully completed a bioequivalence study, which demonstrated the bioequivalence of our relugolix combination tablet with relugolix combination therapy, the co-administered regimen used in the LIBERTY and SPIRIT clinical programs (one relugolix 40 mg tablet plus one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). We expect to launch in the women’s health indications with our single-tablet regimen.
Lowering estrogen and progesterone levels has been demonstrated, including in our two replicate Phase 3 studies, to effectively decrease heavy menstrual bleeding and pain in women with uterine fibroids. Similarly, relugolix combination therapy has been demonstrated in the first of our two replicate Phase 3 studies to reduce pelvic pain associated with endometriosis. Relugolix combination therapy achieved these results while maintaining a generally well-tolerated safety profile. We believe our combination approach has the potential to have a better safety and tolerability profile than the currently approved LHRH agonist therapies and has the potential to be used longer-term. We further believe our single tablet combination approach also has certain benefits over other oral GnRH antagonist therapies that are currently approved or in development. The goal of our relugolix combination tablet is to provide women with uterine fibroids and endometriosis a once-daily oral medical alternative to hysterectomy and other invasive procedures often recommended to treat these conditions that is suitable for long-term use.
Decreasing testosterone slows the growth and progression of advanced prostate cancer, such as when the disease recurs or the prostate-specific antigen (“PSA”) is rising following prostatectomy or radiation therapy, when the disease progresses locally in the prostate bed, or when it becomes metastatic. We demonstrated in our Phase 3 HERO program that relugolix can achieve sustained testosterone suppression to castrate levels (< 50 ng/dL) through 48 weeks in 96.7% of patients with a once-daily oral treatment. Relugolix was compared to the standard-of-care leuprolide injections in the HERO study and demonstrated superiority to leuprolide in the cumulative proportion of patients achieving sustained testosterone suppression (96.7% vs 88.0%). Data from this study are the basis for the NDA submission for relugolix in advanced prostate cancer. We are developing a distinct therapeutic candidate, relugolix monotherapy (120 mg), for men with advanced prostate cancer which, if approved, we expect to commercialize as a separately branded product from our relugolix combination tablet.
Uterine Fibroids
Uterine fibroids are noncancerous tumors that develop in or on the muscular walls of the uterus and are among the most common reproductive tract tumors in women. In addition to an individual’s genetic predisposition, estrogens are well known to play an important role in the regulation of fibroid growth. Although uterine fibroids are benign tumors, they can cause debilitating symptoms such as abnormal uterine bleeding, heavy or painful periods, anemia, abdominal pain, backache, increased abdominal girth and bloating, urinary frequency or retention, constipation or painful defecation, pregnancy loss, painful intercourse and, in some cases, infertility. These symptoms can also lead to loss of productivity at work, limitations in normal activities of daily living, and social embarrassment. For most women, uterine fibroids and associated symptoms resolve at menopause when estrogen and progesterone levels fall.
We estimate that over 25% of women of reproductive age in the U.S., or approximately 19 million women, have uterine fibroids. Of those, approximately five million women are estimated to experience symptoms of uterine fibroids, approximately three million of whom are inadequately treated by current medical therapy and require further treatment.
The current approach to treating uterine fibroids includes both medical and surgical options. The recommended treatment for a given patient is dependent on factors such as the patient’s desire to become pregnant in the future, the importance of uterine preservation, symptom severity, and tumor characteristics. Medical options include oral contraceptives, tranexamic acid, and LHRH agonists. The current standard of care for the treatment of patients with mild symptoms includes the use of oral or other hormonal contraceptives or nonsteroidal anti-inflammatory drugs (“NSAIDs”), which are generally prescribed at the time of initial diagnosis. These therapeutic options, however, often do not provide sufficient relief to the many patients with more moderate-to-severe symptoms. These women require additional treatment to relieve excessive bleeding and pain. Tranexamic acid, an antifibrinolytic agent, is approved for use to treat heavy menstrual bleeding. LHRH agonists are used for short-term therapy and may involve low-dose estradiol and progestin hormonal combination therapy to mitigate the side effect of bone mineral density loss and reduce vasomotor symptoms generally associated with LHRH agonists. Other invasive procedures such as endometrial ablation and uterine artery embolization may also be tried. Surgical intervention, such as myomectomy or hysterectomy, are often used to treat the heavy bleeding and symptoms associated with uterine fibroids; however, these procedures may result in post-operative complications, complications with future pregnancy, or, as is the case in hysterectomies, preclude the potential for future pregnancies. Even if a future pregnancy is not desired, many women prefer to avoid surgical intervention. However, heavy menstrual bleeding associated with uterine fibroids is a leading cause of hysterectomy, resulting in approximately 250,000 hysterectomies per year in the U.S. alone.
Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids. The program consisted of two multinational, replicate pivotal clinical studies, which we refer to as LIBERTY 1 and LIBERTY 2. Women in the LIBERTY 1 and LIBERTY 2 studies underwent a screening period requiring up to two menstrual cycles to document heavy menstrual bleeding and were randomized in a 1:1:1 ratio to one of three groups. Women received treatment either with relugolix combination therapy for 24 weeks, relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix combination therapy once-daily for an additional 12 weeks, or placebo once-daily for 24 weeks.
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
The primary efficacy endpoint for LIBERTY 1 and LIBERTY 2 was the proportion of all women enrolled who achieved a menstrual blood loss volume of less than 80 mL and at least a 50% reduction in menstrual blood loss volume from baseline during the last 35 days of the 24-week treatment period as measured by the alkaline hematin method. The secondary endpoints included the proportion of women who achieved amenorrhea (defined as no or negligible blood loss) during the last 35 days of treatment, reduction in pelvic pain, reduction in fibroid volume, reduction in uterine volume, percent change from baseline to week 24 in menstrual blood loss, increase in hemoglobin, and an assessment of the impact of therapy on quality-of-life. Safety, including bone mineral density changes as measured by dual-energy x-ray absorptiometry (“DXA”), was also assessed.
On May 14, 2019 and July 23, 2019, we announced top-line results for the LIBERTY 1 and LIBERTY 2 studies, respectively. In addition, on July 23, 2019, we announced that a separate clinical study of relugolix combination tablet met all required and pre-specified FDA criteria for bioequivalence, providing data necessary to include the one tablet, once-daily dosing regimen of relugolix combination tablet in the NDA submission for approval of the treatment for uterine fibroids. In December 2019, we successfully completed one-year stability studies, which are required for FDA approval of relugolix combination tablet. On February 10, 2020, we announced positive safety and efficacy data from the Phase 3 LIBERTY long-term extension study with an 87.7% response rate and, on average, an 89.9% reduction in menstrual blood loss from baseline.
On March 9, 2020, we announced the submission of a MAA to the EMA for relugolix combination tablet for the treatment of women with moderate to severe symptoms associated with uterine fibroids. The application has completed validation and is now under evaluation by the EMA. We currently expect to submit an NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids in May 2020.
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
The 24-week study achieved six key secondary endpoints with statistical significance compared to placebo, including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.
The overall incidence of adverse events in the relugolix combination therapy and placebo groups was comparable (62% vs. 66%). In the relugolix combination therapy group, 5% of women discontinued treatment early due to adverse events compared with 4% in the placebo group. The only adverse event in the relugolix combination therapy arm occurring in at least 10% of women and more frequently than in the placebo arm was hot flash (11% versus 8%). There were no pregnancies in the relugolix combination therapy group and one in the placebo group. There were two serious adverse events related to the study drug: one fibroid expulsion and one for pelvic pain.
LIBERTY 2
On July 23, 2019, we announced that LIBERTY 2, the second of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids, met its primary efficacy endpoint and the same six key secondary endpoints as were achieved in LIBERTY 1. Also as observed in LIBERTY 1, relugolix combination therapy maintained bone mineral density at levels comparable to placebo over 24 weeks and was generally well tolerated.
In the primary endpoint analysis, 71.2% of women receiving once-daily oral relugolix combination therapy achieved the responder criteria compared with 14.7% of women receiving placebo (p < 0.0001). A response was defined as a menstrual blood loss volume of less than 80 mL and a 50% or greater reduction from baseline in menstrual blood loss volume during the last 35 days of treatment measured using the alkaline hematin method. On average, women receiving relugolix combination therapy experienced a highly significant 84.3% reduction in menstrual blood loss from baseline to week 24 (p < 0.0001). In addition, a significantly greater proportion of women suffering from moderate-to-severe pain from uterine fibroids at baseline experienced no pain or minimal pain during the last 35 days of treatment with relugolix combination therapy compared with women on placebo (p < 0.0001).
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
LIBERTY Long-Term Extension Study
On February 10, 2020, we announced positive safety and efficacy data from the Phase 3 LIBERTY long-term extension study of once-daily, oral relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids.
In the primary endpoint analysis, 87.7% of women achieved the responder criteria defined as a menstrual blood loss volume of less than 80 mL and a 50% or greater reduction from baseline in menstrual blood loss volume during the last 35 days of treatment measured using the alkaline hematin method. The primary endpoint result in the Phase 3 LIBERTY long-term extension study was consistent with LIBERTY 1 and LIBERTY 2, demonstrating a durability of response through one year. In addition, women experienced, on average, an 89.9% reduction in menstrual blood loss from baseline at one year.

Changes in bone mineral density through one year, as assessed by DXA every three months, demonstrated maintenance of bone density and were consistent with those in LIBERTY 1 and LIBERTY 2. The adverse events over one year were consistent with those observed in LIBERTY 1 and LIBERTY 2, with no new safety signals. Adverse events reported in more than 10% of women treated with relugolix combination therapy for one-year and more frequently than those reported in the placebo group after 6 months included only hot flashes. There were no pregnancies reported in the relugolix combination therapy group.
Endometriosis
Endometriosis is an estrogen-dependent, inflammatory disease in which tissue that normally lines the uterus is found outside the uterine cavity. Endometriosis lesions commonly appear in the lower abdomen or pelvis or on ovaries, the bladder, or the colon. During the menstrual cycle, the lesions grow, differentiate, and shed into the abdomen, thereby inducing a cascade of inflammatory events. The symptoms associated with endometriosis can include painful periods and chronic pelvic pain, painful ovulation, pain during or after sexual intercourse, heavy bleeding, fatigue, and infertility. Endometriosis can also impact general physical, mental, and social well-being.
Endometriosis affects an estimated 10% of women during their reproductive years and, in the U.S., can take approximately 7-10 years from the onset of symptoms to accurately diagnose, often leading to unnecessary or inappropriate treatment. We estimate that approximately 6 million women in the U.S. suffer from symptomatic endometriosis, 1.2 million of whom are inadequately treated by oral contraceptives and require additional treatment.
Similar to uterine fibroids, lowering estrogen levels has been shown to reduce pain associated with endometriosis, and there are a variety of medical and surgical treatments available. Initial treatment usually involves over-the-counter pain medications, including NSAIDs, because pain is the primary symptom. Hormonal contraceptives are also commonly used. In more severe cases, LHRH agonists such as leuprolide are used for short-term treatment and may involve hormonal add-back therapy with an estrogen and/or a progestin. The FDA has approved Lupaneta Pack (leuprolide administered with norethindrone acetate (5 mg)) to treat pain associated with endometriosis while lowering the side effect of bone mineral density loss and reducing vasomotor symptoms. For many patients, surgical intervention, typically laparoscopy with ablation of endometriotic lesions, is ultimately undertaken to relieve pain, and opioid medications are frequently needed to control pain both before and after surgery. After treatment with hormonal therapy or laparoscopic procedures, recurrence of endometriosis and related symptoms is common, resulting in repeated procedures for many women. In addition, approximately 100,000 endometriosis-related hysterectomies are performed each year in the U.S., although hysterectomy is not a cure for endometriosis and pain associated with endometriosis will not necessarily subside following hysterectomy.
Our Phase 3 Program for the Treatment of Pain Associated with Endometriosis
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix combination therapy in women with pain associated with endometriosis. The program consists of two multinational, replicate pivotal clinical studies, which we refer to as SPIRIT 1 and SPIRIT 2. Each study randomized women 1:1:1 to one of three treatment arms. Women received treatment either with relugolix combination therapy for 24 weeks, relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix combination therapy once-daily for an additional 12 weeks, or placebo once-daily for 24 weeks.
We completed patient recruitment into SPIRIT 2 in August 2019 and SPIRIT 1 in October 2019 and the enrollment of 623 and 638 patients in the SPIRIT 2 and SPIRIT 1 studies, respectively. To be enrolled, women must have had a surgical diagnosis of endometriosis in the last 10 years and moderate-to-severe dysmenorrhea (menstrual pelvic pain) and nonmenstrual pelvic pain.
Eligible women who completed the SPIRIT 1 or SPIRIT 2 studies were offered the opportunity to enroll in an active treatment extension study in which all women receive relugolix combination therapy for an additional 80-week period, resulting in a total treatment period of up to 104 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment.
The co-primary efficacy endpoints for the SPIRIT 1 and SPIRIT 2 studies are the proportion of all women enrolled with reductions in both dysmenorrhea and nonmenstrual pelvic pain, as assessed by an endometriosis-specific patient questionnaire based on the Numerical Rating Scale (“NRS”) completed daily on an electronic patient diary, with no increase in background pain medication. The NRS is an 11-point scale with 0 representing “no pain” and 10 representing “the worst pain you can imagine.” Secondary endpoints include additional questionnaires assessing functional changes associated with endometriosis-specific pain and quality of life, and the use of pain medications to treat endometriosis, including opioid medications. Safety, including bone mineral density changes as measured by DXA, is assessed.
On April 22, 2020, we announced top-line results from the SPIRIT 2 study. We expect to report top-line results from the SPIRIT 1 study in the second quarter of calendar year 2020.
SPIRIT 2
On April 22, 2020, we announced that SPIRIT 2, the first of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with pain associated with endometriosis, met its co-primary efficacy endpoints and six key secondary endpoints.

In addition, relugolix combination therapy was generally well-tolerated including minimal bone mineral density loss over 24 weeks.
In the co-primary endpoint analysis of SPIRIT 2, 75.2% of women receiving once-daily oral relugolix combination therapy achieved a clinically meaningful reduction in dysmenorrhea versus 30.4% of women in the placebo group (p < 0.0001). For nonmenstrual pelvic pain, relugolix combination therapy achieved a clinically meaningful reduction in 66.0% of women versus 42.6% of women in the placebo group (p < 0.0001). On average, women receiving relugolix combination therapy had a 75.1% reduction on the 11-point (0 to 10) NRS for dysmenorrhea from 7.2 (severe pain) to 1.7 (mild pain).
Six key secondary endpoints measured at Week 24 and compared to placebo achieved statistical significance, including changes in mean dysmenorrhea and overall pelvic pain, impact of pain on daily activities as measured by the Endometriosis Health Profile-30 (EHP-30) pain domain, a greater proportion of women not using opioids (all p-values < 0.0001), changes in nonmenstrual pelvic pain (p = 0.0012), and dyspareunia (painful intercourse) (p = 0.0489). An endpoint evaluating change in analgesic use did not achieve statistical significance.
Relugolix combination therapy was generally well-tolerated with minimal bone mineral density loss over 24 weeks. The overall incidence of adverse events in the relugolix combination therapy and placebo groups was similar (80.6% vs. 75.0%). In the relugolix combination therapy group, 5.3% of women discontinued treatment early due to adverse events versus 3.9% in the placebo group. The most frequently reported adverse events, reported in at least 10% of women in the relugolix combination therapy group, were headache, nasopharyngitis, and hot flashes. There were three pregnancies in the relugolix combination therapy group and five in the placebo group.
Bioequivalence Study of Relugolix Combination Therapy and Relugolix Combination Tablet
On July 23, 2019, we announced that a separate clinical study of our relugolix combination tablet met all required and pre-specified criteria for bioequivalence to the two tablets (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) used in our Phase 3 uterine fibroid and endometriosis clinical studies, providing data necessary to include the once-daily dosing regimen of relugolix combination tablet in our NDA and MAA submissions for the treatment of heavy menstrual bleeding associated with uterine fibroids and endometriosis.
Ovulation Inhibition Study
On April 22, 2020, we announced results from an open-label, single-arm ovulation inhibition study consisting of a pre-treatment period to confirm ovulatory status, an 84-day treatment period (three cycles) to assess the effects of relugolix combination therapy on ovulation inhibition, and a post-treatment follow-up period to determine the time to the return of ovulation. Ovulation inhibition was based on the Hoogland-Skouby scale. In this study, relugolix combination therapy achieved 100% ovulation inhibition in 67 healthy women with no women ovulating during the 84-day treatment period, as evaluated by the Hoogland-Skouby assessment scale (score < 5). Furthermore, 100% of women resumed ovulation or menses upon discontinuation of treatment with an average time to ovulation of 23.5 days.
Advanced Prostate Cancer
Prostate cancer is the second most prevalent form of cancer in men and the second leading cause of death due to cancer in men in the U.S. Approximately 3 million men diagnosed with prostate cancer are alive in the U.S., and approximately 190,000 men are newly diagnosed each year, according to the National Cancer Institute. Men with prostate cancer are often asymptomatic at the earliest stages of disease and prostate cancer is generally understood to be slow to progress, leading to a median age at diagnosis of 66 years and a five-year survival rate of 98%.
If prostate cancer is diagnosed at a stage where it is confined to the prostate gland and immediate surroundings, it is generally treated by surgical removal of the prostate gland (prostatectomy) or with radiation. Often, these procedures are successful in curing men of their disease. Men whose disease progresses after prostatectomy or radiation are said to have advanced prostate cancer. Advanced prostate cancer is defined as any of the following: PSA biochemical relapse following primary surgical or radiation therapy of curative intent; newly diagnosed metastatic prostate cancer; or advanced localized disease for which immediate radiation or surgical therapy is not indicated.
First-line treatment for advanced prostate cancer typically involves treatment with androgen deprivation therapies (“ADT”), which are therapies that substantially reduce testosterone. This is because androgens, such as testosterone, promote the growth of cancerous prostate cells by binding to and activating the androgen receptor which, once activated, stimulates prostate cancer cell growth. ADT consisting of either medical castration or surgical castration (removal of the testes which produce testosterone) can be successful in delaying prostate cancer progression. As prostate cancer progresses, men remain on ADT while other therapies are added, typically until death.

The most commonly prescribed ADTs are LHRH agonists, such as long-acting leuprolide depot injections. LHRH agonists initially stimulate a testosterone surge, but with chronic stimulation of the LHRH receptors, the pituitary gland desensitizes and luteinizing hormone decreases with a resultant reduction in testosterone three to four weeks after the initiation of therapy. The initial stimulation of testosterone can cause an initial worsening of symptoms, or clinical flare. LHRH agonists are often given as depot formulations, requiring injections every month, three months or six months, and testosterone may remain suppressed for weeks and months after cessation of therapy.
Our Phase 3 Program for the Treatment of Advanced Prostate Cancer
We initiated a Phase 3 clinical study in March 2017, evaluating the safety and efficacy of relugolix monotherapy in men with advanced prostate cancer, which we refer to as the HERO study. The HERO study randomized 934 men with advanced prostate cancer who required ADT, in a 2:1 ratio to treatment with either oral relugolix 120 mg once-daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 study with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the U.S. Nonetheless, we designed the study to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets such as Europe and Japan.
We enrolled 934 men in the HERO study for the primary endpoint analysis. To be enrolled, men must have had advanced prostate cancer that required ADT for at least 48 weeks and included prostate cancer defined as biochemical or clinical relapse, advanced localized disease or newly diagnosed metastatic disease. Screening PSA was > 2.0 ng/mL and serum testosterone levels within the normal range. We filed an amendment to the HERO study protocol to enroll 139 additional men with metastatic prostate cancer and to add the secondary objective of demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide, that completed enrollment in July 2019. We believe that relugolix, a direct GnRH receptor antagonist, has the potential to delay the time to castration-resistant disease as compared with leuprolide, a LHRH agonist, because relugolix more rapidly suppresses testosterone and PSA and more fully suppresses FSH than leuprolide. We currently expect to report additional data from the HERO study measuring castration resistance-free survival in the cohort of 434 men with metastatic prostate cancer, comprising 295 men from the original HERO study and the additional cohort of 139 men, in the third quarter of calendar year 2020. We may conduct additional clinical studies to further support the commercial potential of relugolix in prostate cancer in the U.S. and other major markets.
The primary efficacy endpoint for HERO accepted by the FDA was testosterone suppression (< 50 ng/dL) from week 5, day 1 through week 48, day 7. Relugolix monotherapy was required to demonstrate that the lower bound of the 2-sided 95% confidence interval for the percent of patients achieving testosterone suppression through 48 weeks was at least 90%. Testosterone suppression is an approvable endpoint in the U.S. and several hormonal therapies have been approved based on this endpoint. The secondary endpoints included rapid suppression of testosterone at Day 4 and Day 15, profound suppression of testosterone at Day 15, rapid suppression of PSA at Day 15, and suppression of FSH at Week 24. Testosterone recovery was also evaluated in a subset of men eligible to discontinue ADT at the completion for the 48-week study treatment.
On November 19, 2019, we announced that the Phase 3 HERO study evaluating the safety and efficacy of once-daily, oral relugolix monotherapy over 48 weeks in 934 men with advanced prostate cancer met its primary efficacy endpoint with 96.7% (95% CI: 94.9%, 97.9%) of men achieving sustained testosterone suppression to castrate levels. The study also met all tested key secondary endpoints, while demonstrating 54% fewer major adverse cardiovascular events as compared with leuprolide injections administered every 3 months. The five key secondary endpoints also demonstrated superiority to leuprolide acetate, including rapid suppression of testosterone at Day 4 and Day 15, profound suppression of testosterone at Day 15, rapid suppression of PSA at Day 15, and suppression of FSH at Week 24 (all p-values < 0.0001). In addition, relugolix demonstrated non-inferiority to leuprolide acetate on sustained testosterone suppression through 48 weeks (96.7% vs. 88.8%, respectively) with a between-group difference of 7.9% (95% CI: 4.1%, 11.8%), the primary endpoint required for regulatory submissions outside of the U.S. Superiority to leuprolide was also achieved as the lower bound of the 95% confidence interval for the between-group difference was greater than 0 (p-value < 0.0001). In addition, the pharmacodynamic results showed no testosterone flare after initiation of relugolix and mean testosterone levels returned to normal levels within 90 days after treatment discontinuation in a subset of 184 patients.
The overall incidence of adverse events in the relugolix and leuprolide acetate groups was comparable (92.9% vs. 93.5%, respectively). In the relugolix group, 3.5% of men discontinued the study early due to adverse events compared with 2.6% of men in the leuprolide acetate group. The most frequently reported adverse events, reported in at least 10% of men in the relugolix group, were hot flashes, fatigue, constipation, diarrhea, and arthralgia (defined as pain in a joint). Major adverse cardiovascular events were reported in 2.9% of men in the relugolix group versus 6.2% of men in the leuprolide acetate group in a prespecified safety analysis. These events included non-fatal myocardial infarction, non-fatal stroke, and all-cause mortality and were not adjudicated.

On April 21, 2020, we announced the submission of an NDA to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer. New efficacy and cardiovascular safety data from our HERO study will be presented in an oral presentation at the American Society of Clinical Oncology Virtual Scientific Program on May 29, 2020.
MVT-602
As part of our license agreement with Takeda (the “Takeda License Agreement”), we acquired the worldwide rights to MVT-602, our second product candidate, which previously had been evaluated in over 150 men. MVT-602 is an oligopeptide kisspeptin-1 receptor agonist. Kisspeptin, the ligand, is a naturally occurring peptide that stimulates GnRH release and is required for puberty and maintenance of normal reproductive function, including production of sperm, follicular maturation and ovulation, and production of estrogen and progesterone in women and testosterone in men. MVT-602 is being developed as a potential treatment for female infertility in women as part of assisted reproduction, such as in vitro fertilization (“IVF”). Approximately 1.5 million assisted reproduction cycles are performed each year worldwide. Further, approximately 25% of women suffering from infertility have problems achieving ovulation, including the inability to produce fully matured eggs or the failure to ovulate, most commonly resulting from hormonal dysfunction in the GnRH-luteinizing hormone/follicle-stimulating hormone axis. We believe MVT-602 has the potential to be a safer alternative to human chorionic gonadotropin as a part of assisted reproduction for the treatment of female infertility.
We believe that MVT-602, an analog of the naturally-occurring kisspeptin peptide in humans, may mimic natural physiology by inducing a luteinizing hormone surge during IVF and other assisted reproductive technologies, enhancing the likelihood of successful egg maturation and ovulation at the right time without the serious side effect of ovarian hyperstimulation syndrome (“OHSS”). While assisted reproductive technologies are effective, typically resulting in pregnancy in 20% to 35% of patients, the standard procedure has remained largely unchanged since inception and has potentially serious side effects. The most serious side effect of assisted reproduction is OHSS. Severe OHSS has been reported to occur in up to 2% of the general assisted reproduction population, and in up to 20% of patients at high-risk for developing OHSS, including women with polycystic ovarian syndrome. OHSS is thought to occur as a result of the nonphysiologic elevations in luteinizing hormone that occur as a result of egg maturation triggered with human chorionic gonadotropin and to a lesser extent the GnRH receptor agonists. Symptoms can range from abdominal pain and bloating in milder cases to rapid weight gain, severe abdominal pain, nausea and vomiting, blood clots, decreased urination, kidney failure, and shortness of breath.
By acting upstream in the GnRH-axis to promote the release of physiologically normal levels of key hormones in the assisted reproduction cycle such as luteinizing hormone, kisspeptin agonists, such as MVT-602, may have the potential to trigger egg maturation without causing OHSS. A recently published investigator-sponsored study, where a native kisspeptin peptide (specifically, kisspeptin 54) was used in place of human chorionic gonadotropin as the egg-maturation trigger in the assisted reproduction cycle, showed that none of the 60 high-risk patients developed moderate-to-severe OHSS and resulted in a live birth rate of up to 65.1% at the maximally efficacious dose tested. These results validate the potential use of kisspeptin analogs as an alternative to the standard egg maturation trigger in assisted reproduction protocols. To our knowledge, MVT-602 is the only kisspeptin-1 receptor agonist in clinical development and thus has the potential to become a safe alternative egg-maturation trigger in this space.
In October 2018, we presented data from a Phase 1 study of MVT-602 at the American Society of Reproductive Medicine (“ASRM”) Annual Congress. Results of the study showed that administration of MVT-602 in healthy premenopausal women in the follicular phase produced a dose-related increase in LH concentrations and expected effects on FSH and estradiol. A total of 24 women were randomized to one of three MVT-602 dose groups (0.3 µg, 1 µg or 3 µg) and then subsequently randomized within the assigned group to receive a single subcutaneous dose of MVT-602 or placebo in a 3:1 ratio. Results showed that administration of single subcutaneous doses of MVT-602 demonstrated dose-related increases in LH concentrations and expected post-dose increases in FSH and estradiol concentrations, with little effect observed on progesterone as expected. No serious adverse events were reported, and no subject discontinued from the study due to an adverse event. Adverse events were similar between the placebo and MVT-602 groups with no apparent dose-related effects.
Further assessment of the exposure-response profile of MVT-602 was conducted in a Phase 2a study during the pre-ovulatory phase in 75 fertile women following a minimal controlled ovarian stimulation protocol. After ovarian stimulation, women were randomized to one of four MVT-602 dose groups (0.1 µg, 0.3 µg, 1 µg or 3 µg), to triptorelin, 0.2 mg, or to placebo. Top-line results from this Phase 2a study were presented at the European Society of Human Reproduction and Embryology in Vienna, Austria in June 2019. The study demonstrated that MVT-602 was generally well-tolerated and produced the desired LH surge associated with high and dose-dependent rates of ovulation in healthy women following a minimal controlled ovarian stimulation protocol. This study provides information for dose selection for a future study of MVT-602 in infertile women seeking pregnancy.

Our Key Agreements
Takeda Agreements
Takeda License Agreement
On April 29, 2016, we entered into the Takeda License Agreement pursuant to which Takeda granted to us an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. The territory for our exclusive license for relugolix covers all countries worldwide, except that Takeda retains exclusive rights to Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam (including, in each case, the territories and possession of each of the foregoing), which we collectively refer to as the Takeda Territory. Takeda has granted us a nonexclusive license in the Takeda Territory to manufacture relugolix and to conduct development of relugolix for prostate cancer solely for the purpose of developing, manufacturing and commercializing relugolix in our territory. The territory for our exclusive license for MVT-602 covers all countries worldwide. Our license includes a right of reference to regulatory materials related to relugolix and MVT-602 controlled by Takeda. On May 31, 2018, Takeda announced that they entered into a licensing agreement granting ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights for uterine fibroids and exclusive development and commercialization rights for endometriosis in Japan.
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
We are solely responsible, at our expense, for all activities related to the development of relugolix and MVT-602 in our territory and all activities related to the development of relugolix through the receipt of regulatory approval for prostate cancer in certain countries in the Takeda Territory. Pursuant to the terms of the Takeda License Agreement, we are required to use commercially reasonable efforts to develop and obtain regulatory approval of relugolix for the treatment, prevention, cure or control of symptoms associated with uterine fibroids or endometriosis and MVT-602 in our territory, as well as to develop and obtain regulatory approval of relugolix for prostate cancer in Japan and the U.S. We are solely responsible, at our expense, for all activities related to the commercialization of relugolix and MVT-602 in our territory and must use commercially reasonable efforts to do so in each country in our territory in which we obtain regulatory approval. Takeda is solely responsible, at its expense, for all activities related to the commercialization of relugolix in the Takeda Territory, and must use diligent efforts to commercialize relugolix for prostate cancer in the Takeda Territory following receipt of regulatory approval.
Under the Takeda License Agreement, we will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in our territory, subject to certain agreed reductions. Takeda will pay us a royalty at the same rate as ours on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones. We have also licensed additional patents and patent applications from Takeda directed to other oligopeptides that target the same pathway as MVT-602.
The Takeda License Agreement will expire, on a product-by-product and country-by-country basis, on the expiration of the royalty payment term described above for such product in such country. Either party may terminate the Takeda License Agreement for the other party’s uncured material breach, challenge to the patents licensed under the Takeda License Agreement, or insolvency. Takeda may terminate the Takeda License Agreement with respect to a compound if we cease development or commercialization of such compound. We may terminate the agreement at will, in our sole discretion, in its entirety, or with respect to relugolix for prostate cancer or both endometriosis and uterine fibroids, or on a compound by compound basis for all fields, upon prior notice, with the notice period depending on the compound and field to be terminated and the regulatory status at the time that notice of termination is given. We may also terminate the agreement with respect to a compound for safety reasons or lack of commercial viability. If the agreement is terminated in its entirety or with respect to relugolix for prostate cancer, other than for safety reasons or by us for Takeda’s uncured material breach, prior to receipt of the first regulatory approval of relugolix for prostate cancer in Japan, then we must either reimburse Takeda for its out of pocket costs and expenses directly incurred in connection with Takeda’s completion of the relugolix development for prostate cancer, up to an agreed cap, or complete ourselves the conduct of any clinical studies of relugolix for prostate cancer that are ongoing as of the effective date of such termination, at our cost and expense. If we reimburse Takeda for such costs, then under certain circumstances we may be later reimbursed by Takeda through a royalty on sales of the terminated relugolix product.
Takeda Supply Agreements
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited (“Takeda Limited”) entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited supplied us with, and we have obtained from Takeda Limited, all of our requirements for relugolix drug substance and drug product that were used under our development plans for all indications.
On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda (the “Takeda Commercial Supply Agreement”) pursuant to which Takeda has manufactured and supplied us with relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has also assisted with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. This second contract manufacturing organization for relugolix drug substance will be included in our regulatory submissions for all potential indications.
The initial term of the Takeda Commercial Supply Agreement began on May 30, 2018 and will continue for five years. At the end of the initial term, the Takeda Commercial Supply Agreement will automatically renew for successive one-year terms, unless either party gives notice of termination to the other at least 12 months prior to the end of the then-current term. The Takeda Commercial Supply Agreement may be terminated by either party upon 90 days’ notice of an uncured material breach of its terms by the other party, or immediately upon notice to the other party of a party’s bankruptcy. Each party will also have the right to terminate the Takeda Commercial Supply Agreement, in whole or in part, for any reason upon 180 days’ prior written notice to the other party, provided that any then-open purchase orders will remain in effect and be binding on both parties. The Takeda Commercial Supply Agreement, including any then-open purchase orders thereunder, will terminate immediately upon the termination of the Takeda License Agreement in accordance with its terms.
The Takeda Commercial Supply Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality management, storage, handling and transport, intellectual property, confidentiality and indemnification.
Sumitomo Dainippon Pharma Agreements
Sumitomo Dainippon Pharma Loan Agreement
On December 27, 2019, we and our subsidiary, Myovant Sciences GmbH, entered into a Loan Agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”). Pursuant to the Sumitomo Dainippon Pharma Loan Agreement, Sumitomo Dainippon Pharma agreed to make revolving loans to us in the aggregate principal amount of up to $400.0 million. Funds may be drawn down by us once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of our outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Dainippon Pharma Loan Agreement. Loans under the Sumitomo Dainippon Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
Loans under the Sumitomo Dainippon Pharma Loan Agreement bear interest at a rate per annum equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.0% payable on the last day of each calendar quarter. Our obligations under the Sumitomo Dainippon Pharma Loan Agreement are fully and unconditionally guaranteed by us and our subsidiaries. The loans and other obligations are senior unsecured obligations of us, Myovant Sciences GmbH, and subsidiary guarantees. The Sumitomo Dainippon Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants.
The Sumitomo Dainippon Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period, cross acceleration to certain other debt, failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries and certain breaches by us under the Investor Rights Agreement. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, Sumitomo Dainippon Pharma may terminate its obligations to make loans to us and declare the principal amount of loans to become immediately due and payable, and Sumitomo Dainippon Pharma may take such other actions as set forth in the Sumitomo Dainippon Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Dainippon Pharma to make loans to us would automatically terminate and the principal amount of the loans would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Dainippon Pharma to maintain the loans under the Sumitomo Dainippon Pharma Loan Agreement or within 30 days of a change of control with respect to us, we would be required to repay the outstanding principal amount of the loans.
Investor Rights Agreement
On December 27, 2019, we entered into an Investor Rights Agreement with Sumitomo Dainippon Pharma and Sumitovant (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, we agreed, at the request of Sumitovant, to register for sale, under the Securities Act of 1933, common shares beneficially owned by Sumitovant, subject to specified conditions and limitations. In addition, we agreed to periodically provide Sumitovant (i) certain financial statements, projections, capitalization summaries and other information and (ii) access to our books, records, facilities and employees during our normal business hours as Sumitovant may reasonably request, subject to specified limitations.
The Investor Rights Agreement also contains certain protections for our minority shareholders for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially owns more than 50% of our common shares. These protections include: (i) a requirement that Sumitovant vote its shares for the election of independent directors in accordance with the recommendation of our board of directors (the “board”) or in the same proportion as the shareholders not affiliated with Sumitovant vote their shares; (ii) a requirement that the audit committee of our board be composed solely of three independent directors; (iii) a requirement that any transaction proposed by Sumitomo Dainippon Pharma or certain of its affiliates that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 60% of the outstanding voting power of us must be approved by our audit committee (if occurring prior to December 27, 2022) and be conditioned on the approval of shareholders not affiliated with Sumitovant approving the transaction by a majority of the common shares held by such shareholders; and (iv) a requirement that any related person transactions between Sumitomo Dainippon Pharma or certain of its affiliates and us must be approved by our audit committee.
Pursuant to the Investor Rights Agreement, we also agreed that at all times that Sumitomo Dainippon Pharma beneficially owns more than 50% of our common shares, Sumitomo Dainippon Pharma, by purchasing common shares in the open market or from us in certain specified circumstances, will have the right to maintain its percentage ownership in our common shares in the event of a financing event or acquisition event conducted by us, or specified other events, subject to specific conditions.
Roivant Sciences Ltd.
As a result of the closing of the Sumitomo Dainippon Pharma-Roivant Agreement, on December 27, 2019 all of our outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma. As a result of the transfer of these common shares, Roivant no longer beneficially owns any of our common shares. On December 27, 2019, in connection with the closing of the Sumitomo Dainippon Pharma-Roivant Agreement, the then existing Information Sharing and Cooperation Agreement between us and Roivant, the then existing Services Agreements between us and certain of our subsidiaries and Roivant and certain of its subsidiaries, and the then existing Option Agreement between us and Roivant were terminated.
Under the Services Agreements, we paid or reimbursed Roivant or its subsidiaries for expenses it, or third parties acting on their behalf, incurred for us or our subsidiaries. For any general and administrative (“G&A”) and research and development (“R&D”) activities performed by Roivant or its subsidiaries’ employees for the benefit of us, we were charged based on the relative percentage of time utilized on our matters by the respective employee. All other third-party pass-through costs were billed to us at cost. In addition, Roivant previously allocated share-based compensation expense to us based upon the relative percentage of time spent by Roivant and its subsidiaries’ employees on our matters.
Development and Commercialization Agreement with Richter
On March 30, 2020, we entered into an exclusive license agreement with Richter for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand. Under the terms of the agreement, we will continue to lead global development of relugolix combination tablet. Richter will be responsible for local clinical development, manufacturing, and all commercialization activities for its territories. We have also agreed to assist Richter in transferring manufacturing technology from our contract manufacturing organizations to Richter to enable Richter to manufacture relugolix combination tablet. If requested by Richter, we have agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to our agreements with our contract manufacturing organizations. We have also granted Richter an option to collaborate on relugolix combination tablet for future indications in women’s health other than fertility. We have retained all of our rights to relugolix combination tablet in the U.S. and Canada, as well as rights to relugolix in other therapeutic areas outside of women’s health.
Right of First Negotiation and Board Observer Agreement with Pfizer
In October 2016, we and an entity affiliated with Pfizer Inc. (the “Pfizer Affiliate”) entered into a right of first negotiation and board observer agreement (the “Pfizer Agreement”), pursuant to which we granted to the Pfizer Affiliate a right of first negotiation with respect to certain license or sale of rights to develop and commercialize relugolix or MVT-602 or a change of control of

Myovant or a sale of substantially all of our assets. In addition, during the period that the Pfizer Affiliate held such right of first negotiation, one representative of the Pfizer Affiliate was entitled to attend any meetings of our board of directors in a non-voting observer capacity, subject to standard exceptions, such as conflict of interest. The right of first negotiation terminated on November 1, 2019 (the third anniversary of our initial public offering).
Sales and Marketing
We believe that we can maximize the value of our products by retaining substantial commercialization rights to our product candidates and, where appropriate, enter into collaborations for specific therapeutic indications or geographic territories. We intend to directly commercialize relugolix in the U.S. in women’s health and prostate cancer and we are currently building our sales and marketing infrastructure. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties as we have done with Richter for certain territories outside the U.S. In order to commercialize our product candidates and maximize the commercial potential of our product candidates, if approved for commercial sale, we must further develop our sales and marketing infrastructure and/or collaborate with third-parties that have sales and marketing capabilities.
We are currently planning to establish separate, but efficient, sales teams for women’s health and prostate cancer. In women’s health, we intend to focus primarily on gynecology practices as this specialty accounts for the majority of treatments of both uterine fibroids and endometriosis. With a team of approximately 200 sales representatives, we estimate that we can effectively cover 70% of the market opportunity in these two disease areas. For our prostate cancer product launch, we intend to focus on both urologists and medical oncologists, as both specialties are heavy prescribers of ADT. As this market is even more concentrated, we anticipate utilizing a sales team of approximately 100 sales representatives.
Manufacturing
We do not own or operate, nor do we expect to own or operate, facilities for manufacturing, storage and distribution, or testing of our product candidates.
If there are delays in initiating new relationships with one or more other third-party manufacturers for relugolix and/or MVT-602, or if there are delays in completing technology transfer to any of these manufacturers, or if any of our third-party manufacturers experience adverse developments, including with respect to adverse findings during inspections and/or the COVID-19 pandemic, we could experience delays in our development and commercialization efforts.
Manufacturing of any product candidate is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. We expect that all of our contract manufacturing organizations will manufacture relugolix and MVT-602 under current Good Manufacturing Practice (“cGMP”) conditions, which set forth the regulatory standards for the production of pharmaceuticals to be used in humans.
Relugolix Development
In June 2016, we and Takeda Limited entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited supplied us with, and we have obtained from Takeda Limited, all of our requirements for relugolix drug substance and drug product that were used under our development plans for all indications. We expect that the manufacturing support provided by Takeda to us under the Takeda License Agreement will be sufficient for us to complete our Phase 3 programs for relugolix. We also rely on a limited number of third-party contract manufacturers for packaging and distribution of finished drug products for our clinical studies, sourcing of comparator products, and development of new products.
Relugolix Commercialization
If relugolix is approved for marketing, we plan to rely on Takeda and other third-party manufacturers to supply us with sufficient commercial quantities of relugolix combination tablets and relugolix monotherapy tablets. On May 30, 2018, we entered into the Takeda Commercial Supply Agreement pursuant to which Takeda has manufactured and supplied us with some of the relugolix drug substance to support the commercial launch of relugolix, if marketing authorization is granted. Takeda has assisted us with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, Myovant Sciences GmbH. This second contract manufacturing organization for relugolix drug substance will be included in our regulatory submissions for all potential indications. In anticipation of receiving marketing approval by a regulatory agency for any of our product candidates, we have also entered into additional agreements with other third-party contract manufacturing organizations for the commercial production of those products. Under the Development and Commercialization Agreement with Richter, we have agreed to supply Richter with sufficient quantities of relugolix combination tablet, if requested by Richter, for commercialization in Richter’s territories.

MVT-602
We have contracted with third-party contract manufacturers to complete the additional development and manufacturing activities for our current MVT-602 programs and to fill, finish, supply, store, and distribute drug product for these programs.
Competition
The pharmaceutical and biopharmaceutical industries are highly competitive and require an ongoing, extensive search for technological innovation. These industries are characterized by rapid and significant technological advancements, intense competition, and a strong emphasis on proprietary products. While we believe that our product candidates, knowledge, experience, and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our ability to compete will significantly depend upon our ability to effectively complete necessary clinical studies and regulatory approval processes, and effectively commercialize, market, and promote approved products. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, acceptance by physicians, ease of patient compliance, dosing convenience, price, insurance and other reimbursement coverage, patent position, distribution, and marketing. Our competitors also may obtain FDA or other regulatory approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Many of our existing or potential future competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Our current and certain potential future competitors also have significantly more experience in manufacturing and commercializing drugs that have been approved for marketing. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration agreements with larger more established companies. These competitors also compete with us in recruiting and retaining qualified scientific, sales force, and management personnel and establishing clinical study sites and patient enrollment and retention for clinical studies. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors.
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
We consider relugolix’s most direct competitor for the treatment of heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis to be ORILISSA™ (elagolix), an oral GnRH receptor antagonist, which has been approved as monotherapy (150 mg once a day or 200 mg twice a day) by the FDA and launched by AbbVie in August 2018 for the management of moderate-to-severe pain associated with endometriosis. Abbvie has one ongoing Phase 3b study of elagolix in combination with hormonal therapy in women with pain associated with endometriosis. In 2018, AbbVie announced that each of its two pivotal Phase 3 studies evaluating elagolix 300 mg twice a day with and without hormonal add-back therapy in women with heavy menstrual bleeding associated with uterine fibroids, met their primary endpoint and subsequently in August 2019 submitted an NDA to the FDA. In addition, ObsEva SA, a Swiss-based clinical-stage biopharmaceutical company, reported the commencement of two Phase 3 clinical studies of linzagolix (OBE2109), also an oral GnRH receptor antagonist, in women with heavy menstrual bleeding associated with uterine fibroids in the first half of 2017 and announced in December 2019 positive results from the first of these studies. In May 2019, ObsEva also initiated a Phase 3 program evaluating linzagolix in women with endometriosis-associated pain, however new patient screening and randomization in this study has been put on hold due to the COVID-19 pandemic. We believe the development of multiple GnRH receptor antagonists by other biopharmaceutical companies adds further validation to the therapeutic relevance of GnRH as a target for the treatment of women’s health and endocrine diseases and will help fuel growth in this market which has lacked innovative new medical therapies.
Relugolix is the only oral GnRH receptor antagonist in development for men with prostate cancer. LHRH agonists, such as leuprolide acetate, are the standard of care treatment used to lower testosterone in men with advanced prostate cancer. These have been approved for three decades and are administered by injection on a monthly, quarterly or every 6-month basis and are expected to be the direct competitor for relugolix. Degarelix, a depot GnRH antagonist requiring monthly injections, is approved for use to lower testosterone in men with advanced prostate cancer, but clinical use is limited likely by the requirement for monthly high-volume injections with a rate of injection site reactions of approximately 35%. A phase 3 prospective cardiovascular study is currently underway evaluating the benefit of degarelix versus LHRH agonist therapy on the incidence of major adverse cardiovascular events in men with pre-existing cardiovascular disease. The study is no longer recruiting patients and is expected to report data in April 2021 according to clinicaltrials.gov. Other oral medications used for androgen deprivation therapy include androgen receptor inhibitors such as enzalutamide, apalutamide and darolutamide, androgen biosynthesis inhibitors such as abiraterone acetate, and antiandrogens such as bicalutamide and flutamide, each commonly used in combination with a GnRH receptor antagonist or LHRH agonist.
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
Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent terms can be adjusted to recapture a portion of delay by the U.S. Patent and Trademark Office (“USPTO”) in examining the patent application (patent term adjustment (“PTA”)) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension (“PTE”)), or both. In addition, we cannot provide any assurance that any patents will be issued from our pending or future applications or that any issued patents will adequately protect our products or product candidates.
Under the Takeda License Agreement, we are the exclusive licensee of multiple granted U.S. patents, and pending patent applications, as well as patents and patent applications in numerous foreign jurisdictions relating to relugolix and MVT-602.
For relugolix, we are the exclusive worldwide licensee, excluding the Takeda Territory. These patents and patent applications cover the relugolix molecule and certain analogs and the use of relugolix to treat sex-hormone dependent prostate cancer and hysteromyoma (uterine fibroids); methods of manufacturing; and certain formulations. The patent family directed to the relugolix molecule and its use will expire in 2024, subject to any extension of patent term that may be available in a particular country. We intend to apply for PTE for a patent covering relugolix. If granted, the term of this patent may be extended for up to five years, or 2029. The patents and patent applications, if issued, directed to methods of manufacturing relugolix will expire in 2033, subject to any adjustment or extension of patent term that may be available in a particular country. The patents and patent applications, if issued, directed to formulations of relugolix will expire in 2036, subject to any adjustment or extension of patent term that may be available in a particular country. We have filed patent applications directed to uses of relugolix combination therapy in treating, among other conditions, heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis. These applications are co-owned with Takeda under the Takeda License Agreement. If issued, they will expire in 2037 not including any adjustments or extensions. We have also filed patent applications directed to the use of relugolix as a monotherapy to treat advanced prostate cancer. The granted U.S. patent, and patent applications in this patent family, if issued, will expire in 2037, not including any adjustments or extensions. These patents and patent applications are also co-owned with Takeda.
For MVT-602, we are the exclusive worldwide licensee of multiple patents and patent applications in the U.S. and numerous foreign jurisdictions. These patents and patent applications cover the MVT-602 oligopeptide and its use in treating advanced prostate cancer, as well as certain sustained release formulations containing MVT-602. The patent family directed to the MVT-602 molecule and method of use expires in 2028 in the U.S. (because of PTA) and in 2026 ex-U.S., subject to any adjustment or extension of patent term that may be available in a particular country. The patents and patent applications directed to sustained-release formulations of MVT-602, if issued, would expire between 2030 and 2031, subject to any adjustment or extension of patent term that may be available in a particular country. We intend to apply for PTE for a patent covering MVT-602. If granted, the patent term covering MVT-602 may be extended. We are also the owner of patent applications directed to uses of MVT-602 in treating infertility. These applications, if issued, would expire in 2037 subject to any adjustment or extension of patent term that may be available in a particular country. We have licensed additional patents and patent applications from Takeda directed to other oligopeptides that target the same pathway as MVT-602.
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
The process required before drugs may be marketed in the U.S. generally involves the following:

•	completion of extensive nonclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;

•	submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing, which must become effective before human clinical studies may begin;

•
performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy of the drug for each proposed indication;

•	submission of an NDA to the FDA for commercial marketing, or of a supplemental New Drug Application (“sNDA”) for approval of a new indication if the product is already approved for another indication;

•
satisfactory completion of an FDA pre-approval inspection of manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements and selected clinical investigators or contract research organizations for their compliance with GCP;

•	if the FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and

•	FDA review and approval of the NDA or sNDA.
The testing and approval process requires substantial time, effort, and financial resources, which may vary substantially based upon the type, complexity, and novelty of the product or disease.
Nonclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including GLP regulations. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical study protocol. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical study. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical study can begin. A separate submission to the existing IND must be made for each successive clinical study conducted during product development. Further, an independent institutional review board (“IRB”) for each medical center proposing to conduct the clinical study must review and approve the plan for any clinical study and provide its informed consent form before the study commences at that center. Regulatory authorities or an IRB or the study sponsor may suspend a clinical study at any time on various grounds including a finding that the subjects or patients are being exposed to an unacceptable health risk. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
Clinical studies to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap.

•
Phase 1- Studies, which involve the initial introduction of the new drug product candidate into humans, are initially conducted in a limited number of subjects to assess pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness.

•
Phase 2- Studies are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, metabolism, pharmacokinetics, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. Multiple Phase 2 clinical studies may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical studies.

•
Phase 3- Phase 3 studies, also called pivotal or registration studies, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical study sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical studies to demonstrate the efficacy of the drug. A single Phase 3 clinical study with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter study demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and where confirmation of the result in a second study would be practically or ethically impossible.

The FDA may require, or companies may pursue, additional clinical studies after a product is approved. These so-called Phase 4 studies may be deemed a condition to be satisfied after a drug receives approval. Failure to satisfy such post-marketing commitments can result in FDA enforcement action, up to and including withdrawal of NDA approval.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The submission of most NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA’s goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication and is granted priority review, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer applications to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. Additionally, the FDA will inspect the facility or some of the facilities at which the drug is manufactured or tested.
After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.
As a condition of NDA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of the drug outweigh the potential risks. A REMS can include a medication guide, a communication plan for healthcare professionals, and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry, and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
Changes to some of the conditions established in an approved application, including changes in formulation, indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or sNDA before the change can be implemented. An sNDA for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing an sNDA as it does in reviewing NDAs.

Post-Approval Requirements
Any products for which we may receive FDA approval are subject to continuing regulation by the FDA. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, REMS, or surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to GMP requirements after approval, including for supply chain traceability. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with GMP requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with GMP requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacture of the product, complete withdrawal of the product from the market, or product recalls;

•	fines, warning letters, or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
Foreign Regulation
In addition to regulations in the U.S., we are subject to regulations of other countries governing clinical studies and the manufacturing, commercial sales and distribution of our products outside the U.S. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical studies or marketing of the product in foreign countries or economic areas, such as the European Union (“EU”). Although many of the issues discussed above with respect to the U.S. apply similarly in the context of foreign countries and the EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be shorter or longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Other Healthcare Laws and Compliance Requirements
Although we currently do not have any products approved for marketing, our current and future business operations may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.
Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of violating these laws, and the subsequent investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.
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
Anti-Kickback Laws
U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including the Centers for Medicare & Medicaid Services (“CMS”), the Department of Justice, and the Office of the Inspector General for the United States Department of Health and Human Services (“HHS”), and various state agencies. These anti-kickback laws, among other things, make it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer, or pay any remuneration, directly or indirectly, that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item, or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, gifts or gift certificates, improper discounts, and free or reduced-price items and services. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly.
Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act (“ACA”), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
Federal and State Prohibitions on False Claims
The federal false claims laws, including the civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Many states have enacted similar laws modeled after the federal civil False Claims Act that apply to items and services reimbursed under Medicaid and other state healthcare programs, and, in several states, such laws apply to claims submitted to all payors.
Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors. Like the federal Anti-Kickback Statute, the ACA broadened the reach of certain criminal healthcare fraud statutes under HIPAA by amending the intent requirement such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
Healthcare Privacy and Security Laws
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, impose specific requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individual identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information. At present, it is unclear if we would be considered a business associate subject to HIPAA based on our business activities and service offerings upon the commercialization of a product. In addition, certain state and foreign laws, regulations, standards and regulatory guidance govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
We have conducted, and may continue to conduct, clinical studies or continue to enroll subjects in our ongoing or future clinical studies in certain jurisdictions in which we may be subject to additional privacy restrictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to the greater of 20 million Euros or 4% of annual global revenue, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Data protection authorities from the different EU member states have issued limited guidance, may interpret the GDPR and national laws differently and may impose additional requirements, which complicates the effort to comply with these laws. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom (“UK”). In particular, it is unclear how data transfers to and from the UK will be regulated.
Additionally, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of California consumers and households. The CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and requires deletion of their personal information, opting out of certain personal information sharing, and receiving detailed information about how their personal information is collected, used and shared. The California Attorney General will commence enforcement actions against violators beginning July 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical studies data, as well as HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.
Physician Payments Sunshine Act
There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA through the enactment of the Physician Payments Sunshine Act, imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.
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
Foreign Corrupt Practices Act
We are subject to the Foreign Corrupt Practices Act of 1977, as amended, (“FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or otherwise influence a person working in an official capacity to obtain a business advantage. The FCPA also requires public companies whose securities are listed in the U.S. to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of suppliers, vendor or other third-party relationships, termination of necessary licenses or permits, and legal or equitable sanctions. Other internal or governmental investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.
Healthcare Reform
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

There has been increasing legislation and enforcement interest in the U.S. with respect to drug pricing practices. At the federal level, the U.S. Presidential administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, there have been several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation designed to, among other things: reduce or limit the prices of drugs; reform the structure of Medicare Part D pharmaceutical benefits; bring more transparency to drug pricing rationale and methodologies; and facilitate the importation of certain lower-cost drugs from other countries, expedite the development and approval of generic drugs and biosimilars. Although a number of these and other measures may require additional authorization to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing.
The U.S. pharmaceutical industry has been significantly impacted by major legislative initiatives and related political contests, including, for example, efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Notably, in December 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the penalty for enforcing the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Then in December 2019, the U.S. Court of Appeals for the 5th Circuit upheld this District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how this litigation and other efforts will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 (“BCA”), which began in 2013, and due to subsequent legislative amendments to the statute, including the BCA, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the Medicare sequester reductions from May 1, 2020 through December 31, 2020 and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of our products, if and when approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government healthcare programs, private health insurers, and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the U.S., private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products, if and when approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our product candidates, and those of any future product candidate, will therefore depend substantially on the extent to which the costs of our product candidates, and those of any future product candidate, will be paid by third-party payors. Additionally, the market for our product candidates, and those of any future product candidate, will depend significantly on access to third-party payors’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process.
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
Brexit and the Regulatory Framework in the United Kingdom
In June 2016, the electorate in the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” Following protracted negotiations, the UK left the EU on January 31, 2020. The UK and the EU entered into a transition period of 11 months which may be extended once by agreement of the UK and the EU before July 2020 for up to one or two years. However, the transition agreement between the two parties means that the UK will abide by current regulatory and trading frameworks at least until December 31, 2020 pending the agreement of their future relationship. Since the regulatory framework for pharmaceutical products in the UK covering quality, safety and efficacy of pharmaceutical products, clinical studies, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the UK. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.
The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we conduct business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU will have and how such withdrawal may affect us.
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
Employees
As of March 31, 2020, we had 214 employees. Our employees are not represented by labor unions or covered by collective bargaining agreements, and we believe our relations with our employees are good.
Corporate Information
We are an exempted company limited by shares incorporated under the laws of Bermuda in February 2016 under the name Roivant Endocrinology Ltd. We changed our name to Myovant Sciences Ltd. in May 2016. Our principal executive offices are located at Suite 1, 3rd Floor, 11-12 St. James’s Square, London, SW1Y 4LB, United Kingdom, and our telephone number is +44 (207) 400 3351. We maintain additional offices in Brisbane, California and Basel, Switzerland. Our common shares are currently listed on the New York Stock Exchange under the symbol “MYOV.” Our website is www.myovant.com. The contents of our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only.
Available Information
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

Investors and other interested parties should note that we also use our media and investor relations website (investors.myovant.com) and our social media channels to publish important information about Myovant that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our media and investor relations website and social media channels, in addition to our SEC filings. The information contained on our websites and social media channels is not included as part of, or incorporated by reference, into this Annual Report on Form 10-K.
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
Risks Related to Our Financial Position and Capital Requirements
We believe our current cash, cash equivalents, marketable securities, and current borrowing capacity under the Loan Agreement with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”) will not be sufficient for us to fund our anticipated level of operations until we become cash flow positive. If we fail to obtain additional capital, we will not be able to complete the development of, seek regulatory approval for, and commercialize our product candidates.
As of March 31, 2020, we had cash, cash equivalents, marketable securities, and committed funding available to us of $365.9 million consisting of $79.6 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under our loan agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”) for which we can draw upon on a quarterly basis subject to certain terms and conditions, including the consent of our board of directors. In April 2020, we borrowed an additional $80.0 million under this agreement. Based on our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and borrowing capacity currently available to us under the Sumitomo Dainippon Pharma Loan Agreement will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ended March 31, 2021. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We anticipate that we will continue to incur net losses and negative operating cash flows for the foreseeable future.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our planned and ongoing clinical studies for our product candidates;

•	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (the “FDA”) and comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our products or any future product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale manufacturing activities, including securing regulatory approval for commercial production;

•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

Our current funds will not be sufficient to enable us to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Annual Report on Form 10-K. We may be required to delay, limit, reduce, or terminate our drug development programs, commercialization efforts, and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 2 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.
We are required to meet certain terms and conditions to draw down funds under the Sumitomo Dainippon Pharma Loan Agreement. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Dainippon Pharma Loan Agreement.
On December 27, 2019, we and our subsidiary, Myovant Sciences GmbH (“MSG”) entered into the Sumitomo Dainippon Pharma Loan Agreement, pursuant to which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of March 31, 2020, approximately $286.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. In April 2020 we borrowed an additional $80.0 million under this agreement. We may draw down additional funds under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Dainippon Pharma Loan Agreement. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds.
We may not be able to obtain funding through public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources.
As discussed above, our current cash, cash equivalents, marketable securities, and amounts currently available to us under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient for us to complete all necessary development and regulatory activities and commercially launch our product candidates. Accordingly, we will need to raise additional capital to fund our operations. We cannot be certain that additional capital will be available to us on acceptable terms, or at all. Even if additional capital is available to us, under the terms of the Sumitomo Dainippon Pharma Loan Agreement, we may not raise additional capital without obtaining the consent of Sumitomo Dainippon Pharma. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development and commercialization efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs and commercialization efforts.
Raising additional funds may cause dilution to existing shareholders and/or may restrict our operations or require us to relinquish proprietary rights.
As discussed above, we will need to raise additional capital to fund our operations. To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends.
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

We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Since inception, we have incurred significant operating losses and negative operating cash flows. We expect to continue to incur significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of our product candidates. If we obtain regulatory approval for our product candidates, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we may never achieve or maintain profitability.
Risks Related to Our Business Operations
We are heavily dependent on the success of relugolix combination tablet for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy tablet for men with advanced prostate cancer, and MVT-602, which are still under clinical development. If relugolix combination tablet, relugolix monotherapy tablet or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business will be harmed.
We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates, relugolix combination tablet, relugolix monotherapy tablet, and MVT-602. Our ability to generate product revenue and achieve profitability depends heavily on our ability to complete the development of our product candidates, obtain necessary regulatory approvals for, and have our product candidates manufactured and successfully marketed, which may never occur. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We are not permitted to market our product candidates in the U.S. until we receive approval of NDAs or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries.
Obtaining approval of an NDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates.
Even if we receive regulatory approval for our product candidates, our ability to generate product revenues from our product candidates will depend upon the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, whether we own the commercial rights for those territories, and our ability to:

•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;

•	establish effective sales, marketing, and distribution systems in jurisdictions around the world for our product candidates;

•
initiate and continue relationships with third-party manufacturers and have adequate commercial quantities of our product candidates manufactured at acceptable cost and quality levels, including maintaining current good manufacturing practice (“cGMP”) and Quality Systems Regulation standards required by various regulatory agencies;

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
The terms of the Sumitomo Dainippon Pharma Loan Agreement place restrictions on our operating and financial flexibility.
In December 2019, we, MSG, and Sumitomo Dainippon Pharma entered into the Sumitomo Dainippon Pharma Loan Agreement. Our obligations under the Sumitomo Dainippon Pharma Loan Agreement are senior unsecured obligations including customary representations and warranties as well as affirmative and negative covenants, that are guaranteed on a full and unconditional basis by all our subsidiaries.
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
Additionally, the Sumitomo Dainippon Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties and certain covenants following any applicable cure period, cross acceleration to certain debt, other failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, certain breaches by us under our investor rights agreement with Sumitovant and Sumitomo Dainippon Pharma, dated December 27, 2019 (the “Investor Rights Agreement”) and failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, Sumitomo Dainippon Pharma may terminate its obligations to make loans to us and declare the principal amount of all outstanding loans and other obligations under the Sumitomo Dainippon Pharma Loan Agreement to become immediately due and payable, and Sumitomo Dainippon Pharma may take such other actions as set forth in the Sumitomo Dainippon Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Dainippon Pharma to make loans to us would automatically terminate and the principal amount of all outstanding loans and other obligations due under the Sumitomo Dainippon Pharma Loan Agreement would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Dainippon Pharma to maintain the loans under the Sumitomo Dainippon Pharma Loan Agreement, we would be required to repay the outstanding principal amount of the loans and if a change of control occurs with respect to us, we would be required to repay the outstanding principal amount of the loans within 30 days of such change of control. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
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
We rely on agreements with Takeda to provide rights to the core intellectual property relating to our existing product candidates and to supply us with clinical study and some of our needed commercial material to support development and potential commercialization of relugolix. Any termination or loss of significant rights under those agreements or any adverse action harming our ability to utilize drug supply manufactured by Takeda would adversely affect our development or commercialization of relugolix.
In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited (“Takeda Limited”) entered into an agreement for the manufacture and clinical supply of relugolix (the “Takeda Clinical Supply Agreement”). Under the Takeda Clinical Supply Agreement, as amended, Takeda Limited supplied us with, and we have obtained from Takeda Limited, all of our requirements for relugolix drug substance and drug product that were used under our development plans for all indications. On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda (the “Takeda Commercial Supply Agreement”) pursuant to which Takeda has manufactured and supplied us with some of the relugolix drug substance quantities we need to support the commercial launch of relugolix, if marketing authorization is granted. If Takeda fails to fulfill its obligations to manufacture and supply clinical and/or commercial quantities of relugolix, or if any of the drug substance supplied by Takeda cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
Our future success depends on our ability to attract and retain key personnel.
We expect to hire additional employees and consultants. The market for talent in our industry is very competitive, especially in the San Francisco Bay Area where we have substantial operations. Many of the other pharmaceutical companies we compete against for qualified personnel and consultants have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. It is particularly difficult to hire new employees during the COVID-19 pandemic as conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity.
In addition, our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the skills and leadership of our management team and key employees. Our senior management and key employees may terminate their positions with us at any time. If we lose one or more members of our senior management team or key employees or unable to attract and retain other personnel to accomplish our business objectives, our ability to successfully implement our business strategies could be seriously harmed.
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
Our or our affiliates’ employees, independent contractors, third-party manufacturers, principal investigators, consultants, commercial collaborators, service providers, and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory or legal standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our employees, contractors, advisers, including third-party manufacturers, principal investigators, consultants, commercial collaborators, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including: those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; laws that require manufacturing by cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy laws; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive regulations intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” and “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S., which could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical studies, creating fraudulent data in our nonclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.

Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition.
The majority of our employees are located in the U.S., primarily in the San Francisco Bay Area, with the rest of our employees located mainly in Switzerland. Our employees have been subject to “shelter-in-place” orders resulting from the COVID-19 pandemic that require our employees to work from home with limited exceptions. Our business may be negatively impacted from having all employees working remotely. For example, employees may be less efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. In addition, we rely on third parties in the U.S. and in various parts of the world to assist in the conduct of our clinical studies and to supply us with sufficient drug supplies. Our ability to ensure continuous clinical drug supply to patients and our ability to ensure continuous patient follow up and data monitoring for our ongoing clinical studies may be adversely impacted. Likewise, while we currently expect that the drug supply we have on hand is sufficient to support our ongoing clinical studies and anticipated commercial launches, our supply chain for raw materials, drug substance and drug product is worldwide, and the continued spread of the coronavirus and the duration of its impact on the ability of our suppliers to operate could negatively impact our manufacturing supply chain for relugolix combination tablet and relugolix monotherapy tablet. If disruptions to our supply chain persist for an extended period of time, our clinical study timelines, our financial condition and our results of operations may be negatively impacted.
In order to successfully commercialize our product candidates, we need to continue to expand our capabilities, including the hiring of qualified employees, engage potential prescribers in scientific exchange, build commercial infrastructure, conduct market research, develop promotional campaigns and resources, and engage payers in scientific exchange to demonstrate the value of our products and negotiate favorable contracts. The COVID-19 pandemic is making this work more difficult and may result in delays. Conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity. Our medical affairs team needs to ensure our scientific data are presented and published and our regional medical advisors need to engage potential prescribers in scientific exchange. Multiple medical conferences have been canceled and postponed resulting in fewer opportunities to present our scientific data and our medical affairs team members can only communicate virtually making it more difficult to educate and engage in scientific exchange. Travel restrictions may make it more difficult for us to maximize the potential of the Gedeon Richter (“Richter”) partnership and provide adequate collaboration and oversight. The COVID-19 pandemic may negatively impact our ability to attract the human resources required to build out our commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and payers and, if significant delays result, commercialize our product candidates. The extent to which the coronavirus and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In addition, the current COVID-19 pandemic may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S., which could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows.
Part of our business strategy involves international expansion, including establishing and maintaining operations outside of the U.S., and establishing and maintaining relationships with healthcare providers, payors, government officials, distributors, manufacturers and other third parties globally in case any of our product candidates is approved for marketing outside of the U.S.
Conducting business internationally involves a number of risks, including:

•
multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment, immigration and labor laws, privacy and cybersecurity laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•	possible failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

•	difficulties in managing foreign operations;

•	complexities associated with managing multiple payor-reimbursement, pricing and insurance regimes or self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable, and exposure to foreign currency exchange rate fluctuations;

•	reduced or no protection over intellectual property rights;

•
business interruptions resulting from geopolitical actions, economic instability, or natural disasters, including, but not limited to, wars and terrorism, economic weakness, inflation, political instability in particular foreign economies and markets, boycotts, curtailment of trade, labor disputes, unexpected changes in tariffs, and other business restrictions, outbreak of disease (such as the COVID-19 pandemic), fires, earthquakes, hurricane, tornado, severe storm, power outage, system failure, typhoons or floods;

•
failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Protection Regulation (the “GDPR”) which introduced strict requirements for processing personal data of individuals within the European Union (the “EU”);

•
failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.; and

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.
Any of these risks, if encountered, could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows. We have no prior experience in certain countries, and many biopharmaceutical companies have found the process of marketing their products in foreign countries to be very challenging.
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
On January 31, 2020, the U.K. withdrew from the EU. The U.K.’s withdrawal from the EU is commonly referred to as Brexit. Under the withdrawal agreement agreed between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules will continue to apply. During the Transition Period, negotiations between the U.K. and the EU are expected to continue in relation to the future customs and trading relationship between the U.K. and the EU following the expiration of the Transition Period. Due to the current COVID-19 global pandemic, negotiations between the U.K. and the EU scheduled for March, April and May have either been postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit following the Transition Period could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency (the “EMA”) relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including certain of our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of certain of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles.
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
Our computer systems, as well as those of our contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. We rely on our third-party providers to implement effective security and data recovery measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data, access or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of any current or future product candidate could be delayed.
If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.
We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, the California enacted the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.
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
We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical studies and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which has strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear whether, post Brexit, the U.K. will enact data protection legislation equivalent to the GDPR and how data transfers to and from the U.K. will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

The failure to successfully implement and maintain an enterprise resource planning system could adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.
We have implemented and continue to optimize a company-wide enterprise resource planning (“ERP”) system to upgrade certain existing business, operational, and finance processes and to ensure our operations are adequately scalable in support of our anticipated commercial launches. ERP implementations are complex and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources.
Any disruptions, delays, or deficiencies in the design or the ongoing maintenance and optimization of the new ERP system could adversely affect our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected and could cause us to fail to comply with the U.S. Securities and Exchange Commission (the “SEC”) reporting obligations related to our management’s assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business following the implementation of the ERP system, our business and results of operations could be harmed.
The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under the Sumitomo Dainippon Pharma Loan Agreement is calculated based on LIBOR and, when this occurs, we may need to agree with Sumitomo Dainippon Pharma to a new method of calculating the interest rate under the Sumitomo Dainippon Pharma Loan Agreement, which we may not be able to do. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
Potential product liability lawsuits against us could cause us to incur substantial liabilities and could impact ongoing and planned clinical studies as well as limit commercialization of any products that we may develop.
The use of any of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by regulatory or governmental agencies, consumers, healthcare providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
Use of social media platforms presents risks of inappropriate or harmful disclosures which could harm our business.
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
Risks Related to Clinical Development, Regulatory Approval and Commercialization
Clinical studies are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We cannot predict with any certainty the timing for commencement or completion of current or future clinical studies.
Any product candidate will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of relugolix combination therapy, relugolix monotherapy or MVT-602, which may delay the approval of an NDA or similar application. The clinical study process is also very time-consuming. The commencement and completion of clinical studies may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a study;

•	unforeseen safety issues;

•	lack of effectiveness during clinical studies;

•	identification of dosing issues;

•
inability to reach agreement on acceptable terms with prospective CROs and/or clinical study sites, the terms of which can be subject to extensive negotiations and may vary significantly among different CROs and clinical study sites;

•	slower than expected rates of patient recruitment and enrollment or failure to recruit suitable patients to participate in a study;

•	failure to open a sufficient number of clinical study sites;

•	unanticipated impact from changes in or modifications to clinical study design;

•
inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols, including missed assessments or impeded access to study sites due to government or institutional stay-at-home or shelter-in-place measures during the COVID-19 pandemic;

•	premature discontinuation of study participants from clinical studies or missing data, including from patients unable to come to study visits during the COVID-19 pandemic;

•
failure to manufacture or release sufficient quantities of relugolix, MVT-602, estradiol, progestin or placebo or failure to obtain sufficient quantities of concomitant medication, that in each case meet our quality standards, for use in clinical studies;

•	inability to monitor patients adequately during or after treatment; or

•	inappropriate unblinding of study patients or study results.
Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We, the FDA or an institutional review board (“IRB”) or other regulatory authority may suspend our clinical studies at any time if it appears that we or our collaborators are failing to conduct a clinical study in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practices (“cGCP”) or cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application (“IND”) or other submissions or the manner in which the clinical studies are conducted. In addition, product candidates in later stages of clinical development may fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Results from clinical studies may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Therefore, we cannot predict with any certainty the timing for commencement or completion of current or future clinical studies. If we experience delays in the commencement or completion of our clinical studies, or if we terminate a clinical study prior to completion, the commercial prospects of any product candidates could be harmed, and our ability to generate product revenue from any product candidates may be delayed. In addition, any delays in our clinical studies could increase our costs, cause a decline in our common share price, slow down the regulatory approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.
Moreover, principal investigators for our clinical studies may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical study site and the utility of the clinical study itself may be jeopardized. Clinical study sites, CROs and manufacturing sites may be inspected for compliance with cGCP or cGMP. Any questions about data integrity or significant quality issues could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
We are dependent on the research and development of relugolix and MVT-602 previously conducted by Takeda, and if Takeda did not conduct this research and development in compliance with applicable requirements this could result in increased costs and delays in our development of these product candidates.
Prior to our acquisition of worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of relugolix or MVT-602. We are dependent on Takeda having conducted such research and development in accordance with the applicable protocols, legal, regulatory, and scientific standards, having accurately reported the results of all clinical studies and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these studies and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to any of such nonclinical or clinical work could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.
Recruitment, enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical studies on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical studies. Enrollment in our clinical studies may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the study protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical studies will drop out of the studies before completion. In addition, unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical studies, could delay the commencement or rate of completion of our clinical studies. Furthermore, any negative results we, Takeda or Richter may report in clinical studies of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical studies of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment, enrollment, or retention in our clinical studies. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical studies, delaying or potentially preventing us from completing clinical studies. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.

The results of our clinical studies may not support our proposed claims for our product candidates. The results of previous clinical studies may not be predictive of future results, and interim or top-line data may be subject to change or qualification based on the complete analysis of data.
Even if our clinical studies are completed as planned, we cannot be certain that their results will support the efficacy or safety of our product candidates. For example, product candidates may not meet the criteria for success for their primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, statistical powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the study. Success in nonclinical testing and early clinical studies does not ensure that later clinical studies will be successful, and we cannot be sure that the results of later clinical studies will replicate the results of prior clinical studies and nonclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical study as a whole will be successful. In addition, the FDA may not agree that clinical study results are sufficient for approval for any product candidate, or even if approved, may not support a label that is capable of competing with existing treatments. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after having achieved promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Positive results from any of our clinical studies may not be predictive of the results of any of our other ongoing and potential future clinical studies, and there can be no assurance that the results of studies conducted by third parties will be viewed favorably or are indicative of our own future study results. We may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review, audit and verification of the data related to the particular study. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated.
A future failure of a clinical study to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical studies will delay the submission of our NDAs to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate product revenue.
Reported data or other clinical development announcements by Takeda may adversely affect our clinical development plan.
Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. Favorable announcements by Takeda do not guarantee that the results of our clinical studies will also be favorable as the designs of our Phase 3 clinical studies differ from those of Takeda. Further, if clinical study or post-marketing adverse events regarding Relumina® are reported, or subsequent announcements by Takeda regarding relugolix are unfavorable, it could negatively impact our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. Additionally, the Phase 3 data from the Takeda studies of Relumina® will be available to us, and may be used to support our submissions to relevant regulatory authorities. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of FDA’s (or other regulatory authority) evaluation. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
Drug development is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists for the treatment of each of uterine fibroids, endometriosis, and advanced prostate cancer, as well as infertility in women, there are several large and small pharmaceutical companies focused on delivering therapies for the treatment of these indications. Further, it is likely that additional drugs are being developed or will become available in the future for the treatment of each of our target indications.
We are aware of several companies that are developing and commercializing drugs that would compete against relugolix combination tablet and relugolix monotherapy tablet for the treatment of heavy menstrual bleeding associated with uterine fibroids, pain associated with endometriosis, and/or advanced prostate cancer, and against MVT-602 for the treatment of female infertility as part of assisted reproduction.

Many of our current and potential future competitors have significantly more experience commercializing drugs and may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than any product candidate that we may develop. Our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations. Competition may reduce the number and types of patients available to us to participate in our clinical studies, because some patients who might have opted to enroll in our studies may instead opt to enroll in a study being conducted by one of our competitors or opt to take an approved product. The availability and pricing of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we develop. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors.
The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals, we will not be able to commercialize relugolix combination tablet, relugolix monotherapy tablet, or MVT-602, and our ability to generate product revenue will be materially impaired.
The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Obtaining approval of an NDA from the FDA or a regulatory approval from a regulatory authority outside the U.S. is an expensive process. The submission of NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. We expect to incur additional costs in the fiscal year 2020 with the anticipated submission of NDAs to the FDA, including the fees associated with NDA and foreign equivalent submissions.
Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of relugolix combination tablet, relugolix monotherapy tablet, and MVT-602 for the specified indication. The process of responding to the FDA information requests in the review process and preparing for and appearing at a public advisory committee will require significant human and financial resources. If the information from our completed clinical studies are insufficient to support regulatory approvals, we may have to complete ongoing or additional clinical studies. For example, GnRH receptor antagonists, like relugolix, when taken alone, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flash or vasomotor symptoms, may be mitigated by the co-administration of relugolix in combination with low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy has been to formulate a single-tablet fixed-dose combination of relugolix with low-dose estradiol and a progestin (relugolix combination tablet) to maintain bone health and mitigate side effects of a low-estrogen state such as vasomotor symptoms, and to facilitate patient convenience and compliance. For our uterine fibroids NDA, we expect to submit data on a patient population followed for at least one year. If the FDA concludes that the data from these studies are insufficient to support regulatory approvals, we may be required to conduct further studies and we could face delays and increased expenses associated with our development programs and our commercial opportunity could be limited. If we are not able to obtain required regulatory approvals for relugolix combination tablet or if our competitors obtain regulatory approval of a fixed-dose combination with hormonal therapy before we do, we would be at a competitive disadvantage and this could limit our commercial opportunity.
We rely on third-party CROs and consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approvals or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue. In addition, any adverse developments with respect to our contract manufacturing organizations, including adverse findings during inspections, or delays related to the COVID-19 pandemic may also ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue.
Even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.
To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. We are reliant, in part, upon the regulatory expertise of Richter to gain approval for relugolix combination tablet in the licensed territories and are completely reliant on Richter to generate revenue in the licensed territories. If we or Richter fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
Adverse events associated with relugolix combination therapy, relugolix monotherapy, or MVT-602 could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical studies for relugolix combination therapy, relugolix monotherapy or MVT-602 or any future product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.
In addition, the FDA has raised concern about a potential increase in the risk of diabetes and certain cardiovascular diseases in men with prostate cancer treated with GnRH receptor agonists. Further, if post-marketing adverse events related to Relumina® are reported, it could negatively impact our clinical development plans for relugolix.
If any of our product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw their approval of the product or require a Risk Evaluation and Mitigation Strategy (a “REMS”) (or equivalent outside the U.S.) to impose restrictions on its distribution or other risk management measures;

•	we may be required to recall a product;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may be required to conduct post-marketing studies or clinical studies;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or limit the duration of use;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we may be required to repeat a nonclinical or clinical study or terminate a program, even if other studies or studies related to the program are ongoing or have been successfully completed;

•	we could be sued and held liable for harm caused to patients;

•	we could elect to discontinue the sale of our product;

•	the product may become less competitive; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing relugolix combination tablet, relugolix monotherapy tablet or MVT-602.

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
Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions-including in some cases, a boxed warning, be included in the product labeling. Even if relugolix combination tablet, relugolix monotherapy tablet or MVT-602 receives marketing approval, if the indication approved by regulatory authorities is narrower than we expect or the accompanying label limits the approved use of our product, our sales of products could be limited and we may not generate significant revenue from sales of our products.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including those discussed in the Risk Factor titled “Relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.”
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
Even if one of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments, including the convenience and ease or duration of administration;

•	the prevalence and severity of any side effects;

•	the content of the approved product label and our ability to make compelling product claims;

•	the effectiveness and adequacy of our marketing efforts, including direct-to-consumer advertising;

•	the effectiveness of sales efforts;

•	the patient out-of-pocket costs in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our products for sale at competitive prices;

•	the willingness of the potential patient population to try new therapies and of physicians to prescribe these therapies;

•	the breadth and cost of distribution support;

•	the availability of third-party payor coverage;

•	whether diagnosis and treatment rates increase for the diseases our products treat; and

•	any restrictions on the use of our product together with other medications.

Because we expect sales of relugolix combination tablet, relugolix monotherapy tablet and MVT-602, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of these product candidates to obtain market acceptance would harm our business and could require us to seek additional financing.
If we are unable to establish sales, market access, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, if approved.
To market any product that may be approved, we must build our sales, market access, marketing, distribution, and other commercial capabilities or make arrangements with third parties to perform these services. There are significant expenses and risks involved with establishing our own sales, market access, marketing and distribution capabilities, including: (i) our inability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our inability to attain access to adequate numbers of physicians to prescribe any drugs; (iii) the inability to negotiate with payors regarding reimbursement and formulary access for our products; and (iv) unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.
Any failure or delay in the development of our internal sales, market access, marketing and distribution capabilities, or third-party marketing and distribution capabilities such as our relationship with Richter, could delay any product launch, which would adversely impact its commercialization. The COVID-19 pandemic may negatively impact our ability to attract the human resources required to build out our commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and, if significant delays result, to commercialize our product candidates.
We may not have the resources in the foreseeable future to allocate to the sales, market access, marketing and distribution of our product candidates in certain markets outside the U.S. We have pursued collaborative arrangements regarding these functions for certain markets outside the U.S.; however, it might be difficult for us to find third parties in other markets that are willing to enter into such transactions on acceptable economic terms, or at all.
To the extent that we depend on third parties for sales, market access, marketing and distribution, such as our relationship with Richter, the financial returns to us will depend on our future collaborators’ capabilities. If any such future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the sales, distribution and marketing of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support channels, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others, the federal Anti-Kickback Statute, the federal false claims laws, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the federal Physician Payments Sunshine Act and analogous state laws.
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

Changes in legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize relugolix combination tablet, relugolix monotherapy tablet or MVT-602 and affect the prices we may obtain.
In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of relugolix combination tablet, relugolix monotherapy tablet or MVT-602, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval.
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, President Trump previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is also possible that additional governmental action is taken to address the COVID-19 pandemic.
Coverage may not be available for our product candidates, which could make it difficult for us to sell them profitably, if approved.
Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage for these products will be available from third-party payors, including government health administration authorities and private health insurers. In the U.S., no uniform policy of coverage for products exists among third-party payors. Third-party payors decide which drugs they will pay for, what steps prescribers must take to obtain authorization for patients to fill their prescriptions, and how much patients must pay out of their own pocket. Payor decisions regarding the extent of coverage to be provided for any product candidates that we develop through approval will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an affordable out-of-pocket cost for patients will be established. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy or prior authorizations. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients may not use our products unless coverage is provided and out-of-pocket costs for them are affordable. Manufacturers have the ability to lower costs for patients with commercial insurance through various patients’ saving offers such as co-pay cards or coupons. These types of consumer programs are not permissible for patients who participate in government health insurance programs such as Medicare or Medicaid.
Even if a payor places a product on its formulary, it may put in place procedures designed to control the utilization of our drugs, such as step-edits or prior-authorizations. Step edits require that a patient first try and fail to be adequately treated by one or more other prescription or over-the-counter medications. Prior authorizations require a physician to demonstrate with sufficient paperwork that a patient meets one or more criteria, such as having a formal diagnosis of the condition for which the drug is indicated, before the coverage for such drug can be provided. As a result, these additional requirements may deter physicians from prescribing our drugs.
The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price that such a payor will pay for the product. Even if we do obtain adequate levels of formulary access, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and affordable patient out-of-pocket costs will be available for any product that we commercialize. Inadequate coverage, patient affordability, and drug utilization controls may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future drugs, if approved.
Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of drug substance and drug product.
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and third-party CMOs. Under the Takeda Clinical Supply Agreement, Takeda supplied us with, and we obtained from Takeda, all of our requirements for relugolix drug substance and drug product that were used under our development plans for all indications. We expect that manufacturing support provided by Takeda will be sufficient for us to complete our ongoing Phase 3 programs for relugolix.
Takeda is no longer developing MVT-602. Additional process development and manufacturing would be required for us to complete further Phase 2 and Phase 3 clinical studies for MVT-602. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards.
If we need to replace a third-party manufacturer, or if any of our third-party manufacturers experience adverse developments, including with respect to adverse findings during inspections and/or the COVID-19 pandemic, we could experience a significant delay in the supply of a product candidate, or the raw material components thereof, which could result in a considerable delay in completing our clinical studies, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
We also will rely on Takeda and other third-party manufacturers to supply us with sufficient quantities of drug substance and drug product to be used, if approved, for the commercialization of any of our products. The facilities used by Takeda and our other contract manufacturers to manufacture our product candidates must be approved by the regulatory authorities pursuant to inspections that will be conducted after we submit our regulatory applications to such regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and other regulations and laws for the manufacture of relugolix drug substance and drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities and any applications that we submit to the FDA or other regulatory authorities that list those manufacturing facilities may be negatively affected. Our third-party contract manufacturing facilities must also be in an acceptable state of cGMP compliance and not be subject to a cGMP related regulatory or enforcement action that limits their ability to manufacture drug substance or drug product for commercial use. The FDA or other regulatory authority may withhold approval of any pending regulatory applications or supplements in which non-complaint facilities are listed. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability and timing to develop, obtain regulatory approval for or market our product candidates, if approved.

Our product candidates contain highly potent compounds and therefore require specialized manufacturing facilities. Depending on actual commercial demand, additional third-party manufacturing facilities will have to be established to meet the demand through technology transfer, process validation and regulatory approval before product manufactured at the new facilities can be marketed. Any delay in the technology transfer and process validation could limit adequate supply to meet our commercial demand.
Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to manufacture relugolix combination tablet;

•	failure of the drug substance transferred from Takeda or our other CMOs to meet our product specifications and quality requirements;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including cGMP and similar foreign standards;

•	deficient or improper record-keeping;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix combination tablet, relugolix monotherapy tablet, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;

•	adverse inspection findings by the FDA or other regulatory authorities at third-party manufacturing facilities and/or failure to remediate such findings;

•	cGMP regulatory or enforcement action at our third-party manufacturing facilities that limit their ability to manufacture drug substance or drug product for commercial use;

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
Regulatory requirements or manufacturing disruptions may make it difficult for us to be able to obtain materials or supplies necessary to conduct clinical studies or to manufacture and sell any of our product candidates, if approved.
To sustain our business, we need access to sufficient quantities of our product candidates to satisfy our clinical study needs and, if approved, to maintain sufficient commercial inventories of our products. If we are unable to purchase sufficient quantities of these materials or find suitable alternate materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture commercial products would be limited.
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if those suppliers are not approved or the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities both prior to and following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations, issue import restrictions or other cGMP or regulatory action that could affect our ability to obtain materials from such supplier. If the manufacturing operations of any single suppliers for any of our products are adversely affected or suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of materials from our suppliers was interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical studies. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake or a pandemic, equipment failure, or other difficulty, may negatively impact our development and commercialization efforts. If we were to encounter any of these difficulties, our ability to provide our products, if approved, and product candidates to patients would be jeopardized.
We are reliant on third parties to conduct, manage, and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We currently do not have the ability to independently conduct nonclinical studies that comply with Good Laboratory Practice (“GLP”) requirements. We also do not currently have the ability to independently conduct any clinical studies. We rely substantially on CROs and clinical study sites to ensure the proper and timely conduct of our clinical studies, and we have limited influence over their actual performance.
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
We and our CROs are required to comply with current GLP and GCP regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development, respectively. The regulatory authorities enforce GCP regulations through periodic inspections of clinical study sponsors, principal investigators, and clinical study sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical studies, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical studies is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with current GCP requirements, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical studies before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical studies, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as the sponsor of those studies.
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
The patents and patent applications that we own or have in-licensed may fail to result in issued patents with claims that protect relugolix, MVT-602 or any future product candidate in the U.S. or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover relugolix, MVT-602 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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

Risks Related to Our Common Shares
We have agreements with Sumitovant Biopharma Ltd. (“Sumitovant”), our majority shareholder, and with Sumitovant’s parent, Sumitomo Dainippon Pharma, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or Sumitomo Dainippon Pharma will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Dainippon Pharma, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to a loan agreement with Sumitomo Dainippon Pharma that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. Further, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Dainippon Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Dainippon Pharma, such as the ability of Sumitomo Dainippon Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and provide Sumitomo Dainippon Pharma with certain information and give them access to certain of our records. We may enter into additional agreements with Sumitovant or Sumitomo Dainippon Pharma in the future. Sumitovant and Sumitomo Dainippon Pharma may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Dainippon Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee comprised of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant and Sumitomo Dainippon Pharma may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares.
The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to significant fluctuations in response to a variety of factors, including, but not limited to, the following:

•	inability to obtain additional funding, or investor perception that we may be unable to obtain additional funding or funding on desirable terms;

•	any delay in the commencement, enrollment, and ultimate completion of our clinical studies;

•	actual or anticipated results of clinical studies of any of our product candidates or those of our competitors;

•
any delay in submitting an NDA or similar application for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of that NDA or similar application, as the case may be;

•	failure to successfully develop and commercialize any of our current or future product candidates;

•	regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to any of our current or future product candidates;

•	adverse regulatory decisions or findings;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for any of our current or future product candidates, or the inability to do so at acceptable prices;

•	inability to hire a qualified sales force in a timely fashion;

•
inability to establish commercial capabilities and expertise including product marketing, sales, trade and distribution, pricing, market access, data analytics and insights, and other commercial operations functions;

•	adverse developments or perceived adverse developments with respect to our third-party vendors on which we rely, including contract manufacturing organizations and contract research organizations;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to maintain effective internal control over financial reporting;

•	failure to meet or exceed the estimates and projections of the investor community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	adverse developments or perceived adverse developments with respect to our alliance partners and affiliates including Takeda, Sumitovant, Sumitomo Dainippon Pharma and/or Richter;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	changes in estimates of financial results or investment recommendations by securities analysts;

•
significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of management or other key personnel;

•	short sales of our common shares;

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

•
any changes in our relationship with Sumitovant and/or Sumitomo Dainippon Pharma, or actions taken or omission of actions with respect to the Sumitomo Dainippon Pharma Loan Agreement or the Investor Rights Agreement;

•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;

•	trading liquidity of our common shares;

•	investors’ general perception of our company, our business, and our majority shareholder;

•	general political, economic, industry, and market conditions;

•	effects of natural or man-made catastrophic events, including the COVID-19 pandemic; and

•	the other factors described in this “Risk Factors” section.
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
Additionally, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects.
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
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is currently restricted by the terms of the Sumitomo Dainippon Pharma Loan Agreement. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.
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
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended, (the “Companies Act”) which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits, and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.
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
Legislation enacted in Bermuda as to economic substance may affect our operations.
Pursuant to the Economic Substance Act 2018 of Bermuda, as amended (the “Economic Substance Act”) that came into force on January 1, 2019, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (a “non-resident entity”) that carries on as a business any one or more of the “relevant activities” referred to in the Economic Substance Act must comply with economic substance requirements. The Economic Substance Act may require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain physical offices and premises in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes carrying on any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service centre, intellectual property and holding entities.
Based on the Economic Substance Act currently, for so long as we are a non-resident entity, we are not required to satisfy any such economic substance requirements other than providing the Bermuda Registrar of Companies annually information on the jurisdiction in which it claims to be resident for tax purposes together with sufficient evidence to support that tax residence. We currently do not anticipate material impact on our business or operations from the Economic Substance Act. However, since such legislation is new and remains subject to further clarification and interpretation, it is not currently possible to ascertain the precise impact of the Economic Substance Act on us. If we ceased to be a non-resident entity, we may be unable to comply with the Economic Substance Act or may have to restructure our business to comply with the Economic Substance Act, either of which may have a material adverse effect on our business.
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
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. In addition, our effective tax rate could be adversely affected if we do not obtain favorable tax rulings from certain taxing authorities. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations, and cash flows.
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
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda, and other jurisdictions, as well as being affected by certain changes resulting from the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; (5) changes in the taxation of share-based compensation; (6) changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and (7) challenges to the transfer pricing policies related to our structure.
U.S. holders that own 10 percent or more of the vote or value of our common shares may suffer adverse tax consequences because we and our non-U.S. subsidiaries are expected to be characterized as “controlled foreign corporations” (“CFCs”), under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).
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
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares. In addition, special information reporting may be required.
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. With respect to the taxable year that ended on March 31, 2020, we believe that we were not a PFIC; however, with respect to the current taxable year and foreseeable future taxable years, because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time, we cannot predict whether we will or will not be classified as a PFIC. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located at Suite 1, 3rd Floor, 11-12 St. James’s Square, London, United Kingdom SW1Y 4LB. Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also have business operations in Brisbane, California and Basel, Switzerland. We do not own any properties.
We lease 40,232 square feet of office space located in Brisbane, California, pursuant to a lease agreement that expires in May of 2026, for which we have the option to extend the lease term for an additional seven years. We also sublease 20,116 square feet of office space pursuant to a sublease agreement that expires in February of 2024. We believe that our leased facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.
Item 3.    Legal Proceedings
From time to time, we may become involved in legal proceedings related to claims arising from the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating result, or financial condition.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Shares
Our common shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “MYOV” on October 27, 2016. Prior to that date, there was no public trading market for our common shares.
Shareholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of May 14, 2020, we had nine shareholders of record of our common stock. We believe that the number of beneficial owners of our common shares at that date was substantially greater. The number of holders of record is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
Dividend Policy
We have never declared or paid cash dividends on our common shares. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on a number of factors, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, pursuant to Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) that the realizable value of its assets would thereby be less than its liabilities. Furthermore, our ability to pay cash dividends is currently restricted by the terms of the Sumitomo Dainippon Pharma Loan Agreement.
Recent Sales of Unregistered Equity Securities
Not applicable.
Purchases of Equity Securities by the Issuer
None.
Item 6.    Selected Financial Data
Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this Annual Report on Form 10-K.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This section generally discusses the fiscal years ended March 31, 2020 and 2019 items and comparisons between these fiscal years. Discussions of the fiscal year ended March 31, 2018 items and comparisons between the fiscal years ended March 31, 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the United States Securities and Exchange Commission on May 24, 2019.
Business Overview
We are a healthcare company focused on redefining care for women and for men. Our lead product candidate is relugolix, a once-daily, oral, gonadotropin-releasing hormone (“GnRH”) receptor antagonist for which we have successfully completed multiple Phase 3 clinical studies across three distinct indications. We are preparing for potential commercial launches in the U.S. of relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) for women with heavy menstrual bleeding associated with uterine fibroids or pain associated with endometriosis and relugolix monotherapy tablet (120 mg) for men with advanced prostate cancer, in anticipation of U.S. Food and Drug Administration (“FDA”) approval to market in these indications. We submitted our New Drug Application (“NDA”) to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer in April 2020, and currently expect to submit an NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids in May 2020. We announced positive results from the first of two replicate Phase 3 clinical studies evaluating relugolix combination therapy in women with pain associated with endometriosis, and expect to announce top-line results from the second study in the second quarter of calendar year 2020. In addition, we are developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as a part of assisted reproduction. Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted us a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. On March 30, 2020, we entered into an exclusive license agreement with Gedeon Richter Plc. (“Richter”) for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in certain territories outside of the U.S. Under this agreement, we have retained all of our rights to relugolix combination tablet in the U.S. and Canada, as well as rights to relugolix in other therapeutic areas outside of women’s health. In March 2020, we submitted a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (“EMA”) for relugolix combination tablet in uterine fibroids. The MAA submission has completed validation and is now under evaluation by the EMA. Additional information regarding our business and product candidates is included in Part I. Item 1., “Business,” of this Annual Report on Form 10-K.
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
On December 27, 2019, Sumitovant BioPharma Ltd. (“Sumitovant”), a subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”), became our majority shareholder and a related party after acquiring approximately 50.2% of our common shares outstanding on December 27, 2019. These common shares were acquired from our former majority shareholder, Roivant Sciences Ltd. (“Roivant,” “RSL,” or “former majority shareholder”) at the closing of a transaction between Roivant and Sumitomo Dainippon Pharma. As of March 31, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own approximately 52.1% of our outstanding common shares. As a result of the transfer of these common shares, Roivant no longer beneficially owns any of our common shares.
Fiscal Year Ended March 31, 2020 and Recent Clinical and Business Highlights
The following summarizes our fiscal year ended March 31, 2020 and recent clinical and business highlights. Additional information regarding our relugolix and MVT-602 clinical programs is included in Part I. Item 1., “Business,” of this Annual Report on Form 10-K.
Relugolix Clinical Programs

•	Phase 3 Program for the Treatment of Advanced Prostate Cancer (HERO)

◦
On April 21, 2020, we announced the submission of an NDA to the FDA for once-daily, oral relugolix monotherapy tablet (120 mg) for the treatment of men with advanced prostate cancer. The NDA submission was supported by efficacy and safety data from the Phase 3 HERO study, a randomized pivotal study comparing relugolix monotherapy versus leuprolide acetate. In the HERO study, relugolix monotherapy met the primary efficacy endpoint with 96.7% of men achieving sustained testosterone suppression to castrate levels (< 50 ng/dL) through 48 weeks, and all tested key secondary endpoints, while demonstrating 54% fewer major adverse cardiovascular events as compared with leuprolide injections administered every 3 months.

◦
We enrolled 434 men with metastatic prostate cancer in the HERO study, comprising 295 men from the original HERO study and an additional cohort of 139 men that completed enrollment in July 2019. We filed an amendment to the HERO study protocol to enroll 139 additional men with metastatic prostate cancer and to add the secondary objective of demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide. We currently expect to report additional data from the HERO study measuring castration resistance-free survival in approximately 430 men with metastatic prostate cancer in the third quarter of calendar year 2020.

◦	New efficacy and cardiovascular safety data from our HERO study will be presented in an oral presentation at the American Society of Clinical Oncology Virtual Scientific Program on May 29, 2020.

•	Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids (LIBERTY)

◦
On May 14, 2019, we announced that LIBERTY 1, the first of two replicate Phase 3 studies evaluating once-daily relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids, met its primary efficacy endpoint and six key secondary endpoints. In the primary endpoint analysis, 73.4% of women receiving once-daily oral relugolix combination therapy achieved the responder criteria compared with 18.9% of women receiving placebo (p < 0.0001). The 24-week study achieved six key secondary endpoints with statistical significance compared to placebo, including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.

◦
On July 23, 2019, we announced that LIBERTY 2, the second of two replicate Phase 3 studies evaluating once-daily relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids, met its primary efficacy endpoint and six key secondary endpoints. In the primary endpoint analysis, 71.2% of women receiving once-daily oral relugolix combination therapy achieved the responder criteria compared with 14.7% of women receiving placebo (p < 0.0001). The 24-week study achieved the same six key secondary endpoints with statistical significance compared to placebo as those in LIBERTY 1 including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.

◦
In February 2020, we announced positive safety and efficacy data from the Phase 3 LIBERTY long-term extension study of relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids with an 87.7% response rate and, on average, an 89.9% reduction in menstrual blood loss from baseline, while demonstrating maintenance of bone mineral density through one year consistent with LIBERTY 1 and 2.

◦
On March 9, 2020, we announced the submission of a MAA to the EMA for relugolix combination tablet for the treatment of women with moderate to severe symptoms associated with uterine fibroids. The MAA submission has completed validation and is now under evaluation by the EMA.

◦	We currently expect to submit an NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids in May 2020.

•	Phase 3 Program for the Treatment of Pain Associated with Endometriosis (SPIRIT)

◦
On April 22, 2020, we announced that SPIRIT 2, the first of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with pain associated with endometriosis, met its co-primary efficacy endpoints and six key secondary endpoints. In the co-primary endpoint analysis of SPIRIT 2, 75.2% of women receiving once-daily oral relugolix combination therapy achieved a clinically meaningful reduction in dysmenorrhea versus 30.4% of women in the placebo group (p < 0.0001). For nonmenstrual pelvic pain, relugolix combination therapy achieved a clinically meaningful reduction in 66.0% of women versus 42.6% of women in the placebo group (p < 0.0001). On average, women receiving relugolix combination therapy had a 75.1% reduction on the 11-point (0 to 10) Numerical Rating Scale for dysmenorrhea from 7.2 (severe pain) to 1.7 (mild pain). Six key secondary endpoints measured at Week 24 and compared to placebo achieved statistical significance, including changes in mean dysmenorrhea and overall pelvic pain, impact of pain on daily activities as measured by the Endometriosis Health Profile-30 (EHP-30) pain domain, a greater proportion of women not using opioids (all p-values < 0.0001), changes in nonmenstrual pelvic pain (p = 0.0012), and dyspareunia (painful intercourse) (p = 0.0489). An endpoint evaluating change in analgesic use did not achieve statistical significance.

◦	We completed enrollment of 638 patients in the SPIRIT 1 study and currently expect to report top-line results from the SPIRIT 1 study in the second quarter of calendar year 2020.

•	Ovulation Inhibition Study

◦
On April 22, 2020, we announced results from an open-label, single-arm ovulation inhibition study consisting of a pre-treatment period to confirm ovulatory status, an 84-day treatment period (three cycles) to assess the effects of relugolix combination therapy on ovulation inhibition, and a post-treatment follow-up period to determine the time to the return of ovulation. Ovulation inhibition was based on the Hoogland-Skouby scale. In this study, relugolix combination therapy achieved 100% ovulation inhibition in 67 healthy women with no women ovulating during the 84-day treatment period, as evaluated by the Hoogland-Skouby assessment scale (score < 5). Furthermore, 100% of women resumed ovulation or menses upon discontinuation of treatment with an average time to ovulation of 23.5 days.

•	Bioequivalence Study of Relugolix Combination Therapy and Relugolix Combination Tablet

◦
On July 23, 2019, we announced that a separate clinical study of our relugolix combination tablet met all required and pre-specified criteria for bioequivalence to the two tablets (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) used in our Phase 3 uterine fibroid and endometriosis clinical studies, providing data necessary to include the once-daily dosing regimen of relugolix combination tablet in our NDA and MAA submissions for the treatment of heavy menstrual bleeding associated with uterine fibroids and endometriosis.

Corporate

•
On June 4, 2019, we completed an underwritten public equity offering of 17,424,243 of our common shares at a public offering price of $8.25 per common share. After deducting the underwriting discounts and commissions and offering costs paid by us, the net proceeds to us in connection with the underwritten public equity offering were approximately $134.5 million.

•
On December 27, 2019, Sumitovant became our majority shareholder and a related party after acquiring 45,008,604 of our outstanding common shares, representing approximately 50.2% of our common shares outstanding on December 27, 2019. These common shares were acquired from our former majority shareholder, Roivant, at the closing of a transaction between Roivant and Sumitomo Dainippon Pharma. As of May 14, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,468,472 of our outstanding common shares, representing approximately 53.9% of our common shares outstanding on May 14, 2020.

•
On December 27, 2019, we entered into an Investor Rights Agreement with Sumitomo Dainippon Pharma and Sumitovant that provides certain protections for our minority shareholders for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own more than 50% of our common shares. Pursuant to the Investor Rights Agreement, among other things, we agreed, at the request of Sumitovant, to register for sale, under the Securities Act of 1933, common shares beneficially owned by Sumitovant, subject to specified conditions and limitations. In addition, we agreed to periodically provide Sumitovant (i) certain financial statements, projections, capitalization summaries and other information and (ii) access to our books, records, facilities, and employees.

•
On December 27, 2019, we, and our subsidiary, Myovant Sciences GmbH (“MSG”), entered into a loan agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”) under which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount of up to $400.0 million, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement. Through March 31, 2020, we have borrowed $113.7 million under the Sumitomo Dainippon Pharma Loan Agreement, which was used to repay all outstanding obligations of us and our subsidiaries to Hercules Capital, Inc. (“Hercules”) and NovaQuest Capital Management (“NovaQuest”) and to satisfy certain other fees and expenses. As of March 31, 2020, approximately $286.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. In April 2020, we borrowed an additional $80.0 million under the Sumitomo Dainippon Pharma Loan Agreement. The interest rate for any draws under the Sumitomo Dainippon Pharma Loan Agreement is the 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3%.

•
On March 30, 2020, we entered into an exclusive license agreement with Richter for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in certain territories outside of the U.S. We have retained all of our rights to relugolix combination tablet in the U.S. and Canada, as well as rights to relugolix in other therapeutic areas outside of women’s health. On March 31, 2020, we received an upfront payment of $40.0 million, which is included in current deferred revenue on our audited consolidated balance sheet, and are eligible to receive up to $40.0 million in regulatory milestones (of which $10.0 million was received in April 2020) and up to $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval. We have also agreed to assist Richter in transferring manufacturing technology from our contract manufacturing organizations to enable Richter to manufacture relugolix combination tablet. If requested by Richter, we have agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to our agreements with our contract manufacturing organizations.

Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. To date, we have not generated any product revenue, and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. We have funded our operations primarily from the issuance and sale of our common shares and from debt financing arrangements.
As of March 31, 2020 and 2019, we had an accumulated deficit of $791.0 million and $502.0 million, respectively. We had net losses of $289.0 million and $273.6 million for the years ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had cash, cash equivalents, marketable securities, and committed funding available to us of $365.9 million consisting of $79.6 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to $156.1 million of cash and cash equivalents and no committed funding available to us as of March 31, 2019. We are permitted to request quarterly draws under the Sumitomo Dainippon Pharma Loan Agreement, subject to certain terms and conditions, including consent of our board of directors. In April 2020, we borrowed an additional $80.0 million under the Sumitomo Dainippon Pharma Loan Agreement.
COVID-19 Pandemic
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (“COVID-19 pandemic”) based on the rapid increase in exposure globally.
To date, the impact of the COVID-19 pandemic on our ability to advance our clinical studies, regulatory activities, and preparation for the potential commercialization of our product candidates has been limited and all of our publicly announced milestones remain on track. However, if the COVID-19 pandemic persists, and depending on the further evolution of the pandemic and its effects on our activities, we may experience more significant impacts on our business operations. Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part I. Item 1A. of this Annual Report on Form 10-K.
Financial Operations Overview
Revenue
To date, we have not generated any product revenue, and we do not expect to generate any revenue, from the sale of any products unless and until we obtain regulatory approval of and commercialize relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or a potential future product candidate.
Research and Development Expenses
Our research and development (“R&D”) expenses to date have been primarily limited to the clinical development of our product candidates including the conduct of multiple Phase 3 and earlier clinical studies, the expansion of our team, and the initiation of activities in preparation for our anticipated commercial launches such as the establishment of our medical affairs function, as well as certain manufacturing activities. Our R&D expenses include program-specific costs, as well as costs that are not allocated to a specific program.
Program-specific costs primarily include third-party costs, which include expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, as well as costs related to manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions for relugolix combination tablet and relugolix monotherapy tablet, and other third-party expenses directly attributable to the development of our product candidates.
Unallocated costs primarily include employee-related expenses, such as salaries, share-based compensation, benefits and travel for employees engaged in R&D activities including clinical operations, biostatistics, regulatory, and medical affairs, the cost of contractors and consultants who assist with R&D activities not specific to a program, and costs billed and allocated to us from our former majority shareholder pursuant to the Services Agreements that were terminated on December 27, 2019 (See Note 7(B) to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
R&D activities have been, and will continue to be, central to our business model. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. It is difficult to determine with certainty the duration and completion costs of any clinical study that we may conduct. We expect our overall R&D expenses to continue to be a significant area of spend. We expect our overall R&D expenses to decrease over the next few quarters as we expect to complete our Phase 3 studies. However, we also expect the decreases in clinical study expenses will be partially offset by increases in other R&D expenses as we prepare regulatory submissions for our product candidates, establish a medical affairs function, and incur manufacturing expenses in connection with preparations for our anticipated commercial launches of relugolix combination tablet and relugolix monotherapy tablet.
The duration, costs and timing of clinical studies and development of relugolix combination therapy, relugolix monotherapy, MVT-602 and any other product candidates will depend on a variety of factors that include, but are not limited to: the number of studies required for approval; the per patient study costs; the number of patients who participate in the studies; the number of sites included in the studies; the countries in which the studies are conducted; the length of time required to recruit and enroll eligible patients; the number of patients who fail to meet the study’s inclusion and exclusion criteria; the number of study drug doses that patients receive; the drop-out or discontinuation rates of patients; the potential additional safety monitoring or other studies requested by regulatory agencies; the duration of patient follow-up; the timing and receipt of regulatory approvals; the costs of clinical study materials; and the efficacy and safety profile of the product candidate.
In addition, the probability of success for relugolix combination tablet, relugolix monotherapy tablet, MVT-602 and any other product candidates, if approved, will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine with certainty the duration and completion costs of our clinical programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist primarily of personnel costs, such as salaries, benefits, share-based compensation and travel expenses for our executive, finance, human resources, legal, commercial operations and other administrative functions. G&A expenses also include expenses incurred under agreements with third parties relating to legal, accounting, auditing and tax services, rent and facilities costs, information technology costs, commercial operations, and general overhead. G&A costs in the periods presented also include costs billed and allocated to us from our former majority shareholder pursuant to Services Agreements that were terminated on December 27, 2019 (See Note 7(B) to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
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
Interest Expense
Interest expense consists of interest expense related to our previously outstanding debt with Hercules and NovaQuest as well as the associated non-cash amortization of debt discounts and issuance costs.
Interest Expense (Related Party)
Interest expense (related party) consists of interest expense pursuant to the Sumitomo Dainippon Pharma Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. The anticipated increases in our outstanding debt under the Sumitomo Dainippon Pharma Loan Agreement will result in an increase in interest expense (related party) in future periods.
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

Results of Operations
The following table summarizes our results of operations for the years ended March 31, 2020 and 2019, respectively (in thousands):

	Years Ended March 31,
	2020	2019
Operating expenses:
Research and development	$192,560	$222,607
General and administrative	82,327	42,219
Total operating expenses	274,887	264,826
Interest expense	11,222	8,821
Loss on extinguishment of debt	4,851	—
Interest expense (related party)	1,441	—
Interest income	(2,552)	(881)
Other (income) expense, net	(1,621)	309
Loss before income taxes	(288,228)	(273,075)
Income tax expense	761	476
Net loss	$(288,989)	$(273,551)
Research and Development Expenses
For the years ended March 31, 2020 and 2019, our R&D expenses consisted of the following (in thousands):

	Years Ended March 31,
	2020	2019	Change
Program-specific costs:
Relugolix	$131,737	$182,602	$(50,865)
MVT-602	1,698	4,919	(3,221)

Unallocated costs:
Share-based compensation	14,524	7,161	7,363
Personnel expense	32,716	23,210	9,506
Services Agreements with former majority shareholder	—	748	(748)
Other expense	11,885	3,967	7,918
Total R&D expenses	$192,560	$222,607	$(30,047)
R&D expenses decreased by $30.0 million, to $192.6 million, for the year ended March 31, 2020 compared to $222.6 million for the year ended March 31, 2019. R&D expenses in both periods primarily include expenses related to our Phase 3 clinical programs, manufacturing expenses, as well as personnel-related expenses for employees engaged in R&D activities. R&D expenses for the year ended March 31, 2019 reflected a ramp up in relugolix Phase 3 study costs primarily related to study enrollment, whereas R&D expenses for the year ended March 31, 2020 reflect declining relugolix Phase 3 study costs as certain studies are in the process of winding down. The decrease in relugolix Phase 3 study costs of approximately $50.9 million were partially offset by increases in other R&D expenses related predominantly to regulatory activities in connection with regulatory submissions for relugolix combination tablet and relugolix monotherapy tablet in multiple indications and jurisdictions and the build out of our medical affairs organization in connection with preparations for our anticipated commercial launches, as well as increases in personnel expenses, share-based compensation expense, and other R&D expenses.
R&D expenses for the year ended March 31, 2020 consisted primarily of program-specific costs comprised of CRO, drug supply and other study, regulatory, and manufacturing related costs of $133.4 million, personnel expenses of $32.7 million, share-based compensation expense of $14.5 million, and other R&D costs of $11.9 million, which primarily includes contractors, consultants, and information technology costs. Share-based compensation expense includes $1.8 million related to the accelerated vesting of certain equity awards as a result of a change in control in Myovant in connection with the closing of the transaction between Roivant and Sumitomo Dainippon Pharma.

R&D expenses for the year ended March 31, 2019 consisted primarily of CRO, clinical drug supply and other study and manufacturing related costs of $186.4 million, personnel-related expenses of $23.2 million, share-based compensation expense of $7.2 million, and costs billed to us under the then existing Services Agreements with Roivant of $2.3 million, including unallocated personnel expenses and third-party pass-through costs associated with our clinical and other research programs.
General and Administrative Expenses
G&A expenses increased by $40.1 million to $82.3 million for the year ended March 31, 2020 compared to $42.2 million for the year ended March 31, 2019, primarily due to increases in expenses related to commercial operations activities in advance of potential future regulatory approvals of relugolix combination tablet and relugolix monotherapy tablet, personnel-related expenses, and share-based compensation expenses, as well as professional service fees, other general overhead, administrative, and information technology expenses to support our headcount growth and expanding operations and the assumption of activities previously provided by Roivant, partially offset by a reduction of costs billed to us under the then existing Services Agreements with Roivant as a result of our assumption of these activities by our own personnel and other third party service providers. G&A expenses for the year ended March 31, 2020 include certain one-off increases as a result of the change in control in Myovant in connection with the closing of the transaction between Roivant and Sumitomo Dainippon Pharma, namely $10.2 million in share-based compensation expense related to the accelerated vesting of certain equity awards as well as a $3.6 million capital tax accrual.
For the year ended March 31, 2020, G&A expenses consisted primarily of share-based compensation expense of $25.7 million, personnel-related expenses of $19.1 million, commercial operations expenses of $12.7 million, general overhead, administrative and information technology expenses of $11.9 million, professional service fees of $6.0 million, capital tax accrual of $3.6 million, and rent and other facilities related costs of $2.8 million. Share-based compensation expense includes $10.2 million related to the accelerated vesting of certain equity awards as a result of a change in control in Myovant in connection with the closing of the transaction between Roivant and Sumitomo Dainippon Pharma.
For the year ended March 31, 2019, G&A expenses consisted of personnel-related and general overhead expenses of $21.9 million, share-based compensation expenses of $11.5 million, costs of $2.5 million billed to us under the then existing Services Agreements with Roivant, including personnel expenses, overhead allocations and third-party pass-through costs, legal and professional service fees of $4.2 million and rent and other facilities related costs of $2.1 million.
Interest Expense
Interest expense increased by $2.4 million, to $11.2 million for the year ended March 31, 2020 compared to $8.8 million for the year ended March 31, 2019. The increase was primarily the result of higher outstanding debt balances under our financing arrangements with NovaQuest and Hercules during the year ended March 31, 2020 (until the outstanding debt was repaid) as compared to the prior year. On December 31, 2019, we repaid all of our outstanding obligations to NovaQuest and Hercules.
Interest Expense (Related Party)
Interest expense (related party) was $1.4 million for the year ended March 31, 2020, and represents interest expense under the Sumitomo Dainippon Pharma Loan Agreement, which we entered into on December 27, 2019. There were no such amounts in the prior year. We expect our interest expense (related party) to increase in future periods as a result of expected draws under the Sumitomo Dainippon Pharma Loan Agreement.
Interest Income
Interest income increased by $1.7 million to $2.6 million for the year ended March 31, 2020 compared to $0.9 million for the year ended March 31, 2019. During the fourth quarter of the prior year, we began investing a portion of our cash in a combination of money market funds, commercial paper and short-term corporate bonds. As a result, the prior year financial results include interest income earned during one fiscal quarter, whereas financial results for the year ended March 31, 2020 include interest income earned during four fiscal quarters.
Loss on Extinguishment of Debt
For the year ended March 31, 2020, we incurred a $4.9 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs and debt discounts, prepayment penalties and early redemption fees in connection with the repayment of outstanding obligations to NovaQuest and Hercules. There were no such amounts in the prior year.
Other (Income) Expense, net
Other (income) expense, net consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities. The impact of foreign exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. For the year ended March 31, 2020, we recorded a foreign exchange gain of $1.6 million. For the year ended March 31, 2019, we recorded a foreign exchange loss of $0.3 million.
Income Tax Expense
Our income tax expense for the years ended March 31, 2020 and 2019, were $0.8 million and $0.5 million, respectively. Our effective tax rate for the years ended March 31, 2020 and 2019 was (0.26)% and (0.17)%, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares and from debt financing arrangements. As of March 31, 2020, we had cash, cash equivalents, marketable securities, and committed funding available to us of $365.9 million, consisting of $79.6 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to $156.1 million of cash and cash equivalents and no committed funding available to us as of March 31, 2019. Additional funds may be drawn down by us under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors. In April 2020, we borrowed an additional $80.0 million under the Sumitomo Dainippon Pharma Loan Agreement. For additional information about the Sumitomo Dainippon Pharma Loan Agreement, see Note 7(A) to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Pursuant to our exclusive license agreement with Richter, we received an upfront payment of $40.0 million on March 31, 2020, and are eligible to receive up to $40.0 million in regulatory milestones and up to $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval. In April 2020, we received a $10.0 million regulatory milestone payment pursuant to this agreement.
As of March 31, 2020, we had approximately $10.4 million of capacity available to us under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
For the years ended March 31, 2020 and 2019, we had net losses of $289.0 million and $273.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $791.0 million.
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. We have not generated any product revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates. Our operating losses and negative operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical studies, anticipated regulatory filings, pre-commercialization efforts and our expenditures on other R&D and G&A activities.
We anticipate that our capital requirements will be significant as we:

•	submit NDAs and other regulatory filings for our product candidates;

•	expand our chemistry, manufacturing, and control and other manufacturing related activities;

•	seek to identify, acquire, develop, and commercialize additional product candidates;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire scientific, clinical, regulatory, quality, and administrative personnel;

•	add operational, accounting, finance, quality, commercial, and management information systems and personnel;

•	seek regulatory approvals for any product candidates that successfully complete clinical studies;

•	establish a medical affairs group with a medical scientific liaison team;

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
Based on our current operating plan, we expect that our cash, cash equivalents, marketable securities and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ended March 31, 2021. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our current cash, cash equivalents, marketable securities, and amounts currently available to us under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient to enable us to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. We anticipate that we will continue to incur net losses and negative operating cash flows for the foreseeable future.
To continue as a going concern, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including through financing activities in public or private capital markets. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. Although we expect to draw under the Sumitomo Dainippon Pharma Loan Agreement on a quarterly basis, such draws are contingent upon the consent of our board of directors. If Sumitomo Dainippon Pharma fails to own at least a majority of our common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. ASC 240-40, Going Concern, does not allow us to consider future financing activities that are uncertain in our assessment of our future cash burn for the purpose of our liquidity assessment. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back, or discontinue operations.
Until such time, if ever, as we can generate substantial revenue from sales of relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or any future product candidate, we expect to fund our operations through a combination of cash, cash equivalents, and marketable securities currently on hand, equity offerings, debt financings, structured transactions such as royalty financings, collaboration, license or development agreements, or other collaborations, as well as quarterly draws under the Sumitomo Dainippon Pharma Loan Agreement, subject to the consent of our board of directors. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. The Sumitomo Dainippon Pharma Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, raising capital through equity offerings, making capital expenditures or declaring dividends.
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
Cash Flows
The following table sets forth a summary of our cash flows (in thousands):

	Years Ended March 31,
	2020	2019
Net cash used in operating activities	$(221,172)	$(224,088)
Net cash used in investing activities	$(3,935)	$(1,236)
Net cash provided by financing activities	$145,926	$273,899
Operating Activities
For the year ended March 31, 2020 we used $221.2 million in operating activities primarily due to our ongoing clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet, and the expansion of our company. This was primarily attributable to a net loss for the period of $289.0 million and a decrease of $24.6 million in accrued expenses resulting primarily from a decrease in accrued R&D expenses and decreases of $1.1 million in interest payable and $2.3 million in deferred interest payable related to our previously outstanding debt which was repaid in full on December 31, 2019. These amounts were partially offset by an increase of $40.0 million in current deferred revenue related to the upfront payment we received from Richter on March 31, 2020, an increase in accounts payable of $4.3 million, due to timing of invoice payments, and an increase in other liabilities of $3.6 million, due to a capital tax accrual as a result of the change in control in Myovant, along with non-cash items including $40.3 million of share-based compensation expense as a result of an increase in headcount (which also includes $12.0 million related to the accelerated vesting of certain equity awards as a result of the change in control in Myovant in connection with the closing of the transaction between Roivant and Sumitomo Dainippon Pharma), $3.3 million of total depreciation and amortization expense, and a $4.9 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs and debt discounts, prepayment penalties and early redemption fees in connection with the repayment of outstanding obligations to NovaQuest and Hercules on December 31, 2019.
For the year ended March 31, 2019, we used $224.1 million in operating activities primarily due to our ongoing development and clinical studies for relugolix and MVT-602. This was primarily attributable to a net loss for the period of $273.6 million, an increase of $5.1 million in prepaid expenses and other current assets along with a decrease of $1.8 million in amounts due to our former majority shareholder and its subsidiaries. These amounts were partially offset by an increase of $23.3 million in accrued expenses resulting primarily from an increase in accrued R&D expenses due to the progress of our clinical studies and an increase in accrued compensation-related expenses as a result of an increase in personnel, $6.4 million in accounts payable due to the progress of our clinical studies and growth of our company, $2.0 million in deferred interest payable related to our then existing outstanding debt with NovaQuest which was to be paid on a deferred basis pursuant to the terms of the NovaQuest Securities Purchase Agreement, $18.7 million of non-cash share-based compensation expense as a result of an increase in headcount, and $2.5 million of total depreciation and amortization expense.
Investing Activities
For the year ended March 31, 2020, we used $3.9 million in investing activities, which consisted of $32.1 million for purchases of marketable securities and $1.1 million for the purchase of property and equipment, partially offset by proceeds of $29.2 million from the maturities of marketable securities. For the year ended March 31, 2019, we used $1.2 million for the purchase of property and equipment.
Financing Activities
For the year ended March 31, 2020, financing activities provided $145.9 million. This was primarily due to the net proceeds of $134.5 million we received from the issuance and sale of 17,424,243 common shares in our underwritten public equity offering, proceeds of $113.7 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement, and net proceeds of $2.5 million that we received from the sale of 106,494 common shares through our “at-the-market” equity offering program. In addition, we received proceeds of $0.9 million from the exercise of stock options under our 2016 Equity Incentive Plan. These amounts were partially offset by the repayment of our financing obligations and redemption fees to NovaQuest and Hercules, including payments to NovaQuest of $60.0 million for repayment of principal, an early redemption fee of $2.4 million, and an annual debt administration fee of $0.3 million, and payments to Hercules of $40.0 million for repayment of principal, a prepayment penalty of $0.4 million, and an end of term charge of $2.6 million.
For the year ended March 31, 2019, financing activities provided $273.9 million of cash. This was primarily due to the net proceeds of $74.4 million we received from the issuance and sale of 3,533,399 common shares in our underwritten public equity offering, $84.1 million we received from the sale of 3,970,129 common shares through our “at-the-market” equity offering program that we established in April 2018, gross proceeds of $22.5 million we received from the issuance and sale of 1,110,015 common shares to our former majority shareholder in a private placement, net proceeds from debt financings with NovaQuest of $54.0 million, and net proceeds of $38.0 million from the issuance and sale of 2,286,284 common shares to NovaQuest. In addition, we received cash proceeds of $1.3 million from the exercise of stock options under our 2016 Equity Incentive Plan and paid an annual debt administration fee of $0.3 million to NovaQuest under the NovaQuest Securities Purchase Agreement.

Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future years (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Related party debt obligations, including interest charge (1)	$141,898	$5,640	$11,279	$124,979	$—
Operating lease obligations (2)	17,454	2,939	6,155	5,462	2,898
Total	$159,352	$8,579	$17,434	$130,441	$2,898
(1) Related party debt obligations, including interest charge consists of principal and future interest payments due to Sumitomo Dainippon Pharma pursuant to the terms of the Sumitomo Dainippon Pharma Loan Agreement based upon the amounts outstanding at March 31, 2020 and the interest rate in effect at March 31, 2020. In April 2020, we borrowed an additional $80.0 million under the Sumitomo Dainippon Pharma Loan Agreement, which is not included in the table above. See Note 7(A) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2) Operating lease obligations consist of future rent payments under lease and sublease agreements for office space located in Brisbane, California. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
License Agreement with Takeda
In connection with the Takeda License Agreement, we will be required to pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in our territory. We cannot, at this time, determine when or if royalty payments will be required or what the total amount of such payments may be. Therefore, such payments are not included in the table above. See Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the estimates derived from the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. In addition, refer to Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our accounting policies. We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates and judgments relating to revenue recognition, share-based compensation, R&D expenses and accruals, leases, and income taxes have the greatest potential impact on our consolidated financial statements. We consider these to be our critical accounting policies and estimates.
Revenue Recognition
In accordance with Accounting Standards Codification ASC (“ASC”) 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.

When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, we apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail below.

•
Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, we apply judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the related revenue recognition accordingly.

•
Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price on a cumulative catch-up basis in earnings in the period of the adjustment.

•
Royalties and commercial milestone payments: For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee.

Share-Based Compensation
Share-based awards are valued at fair value on the date of grant and we recognize that fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures in the period in which such forfeiture occurs and record share-based compensation expense as though all awards are expected to vest.
We estimate the grant date fair value of stock options, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. These assumptions include:

•
Expected Term. The expected term represents the period that our share-based awards are expected to be outstanding and is determined using the simplified method in accordance with the Securities and Exchange Commission (“SEC”), Staff Accounting Bulletin (“SAB”), No. 107 and No. 110 (based on the mid-point between the vesting date and the end of the contractual term).

•
Expected Volatility. The expected volatility considers our historical volatility and weighted average measures of volatility of a peer group of companies for a period equal to the expected term of the stock options. Our peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle, or area of specialty.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected term of the stock options.

•	Expected Dividend. We have never paid, and do not anticipate paying, cash dividends on our common shares. Therefore, the expected dividend yield was assumed to be zero.
We base share-based compensation expense associated with time-vesting restricted stock awards and restricted stock units on the fair value of our common shares on the grant date, which equals the closing market price of our common shares on the grant date. We recognize the share-based compensation expense related to these awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
We estimate share-based compensation expense associated with restricted stock awards subject to market conditions on the grant date using a Monte Carlo valuation model. We recognize the resulting fair value as share-based compensation expense ratably over the derived service period regardless of whether the market conditions are satisfied.

We base share-based compensation expense associated with performance stock unit awards on the fair value of our common shares on the grant date, which equals the closing market price of our common shares on the grant date. We recognize the share-based compensation expense related to performance stock unit awards if the performance criteria are deemed probable of being met.
No tax benefits for share-based compensation has been recognized in the consolidated statements of shareholders’ (deficit) equity or consolidated statements of cash flows. We have not recognized, and do not expect to recognize in the near future, any tax benefits related to share-based compensation as a result of our full valuation allowance on net deferred tax assets and net operating loss carryforwards.
Research and Development Expenses and Accruals
R&D expenses primarily include personnel-related costs for employees engaged in R&D activities and costs of third-parties who conduct clinical study and clinical manufacturing activities on our behalf, and are expensed as incurred unless there is an alternative future use in other R&D projects. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as R&D.
We consider regulatory approval of product candidates to be uncertain and products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized, but rather expensed as R&D expenses when incurred.
Our accruals for clinical studies and other R&D activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study sites, CROs, and CMOs. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price, upon achievement of a milestone event, or on a time and materials basis. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical study or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical studies and other R&D activities are recognized based on our estimate of the degree of completion of the event or events specified in the agreements.
Our accrual estimates are dependent upon the timeliness and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by these organizations. During the course of a clinical study, we adjust our rate of clinical study expense recognition if actual results differ from our estimates. We make estimates of our clinical study expense as of each balance sheet date based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and result in us reporting amounts that are too high or too low for any particular period. This could result in adjustment to our R&D expense in future periods.
Leases
Prior to April 1, 2019, we recognized our leases in accordance with ASC 840, Leases, and all of our leases were classified as operating leases. Rent expense was recognized on a straight-line basis over the terms of the leases and, accordingly, we recorded the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease included lease incentives, such as rent abatements or leasehold improvement allowances, or required fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, was recognized on a straight-line basis over the lease term.
Effective April 1, 2019, we adopted ASU 2016-2, Leases (Topic 842) (“ASC 842”), using the modified retrospective method which provides a method for recording existing leases at adoption using the effective date as its date of initial application. We also applied the practical expedient which allows companies to not recast comparative financial periods presented. As a result of the adoption of ASC 842 on April 1, 2019, we have changed our accounting policy for leases. We consider the lease accounting policy under ASC 842 to be critical because the adoption has a material impact in our consolidated financial statements and requires us to make judgments, estimates, and assumptions.
ASC 842 requires leases to be accounted for using a right-of-use model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee recognizes a corresponding right-of-use asset related to this right.
We apply judgment in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. We determine the lease term as the non-cancelable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We apply judgment in evaluating whether it is reasonably certain whether or not to exercise the option to renew or terminate the lease and estimate the lease term applicable to lease contracts. That is, we consider all relevant factors that create an economic incentive to exercise a renewal or termination. After the commencement date, we reassess the lease term if there is a significant event or change in circumstance that is within our control and affects our ability to exercise or not to exercise the option to renew or terminate.
Right of use assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the term. As our leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. We make estimates in determining the incremental borrowing rates.
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
Recent Accounting Pronouncements
For information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myovant Sciences Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Myovant Sciences Ltd. (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended March 31, 2020 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-2, Leases (“Topic 842”), effective April 1, 2019, using the modified retrospective approach.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses, expects continuing future losses, cannot guarantee its ability to finance operations, and stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Redwood City, California
May 18, 2020

MYOVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$76,644	$156,074
Marketable securities	2,997	—
Prepaid expenses and other current assets	8,269	10,194
Income tax receivable	—	524
Total current assets	87,910	166,792
Property and equipment, net	2,497	2,071
Operating lease right-of-use asset	11,146	—
Other assets	4,373	4,114
Total assets	$105,926	$172,977
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$15,334	$11,019
Interest payable	—	1,077
Interest payable (related party)	15	—
Accrued expenses	29,060	53,735
Deferred revenue	40,000	—
Operating lease liability	1,516	—
Current maturities of long-term debt	—	6,142
Total current liabilities	85,925	71,973
Deferred rent	—	1,157
Deferred interest payable	—	2,273
Long-term operating lease liability	10,996	—
Long-term debt, less current maturities	—	93,240
Long-term debt, less current maturities (related party)	113,700	—
Other	3,582	—
Total liabilities	214,203	168,643
Commitments and contingencies (Note 14)
Shareholders’ (deficit) equity:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 89,833,998 and 72,057,490 issued and outstanding at March 31, 2020 and 2019, respectively	2	1
Additional paid-in capital	684,381	505,851
Accumulated other comprehensive (loss) income	(1,646)	507
Accumulated deficit	(791,014)	(502,025)
Total shareholders’ (deficit) equity	(108,277)	4,334
Total liabilities and shareholders’ (deficit) equity	$105,926	$172,977

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended March 31,
	2020	2019	2018
Operating expenses:
Research and development (1)	$192,560	$222,607	$116,832
General and administrative (2)	82,327	42,219	24,231
Total operating expenses	274,887	264,826	141,063
Interest expense	11,222	8,821	2,046
Loss on extinguishment of debt	4,851	—	—
Interest expense (related party)	1,441	—	—
Interest income	(2,552)	(881)	—
Other (income) expense, net	(1,621)	309	(67)
Loss before income taxes	(288,228)	(273,075)	(143,042)
Income tax expense	761	476	213
Net loss	$(288,989)	$(273,551)	$(143,255)
Net loss per common share — basic and diluted	$(3.37)	$(4.09)	$(2.41)
Weighted average common shares outstanding — basic and diluted	85,839,303	66,910,060	59,520,747
(1) Includes $76, $2,575 and $4,537 of costs allocated from the Company’s former majority shareholder during the years ended March 31, 2020, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 10).
(2) Includes $617, $2,873 and $4,182 of costs allocated from the Company’s former majority shareholder during the years ended March 31, 2020, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended March 31,
	2020	2019	2018
Net loss	$(288,989)	$(273,551)	$(143,255)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,153)	483	(116)
Total other comprehensive (loss) income	(2,153)	483	(116)
Comprehensive loss	$(291,142)	$(273,068)	$(143,371)

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ (Deficit) Equity
(in thousands, except share and per share data)

	Common Shares		Common Shares Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2017	60,275,757	$1	$(1)	$251,733	$140	$(85,097)	$166,776
Adjustment to adopt ASU 2016-09	—	—	—	122	—	(122)	—
Shares issued to settle the Takeda warranty liability	4,432	—	—	58	—	—	58
Share-based compensation expense	564,111	—	—	10,587	—	—	10,587
Capital contribution from former majority shareholder — share-based compensation	—	—	—	996	—	—	996
Foreign currency translation adjustment	—	—	—	—	(116)	—	(116)
Stock option exercises	15,195	—	—	36	—	—	36
Shares issued to NovaQuest, net of issuance costs of $624	138,361	—	—	1,857	—	—	1,857
Warrants issued with debt financing	—	—	—	789	—	—	789
Settlement of former majority shareholder common shares subscribed	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	(143,255)	(143,255)
Balance at March 31, 2018	60,997,856	1	—	266,178	24	(228,474)	37,729
Issuance of shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2,919	3,970,129	—	—	84,052	—	—	84,052
Issuance of shares in connection with Private Placement with former majority shareholder	1,110,015	—	—	22,500	—	—	22,500
Share-based compensation expense	—	—	—	18,067	—	—	18,067
Capital contribution from former majority shareholder — share-based compensation	—	—	—	629	—	—	629
Capital contribution from former majority shareholder	—	—	—	752	—	—	752
Foreign currency translation adjustment	—	—	—	—	483	—	483
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $5,110	3,533,399	—	—	74,391	—	—	74,391
Shares issued to NovaQuest, net of issuance costs	2,286,284	—	—	37,982	—	—	37,982
Issuance of shares upon exercise of stock options and vesting of RSUs	159,807	—	—	1,300	—	—	1,300
Net loss	—	—	—	—	—	(273,551)	(273,551)
Balance at March 31, 2019	72,057,490	1	—	505,851	507	(502,025)	4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,292	17,424,243	1	—	134,457	—	—	134,458
Share-based compensation expense	—	—	—	40,102	—	—	40,102
Capital contribution from former majority shareholder — share-based compensation	—	—	—	149	—	—	149
Capital contribution from former majority shareholder	—	—	—	334	—	—	334
Foreign currency translation adjustment	—	—	—	—	(2,153)	—	(2,153)
Issuance of shares upon exercise of stock options and vesting of PSUs and RSUs	245,771	—	—	942	—	—	942
Net Loss	—	—	—	—	—	(288,989)	(288,989)
Balance at March 31, 2020	89,833,998	$2	$—	$684,381	$(1,646)	$(791,014)	$(108,277)

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(288,989)	$(273,551)	$(143,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	40,251	18,696	11,583
Depreciation and amortization (1)	1,765	438	243
Amortization of debt discount and issuance costs	1,486	2,084	662
Loss on extinguishment of debt	4,851	—	—
Other items	(1,980)	1,235	(116)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,925	(5,055)	(1,918)
Deferred tax assets	—	—	208
Income tax receivable	524	476	(895)
Other assets	(10)	76	(3,065)
Accounts payable	4,315	6,441	1,249
Interest payable	(1,077)	795	282
Interest payable (related party)	15	—	—
Accrued expenses	(24,554)	23,349	18,287
Operating lease liabilities	(882)	—	—
Deferred revenue	40,000	—	—
Due to former majority shareholder	(121)	(1,839)	(1,070)
Deferred rent	—	749	295
Deferred interest payable	(2,273)	2,018	255
Other	3,582	—	—
Net cash used in operating activities	(221,172)	(224,088)	(117,255)
Cash flows from investing activities:
Purchases of marketable securities	(32,076)	—	—
Maturities of marketable securities	29,240	—	—
Purchases of property and equipment	(1,099)	(1,236)	(604)
Net cash used in investing activities	(3,935)	(1,236)	(604)
Cash flows from financing activities:
Proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	2,546	84,052	—
Proceeds from issuance of common shares in public equity offerings, net of issuance costs paid	134,458	74,391	—
Proceeds from issuance of common shares in private placement with former majority shareholder	—	22,500	—
Proceeds from related party debt financing	113,700	—	—
Proceeds from third party debt financing, net of financing costs paid	—	53,974	43,751
Proceeds from issuance of common shares to NovaQuest, net of issuance costs paid	—	37,982	1,857
Proceeds from stock option exercises	942	1,300	36
Settlement of former majority shareholder common shares subscribed	—	—	1
Payments on third party debt financings and redemption fees	(105,420)	—	—
Payment of annual debt administration fee to NovaQuest	(300)	(300)	—
Net cash provided by financing activities	145,926	273,899	45,645
Net change in cash, cash equivalents and restricted cash	(79,181)	48,575	(72,214)
Cash, cash equivalents and restricted cash, beginning of period	157,199	108,624	180,838
Cash, cash equivalents and restricted cash, end of period	$78,018	$157,199	$108,624
Non-cash financing activities:
Warrants issued to Hercules	$—	$—	$789
Supplemental disclosure of cash paid:
Income taxes	$38	$—	$900
Interest	$13,030	$3,923	$845
Interest (related party)	$1,426	$—	$—
(1) Includes amortization of operating lease right-of-use asset.

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Consolidated Financial Statements
Note 1—Description of Business
Myovant Sciences Ltd. (or together with its wholly-owned subsidiaries, the “Company”) is a healthcare company focused on redefining care for women and for men. The Company’s lead product candidate is relugolix, a once-daily, oral, gonadotropin-releasing hormone (“GnRH”) receptor antagonist for which the Company has successfully completed multiple Phase 3 clinical studies across three distinct indications. The Company is preparing for potential commercial launches in the U.S. of relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) for women with heavy menstrual bleeding associated with uterine fibroids or pain associated with endometriosis and relugolix monotherapy tablet (120 mg) for men with advanced prostate cancer, in anticipation of U.S. Food and Drug Administration (“FDA”) approval to market in these indications. The Company submitted its New Drug Application (“NDA”) to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer in April 2020, and currently expects to submit an NDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids in May 2020. The Company announced positive results from the first of two replicate Phase 3 clinical studies evaluating relugolix combination therapy in women with pain associated with endometriosis, and expects to announce top-line results from the second study in the second quarter of calendar year 2020. In addition, the Company is also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. On March 30, 2020, the Company entered into an exclusive license agreement with Gedeon Richter Plc. (“Richter”) for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in certain territories outside of the U.S. Under this agreement, the Company has retained all of its rights to relugolix combination tablet in the U.S. and Canada, as well as rights to relugolix in other therapeutic areas outside of women’s health. In March 2020, the Company submitted a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (“EMA”) for relugolix combination tablet in uterine fibroids. The MAA submission has completed validation and is now under evaluation by the EMA.
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
The Company has incurred, and expects to continue to incur, significant operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. To date, the Company has not generated any product revenue, and it does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. The Company has funded its operations primarily from the issuance and sale of its common shares and from debt financing arrangements.
On December 27, 2019, Sumitovant Biopharma Ltd. (“Sumitovant”), a subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”) became the Company’s majority shareholder and a related party after acquiring 45,008,604 of the Company’s outstanding common shares, representing approximately 50.2% of the Company’s common shares outstanding on December 27, 2019. The common shares were acquired from the Company’s former majority shareholder, Roivant Sciences Ltd. (“Roivant,” “RSL,” or “former majority shareholder”) at the closing of a transaction between Roivant and Sumitomo Dainippon Pharma. See Note 7(A). As of March 31, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 46,788,604 of the Company’s outstanding common shares, representing approximately 52.1% of the Company’s common shares outstanding on March 31, 2020. As a result of the transfer of these common shares, Roivant no longer beneficially owns any of the Company’s common shares.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update

(“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. During the year ended March 31, 2020, the Company incurred net losses of $289.0 million and used $221.2 million of cash and cash equivalents in operations. The Company expects to continue to incur significant and increasing operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. In addition, the Company expects that its outstanding debt levels will increase in future periods, which will result in an increase in its quarterly interest payment obligations. The Company has not generated any product revenue to date and does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for at least one of its product candidates. Based on its current operating plan, the Company expects that its existing cash, cash equivalents, marketable securities, and its ability to borrow under the terms of the Sumitomo Dainippon Pharma Loan Agreement (See Note 7(A)) will be sufficient to fund its operating expenses and capital expenditure requirements at least through the end the Company’s fiscal year ending March 31, 2021. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. Current cash, cash equivalents, marketable securities and amounts currently available under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient to enable the Company to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. The Company anticipates that it will continue to incur net losses and negative operating cash flows for the foreseeable future.
To continue as a going concern, the Company will need, among other things, additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including through financing activities in public or private capital markets. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. Although the Company expects to draw under the Sumitomo Dainippon Pharma Loan Agreement on a quarterly basis, such draws are contingent upon the consent of the Company’s board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to the Company, in which case the Company would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. ASC 240-40, Going Concern, does not allow the Company to consider future financing activities that are uncertain in its assessment of the Company’s future cash burn for the purpose of its liquidity assessment.
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
(B) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Areas where management uses subjective judgments include, but are not limited to, the evaluation of the Company’s ability to continue as a going concern, revenue recognition, share-based compensation expenses, research and development (“R&D”) expenses and accruals, leases, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, that are not readily apparent from other sources. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.
(C) Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation.
When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, the Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail below.

•
Licenses of intellectual property: If the licenses to intellectual property are determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.

•
Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price on a cumulative catch-up basis in earnings in the period of the adjustment.

•
Royalties and commercial milestone payments: For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee.

(D) Risks and Uncertainties
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical and clinical studies, the need to obtain additional capital to fund the future development of its product candidates and the commercialization of any product candidates that may obtain marketing approval, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, ability to transition from pilot-scale manufacturing to large-scale production of products, and dependence on third-party service providers such as contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”).
(E) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents, and marketable securities, consisting of money market funds, commercial paper, and corporate bonds. As of March 31, 2020, cash, cash equivalents, and marketable security balances are diversified between three financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its money market funds, commercial paper, and corporate bonds. The Company maintains its cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities of investments to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.
(F) Cash, Cash Equivalents, and Restricted Cash
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

Restricted cash consists of non-interest bearing legally restricted deposits held as compensating balances against the Company’s corporate credit card program and irrevocable standby letters of credit provided as security for the Company’s office lease and sublease.
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash, and consists of the following (in thousands):

	March 31,
	2020	2019	2018
Cash and cash equivalents	$76,644	$156,074	$108,624
Restricted cash (1)	1,374	1,125	—
Total cash, cash equivalents and restricted cash	$78,018	$157,199	$108,624
(1) Included in other assets on the consolidated balance sheets.
(G) Marketable Securities
Investments in marketable securities are held in a custodial account at a financial institution and managed by the Company’s investment advisor based on the Company’s investment guidelines. The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of March 31, 2020, the Company’s marketable securities consisted of commercial paper with maturities of greater than three months but less than twelve months at the time of purchase. These short-term commercial paper are classified as current assets on the Company’s consolidated balance sheets under the caption marketable securities.
The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses on available-for-sale marketable securities are excluded from earnings and are recorded in accumulated other comprehensive (loss) income until realized. Any unrealized losses are evaluated for other-than-temporary impairment at each balance sheet date. Realized gains and losses are determined based on the specific identification method and are recorded in other (income) expense, net in the consolidated statements of operations. See Note 3.
(H) Fair Value Measurements
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
Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations are based on inputs that are unobservable (supported by little or no market activity) and significant to the overall fair value measurement.
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
The Company’s financial instruments include cash, cash equivalents, marketable securities, accounts payable and debt obligations. Cash, cash equivalents, and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Marketable securities are recorded at their estimated fair value and are included in Level 2 of the fair value hierarchy.

(I) Property and Equipment, net
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
(J) Leases
The Company determines if an arrangement includes a lease at the inception of the agreement. For each of the Company’s lease arrangements, the Company records a right-of-use asset representing the Company’s right to use an underlying asset for the lease term and a lease liability representing the Company’s obligation to make lease payments. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the net present value of the lease payments over the lease term. In determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements for short-term leases.
(K) Debt Issuance Costs and Debt Discount
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
(L) Contingencies
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
(M) Research and Development Expenses
R&D costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based on an ongoing review of the level of effort and costs actually incurred. R&D expenses primarily consist of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for employees engaged in R&D activities, payments made under third-party license agreements, certain costs allocated to the Company for activities performed by the Company’s former majority shareholder and its subsidiaries under services agreements with the Company, as well as share-based compensation expense allocated from the Company’s former majority shareholder, and expenses from third parties who conduct R&D activities on behalf of the Company. The Company expenses in-process R&D projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use.
The Company considers regulatory approval of product candidates to be uncertain and products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized, but rather expensed as R&D expenses when incurred.

(N) Share-Based Compensation
Share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures in the period in which such forfeiture occurs and records share-based compensation expense as though all awards are expected to vest.
The Company estimates the grant date fair value of stock options, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. These assumptions include:

•
Expected Term. The expected term represents the period that the Company’s share-based awards are expected to be outstanding and is determined using the simplified method in accordance with the Securities and Exchange Commission (“SEC”), Staff Accounting Bulletin (“SAB”) No. 107 and No. 110 (based on the mid-point between the vesting date and the end of the contractual term).

•
Expected Volatility. The expected volatility considers the Company’s historical volatility and weighted average measures of volatility of a peer group of companies for a period equal to the expected term of the stock options. The Company’s peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected term of the stock options.

•	Expected Dividend. The Company has never paid, and does not anticipate paying, cash dividends on its common shares. Therefore, the expected dividend yield was assumed to be zero.
Share-based compensation expense associated with time-vesting restricted stock awards and restricted stock units is based on the fair value of the Company’s common shares on the grant date, which equals the closing market price of the Company’s common shares on the grant date. The Company recognizes the share-based compensation expense related to these awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
Share-based compensation expense associated with restricted stock awards subject to market conditions is estimated on the grant date using a Monte Carlo valuation model. The resulting fair value is recognized as share-based compensation expense ratably over the derived service period regardless of whether the market conditions are satisfied.
Share-based compensation expense associated with performance stock unit awards is based on the fair value of the Company’s common shares on the grant date, which equals the closing market price of the Company’s common shares on the grant date. The Company recognizes the share-based compensation expense related to performance stock unit awards if the performance criteria are deemed probable of being met.
No tax benefits for share-based compensation have been recognized in the consolidated statements of shareholders’ (deficit) equity or consolidated statements of cash flows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefits related to share-based compensation as a result of its full valuation allowance on net deferred tax assets and net operating loss carryforwards.
(O) Income Taxes
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
(P) Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, where applicable, for outstanding yet unvested shares of restricted common stock. The computation of diluted net loss per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, restricted stock awards, performance stock units, and warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net losses. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.
As of March 31, 2020, 2019 and 2018, potentially dilutive securities were as follows:

	March 31,
	2020	2019	2018
Stock options	7,723,302	5,396,465	3,549,405
Restricted stock awards (unvested)	634,623	916,679	1,198,735
Restricted stock units (unvested)	645,689	39,387	15,000
Performance stock units (unvested)	299,870	—	—
Warrants	73,710	73,710	73,710
Total	9,377,194	6,426,241	4,836,850

(Q) Foreign Currency
The results of the Company’s non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date and shareholders’ (deficit) equity is translated using historical rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ (deficit) equity. Foreign currency exchange transaction gains and losses are included in other (income) expense, net in the Company’s consolidated statements of operations.
(R) Pushdown Accounting
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change in control event occurs. If pushdown accounting is applied to an individual change in control event, that election is irrevocable. The Company elected not to apply pushdown accounting in its consolidated financial statements upon the change in control of the Company on December 27, 2019. See Note 7(A).
(S) Recently Adopted Accounting Standards
(1) Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive new lease standard that amended various aspects of existing accounting guidance for leases. The core principle of Topic 842 requires lessees to recognize on the consolidated balance sheets a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases with lease terms greater than twelve months. The lease liability is measured at the present value of the unpaid lease payments and the right-of-use asset is derived from the calculation of the lease liability. Topic 842 also requires lessees to disclose key information about leasing arrangements. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.
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
The most significant impact of the adoption of Topic 842 on the Company’s consolidated financial statements was the recognition of a $9.4 million operating lease right-of-use asset, a $0.8 million current operating lease liability, and a $9.8 million long-term operating lease liability on the Company’s consolidated balance sheet. In addition, the Company reclassified a $1.2 million deferred rent liability to the related operating lease right-of-use asset. There was no material impact to the Company’s consolidated statement of operations, and no cumulative-effect adjustment to accumulated deficit. See Note 12.
(2) Others
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new standard on April 1, 2019. The adoption of ASU 2018-02 did not have an impact on the Company’s consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the new standard on April 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”) to make changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. Certain items in the amendments in ASU 2018-09 are effective for the Company in annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 on April 1, 2019 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB, (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by the Company to, have a material impact on the Company’s consolidated financial statements and related disclosures.
(T) Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which is intended to clarify the circumstances under which certain transactions in collaborative arrangements should be accounted for under the revenue recognition standard. Certain transactions between collaboration arrangement participants should be accounted for as revenue under ASC Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)- Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASC 2016-13 and its amendments will be effective for annual and interim periods beginning after December 15, 2022 for smaller reporting companies. The Company is currently assessing the impact the adoption of this new standard will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 amends the disclosure requirements in Topic 820 to promote the exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating fair value measurement disclosure requirements. Certain required disclosures were added, modified, or removed, including removing the required disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company does not currently expect that the adoption of this new standard will have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), which amends ASC 350-40, Internal-Use Software, to include in its scope implementation costs of a cloud computing arrangement that is a service contract. Consequently, the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement is aligned with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”) that eliminates certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. ASU 2019-12 also simplifies U.S. GAAP by making other changes for matters such as, franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
Note 3— Investments and Fair Value Measurements
As of March 31, 2020, the Company’s $3.0 million marketable securities balance consisted of available-for-sale commercial paper. There were no material unrealized gains or losses on marketable securities as of March 31, 2020. There were no marketable securities as of March 31, 2019.
Fair Value Measurements
As of March 31, 2020, assets measured at fair value on a recurring basis consisted of money market funds and commercial paper, which are included in cash and cash equivalents on the consolidated balance sheets, and commercial paper, which is included in marketable securities on the consolidated balance sheets. The following table summarizes these assets and their assigned levels within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Money market funds	$11,348	$—	$—	$11,348
Commercial paper	—	7,042	—	7,042
Total assets	$11,348	$7,042	$—	$18,390

As of March 31, 2019, assets measured at fair value on a recurring basis consisted of money market funds and commercial paper, which are included in cash and cash equivalents on the consolidated balance sheet. The following table summarizes these assets and their assigned levels within the fair value hierarchy (in thousands):

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
There were no liabilities measured at fair value on a recurring basis as of March 31, 2020 or 2019. There were no transfers of assets or liabilities between the fair value hierarchy levels that occurred during the years ended March 31, 2020, 2019 or 2018.
Note 4—Takeda Agreements
(1) Takeda License Agreement
On April 29, 2016, the Company entered into a license agreement pursuant to which Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in the Company’s territory, subject to certain agreed reductions. Takeda will pay the Company a royalty at the same rate on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones. As the amount and timing of any potential future payments under the Takeda License Agreement are not probable and estimable, no such potential commitments have been included on the consolidated balance sheets.
If the Takeda License Agreement is terminated in its entirety or with respect to relugolix for prostate cancer, other than for safety reasons or by the Company for Takeda’s uncured material breach, prior to receipt of the first regulatory approval of relugolix for prostate cancer in Japan, then the Company must either reimburse Takeda for its out of pocket costs and expenses directly incurred in connection with Takeda’s completion of the relugolix development for prostate cancer, up to an agreed upon cap, or complete by itself the conduct of any clinical studies of relugolix for prostate cancer that are ongoing as of the effective date of such termination, at its cost and expense.
(2) Takeda Commercial Supply Agreement
In May 2018, the Company entered into a Commercial Manufacturing and Supply Agreement with Takeda (the “Takeda Commercial Supply Agreement”), pursuant to which Takeda agreed to supply the Company and the Company agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications and in order to commercialize relugolix in accordance with the Takeda License Agreement. Under the Takeda Commercial Supply Agreement, the Company and Takeda entered into an initial firm order in which Takeda supplied the Company with relugolix drug substance at a fixed price per kilogram through December 31, 2019. For relugolix drug substance manufactured or delivered on or after such date, the Company will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year.
The initial term of the Takeda Commercial Supply Agreement began on May 30, 2018 and will continue for five years. At the end of the initial term, the Takeda Commercial Supply Agreement will automatically renew for successive one-year terms, unless either party gives notice of termination to the other at least 12 months prior to the end of the then-current term. The Takeda Commercial Supply Agreement may be terminated by either party upon 90 days’ notice of an uncured material breach of its terms by the other party, or immediately upon notice to the other party of a party’s bankruptcy. Each party will also have the right to terminate the Takeda Commercial Supply Agreement, in whole or in part, for any reason upon 180 days’ prior written notice to the other party, provided that any then-open purchase orders will remain in effect and be binding on both parties. The Takeda Commercial Supply Agreement, including any then-open purchase orders thereunder, will terminate immediately upon the termination of the Takeda License Agreement in accordance with its terms.
The Takeda Commercial Supply Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality management, storage, handling and transport, intellectual property, confidentiality and indemnification.

Note 5—Accrued Expenses
As of March 31, 2020 and 2019, accrued expenses consisted of the following (in thousands):

	March 31,
	2020	2019
Accrued R&D expenses	$15,500	$46,947
Accrued compensation-related expenses	9,309	5,024
Accrued professional service fees	1,126	370
Accrued other expenses	3,125	1,394
Total accrued expenses	$29,060	$53,735

Note 6—Financing Arrangements
(A) NovaQuest
In October 2017, the Company, its subsidiaries, as guarantors, and NovaQuest Capital Management (“NovaQuest”) entered into (i) a Securities Purchase Agreement (the “NovaQuest Securities Purchase Agreement”) and (ii) an Equity Purchase Agreement (the “NovaQuest Equity Purchase Agreement”). Pursuant to the NovaQuest Securities Purchase Agreement, the Company issued $60.0 million aggregate principal amount of notes, of which $6.0 million was issued in October 2017 and $54.0 million was issued in December 2018. Concurrent with each purchase of notes, NovaQuest was obligated to purchase up to $20.0 million of the Company’s common shares on a pro rata basis, subject to certain terms and conditions. With the issuance of $6.0 million aggregate principal amount of notes in October 2017, NovaQuest purchased 138,361 common shares for $2.0 million, and with the issuance of $54.0 million aggregate principal amount of notes in December 2018, NovaQuest purchased 1,082,977 common shares for $18.0 million. The equity purchase price for each such purchase was equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date. Pursuant to the NovaQuest Equity Purchase Agreement, NovaQuest committed to purchase an additional $20.0 million of the Company’s common shares from time to time at the Company’s discretion. In December 2018, the Company exercised this option and issued and sold 1,203,307 common shares for $20.0 million. The purchase price for the common shares issued was equal to 105% of the average of the volume-weighted average price for the five consecutive trading days immediately prior to the relevant purchase date.
The notes bore interest at a rate of 15% per annum, of which 5% was payable quarterly, and 10% was payable on a deferred basis on the earlier of the Amortization Date (as defined below) and the repayment in full of the notes. The scheduled maturity of the notes was October 16, 2023. The Company was required to amortize the principal amount of the notes in equal quarterly installments commencing on November 1, 2021 (the “Amortization Date”) provided certain terms and conditions were met. Early redemption of the notes was subject to a redemption charge. The Company’s obligations under the NovaQuest Securities Purchase Agreement were secured by a second-lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets (other than intellectual property). The NovaQuest Securities Purchase Agreement included customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant that applied commencing on the Amortization Date, and also included customary events of default and a default interest rate of an additional 5% applied to the outstanding note balance.
The Company repaid all of its obligations to NovaQuest on December 31, 2019 including $60.0 million of principal repayment of the notes, accrued and unpaid interest of $7.6 million, and an early redemption fee of $2.4 million.
(B) Hercules
In October 2017, the Company, its subsidiaries, as guarantors, and Hercules Capital, Inc. (“Hercules”) entered into a Loan Agreement (the “Hercules Loan Agreement”), which provided up to $40.0 million principal amount of term loans (the “Term Loans”). A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018.
The Term Loans bore interest at a variable per annum rate at the greater of (i) the prime rate plus 4% and (ii) 8.25%. The scheduled maturity date of the Term Loans was November 1, 2021. The Company was obligated to make monthly interest payments during the Interest-only Period (through June 1, 2020), subject to certain terms and conditions, followed by monthly installments of principal and interest through the maturity date. Prepayment of the Term Loans was subject to a prepayment charge and the Company was also obligated to pay an end of term charge of 6.55% of the principal amount of the Term Loans funded under the Hercules Loan Agreement. The Company’s obligations under the Hercules Loan Agreement were secured by a first lien security interest in substantially all of the Company’s and its subsidiaries’ respective assets (other than intellectual property). The Hercules Loan Agreement included customary affirmative and restrictive covenants and representations and warranties.

Concurrent with each funding of the Term Loans, the Company was required to issue to Hercules a warrant (the “Warrants”) to purchase a number of its common shares equal to 3% of the principal amount of the relevant Term Loan funded divided by the exercise price, which was based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a Warrant to Hercules exercisable for an aggregate of 49,800 of its common shares at an exercise price of $15.06 per common share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercisable for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share. The total 73,710 warrants issued to Hercules were outstanding as of March 31, 2020 and 2019.
The Company repaid all of its obligations to Hercules on December 31, 2019, including $40.0 million of principal repayment of the Term Loans, accrued and unpaid interest of $0.3 million, a prepayment penalty of $0.4 million, and an end of term charge of $2.6 million.
(C) Extinguishment of Debt
On December 27, 2019, the Company and its subsidiary, Myovant Sciences GmbH (“MSG”), entered into the Sumitomo Dainippon Pharma Loan Agreement, which is further discussed in Note 7(A). On December 30, 2019, the Company borrowed an initial amount of $113.7 million under the Sumitomo Dainippon Pharma Loan Agreement, the proceeds of which were used to repay all outstanding obligations under the NovaQuest Securities Purchase Agreement and the Hercules Loan Agreement and to satisfy certain other fees and expenses. The repayments resulted in a loss on extinguishment of debt of $4.9 million, which is included under the caption, loss on extinguishment of debt, in the Company’s consolidated statements of operations for the year ended March 31, 2020. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the debt and the amounts paid to retire the debt.
As of March 31, 2020, no amounts were outstanding to NovaQuest and Hercules. As of March 31, 2019, amounts outstanding to NovaQuest under the NovaQuest Securities Purchase Agreement and Hercules under the Hercules Loan Agreement consisted of the following (in thousands):

	NovaQuest	Hercules	Total
Principal amount	$60,000	$40,000	$100,000
End of term charge	—	2,620	2,620
Less: unamortized debt discounts and issuance costs	(756)	(2,482)	(3,238)
Loan payables less unamortized debt discounts and issuance costs	59,244	40,138	99,382
Less: current maturities	—	(6,142)	(6,142)
Long-term debt, net of current maturities and unamortized debt discounts and issuance costs	$59,244	$33,996	$93,240

Note 7—Related Party Transactions
(A) Sumitomo Dainippon Pharma Co., Ltd.
On October 31, 2019, the Company’s former majority shareholder, Roivant, and Sumitovant, a subsidiary of Sumitomo Dainippon Pharma, entered into a Transaction Agreement (the “Sumitomo Dainippon Pharma-Roivant Agreement”), which among other things, provided for Sumitomo Dainippon Pharma to acquire all of the Company’s outstanding common shares held by Roivant. In addition, on October 31, 2019, the Company and Sumitomo Dainippon Pharma entered into a letter agreement pursuant to which, among other things, the Company and Sumitomo Dainippon Pharma would enter into an investor rights agreement and loan agreement upon the closing of the transactions contemplated by the Sumitomo Dainippon Pharma-Roivant Agreement (the “Closing”).
On December 27, 2019, the Closing occurred and, as a result, all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma, resulting in Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, owning 45,008,604 of the Company’s outstanding common shares, representing approximately 50.2% of the Company’s common shares outstanding on December 27, 2019. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company. As of March 31, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 46,788,604 of the Company’s outstanding common shares, representing approximately 52.1% of the Company’s common shares outstanding on March 31, 2020.

Sumitomo Dainippon Pharma Loan Agreement
On December 27, 2019, the Company and its subsidiary, MSG, entered into a Loan Agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”). Pursuant to the Sumitomo Dainippon Pharma Loan Agreement, Sumitomo Dainippon Pharma agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. On December 30, 2019, the Company borrowed an initial amount of $113.7 million under the Sumitomo Dainippon Pharma Loan Agreement, the proceeds of which were used to repay all outstanding obligations of the Company to Hercules and NovaQuest (See Note 6) and to satisfy certain other fees and expenses. Additional funds may be drawn down by the Company once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to the Company, in which case the Company would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Dainippon Pharma Loan Agreement. Loans under the Sumitomo Dainippon Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
Loans under the Sumitomo Dainippon Pharma Loan Agreement bear interest at a rate per annum equal to 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3% payable on the last day of each calendar quarter. The Company’s obligations under the Sumitomo Dainippon Pharma Loan Agreement are fully and unconditionally guaranteed by the Company and its subsidiaries. The loans and other obligations are senior unsecured obligations of the Company, MSG, and subsidiary guarantees. The Sumitomo Dainippon Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants.
The Sumitomo Dainippon Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period, cross acceleration to certain other debt, failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by the Company or any of its subsidiaries and certain breaches by the Company under the Investor Rights Agreement. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, Sumitomo Dainippon Pharma may terminate its obligations to make loans to the Company and declare the principal amount of loans to become immediately due and payable, and Sumitomo Dainippon Pharma may take such other actions as set forth in the Sumitomo Dainippon Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Dainippon Pharma to make loans to the Company would automatically terminate and the principal amount of the loans would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Dainippon Pharma to maintain the loans under the Sumitomo Dainippon Pharma Loan Agreement or within 30 days of a change of control with respect to the Company, the Company would be required to repay the outstanding principal amount of the Loans.
As of March 31, 2020, the outstanding loan balance of $113.7 million is classified as a long-term liability on the Company’s consolidated balance sheets under the caption long-term debt, less current maturities (related party). As of March 31, 2020, approximately $286.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement. Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was $1.4 million for the year ended March 31, 2020 and is included in interest expense (related party) in the Company’s consolidated statements of operations. There was no interest expense (related party) for the years ended March 31, 2019 and 2018.
Investor Rights Agreement
On December 27, 2019, the Company entered into an Investor Rights Agreement with Sumitomo Dainippon Pharma and Sumitovant (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, the Company agreed, at the request of Sumitovant, to register for sale, under the Securities Act of 1933, common shares beneficially owned by Sumitovant, subject to specified conditions and limitations. In addition, the Company agreed to periodically provide Sumitovant (i) certain financial statements, projections, capitalization summaries and other information and (ii) access to the Company’s books, records, facilities and employees during the Company’s normal business hours as Sumitovant may reasonably request, subject to specified limitations.
The Investor Rights Agreement also contains certain protections for the Company’s minority shareholders for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially owns more than 50% of the Company’s common shares. These protections include: (i) a requirement that Sumitovant vote its shares for the election of independent directors in accordance with the recommendation of the Company’s board of directors (the “board”) or in the same proportion as the shareholders not affiliated with Sumitovant vote their shares; (ii) a requirement that the audit committee of the Company’s board be composed solely of three independent directors; (iii) a requirement that any transaction proposed by Sumitomo Dainippon Pharma or certain of its affiliates that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 60% of the outstanding voting power of the Company must be approved by the Company’s audit committee (if occurring prior to December 27, 2022), and be conditioned on the approval of shareholders not affiliated with Sumitovant approving the transaction by a majority of the common shares held by such shareholders; and a requirement that any related person transactions between Sumitomo Dainippon Pharma or certain of its affiliates and the Company must be approved by the Company’s audit committee.
Pursuant to the Investor Rights Agreement, the Company also agreed that at all times that Sumitomo Dainippon Pharma beneficially owns more than 50% of the Company’s common shares, Sumitomo Dainippon Pharma, by purchasing common shares in the open market or from the Company in certain specified circumstances, will have the right to maintain its percentage ownership in the Company’s common shares in the event of a financing event or acquisition event conducted by the Company, or specified other events, subject to specific conditions.
(B) Roivant Sciences Ltd.
As a result of the closing of the Sumitomo Dainippon Pharma-Roivant Agreement described above, on December 27, 2019 all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company. On December 27, 2019, in connection with the closing of the Sumitomo Dainippon Pharma-Roivant Agreement, the then existing Information Sharing and Cooperation Agreement between the Company and Roivant, the then existing Services Agreements between the Company and certain of its subsidiaries and Roivant and certain of its subsidiaries, and the then existing Option Agreement between the Company and Roivant were terminated.
Under the Services Agreements, the Company paid or reimbursed Roivant or its subsidiaries for expenses it, or third parties acting on their behalf, incurred for the Company or its subsidiaries. For any general and administrative (“G&A”) and R&D activities performed by Roivant or its subsidiaries’ employees for the benefit of the Company, the Company was charged based on the relative percentage of time utilized on Company matters by the respective employee. All other third-party pass through costs were billed to the Company at cost. For the years ended March 31, 2020, 2019 and 2018, the Company incurred expenses (inclusive of third-party pass through costs billed to the Company) of $0.6 million, $4.8 million, and $7.7 million respectively, inclusive of the mark-up. These amounts are included in R&D expenses and G&A expenses based on the nature of the services performed under the then existing Services Agreements. In addition, Roivant previously allocated share-based compensation expense to the Company based upon the relative percentage of time spent by Roivant and its subsidiaries’ employees on the Company’s matters. The Company recorded share-based compensation expense allocated from Roivant of $0.1 million, $0.6 million, and $1.0 million for the years ended March 31, 2020, 2019 and 2018, respectively.
In April 2018, the Company sold to Roivant 1,110,015 of its common shares at a purchase price of $20.27 per common share, for gross proceeds of $22.5 million, in a private placement. In addition, Roivant purchased 2,424,242 of the Company’s common shares in the Company’s June 4, 2019 underwritten public equity offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million. See Note 8.
(C) Amended and Restated Bye-Laws
On December 22, 2019, the Company’s board of directors approved, subject to the closing of the Sumitomo Dainippon Pharma-Roivant transaction and shareholder approval and certain other conditions, the adoption of the Company’s Fifth Amended and Restated Bye-Laws (the “New Bye-Laws”), which amended and restated the Company’s bye-laws to, among other things, (i) remove the procedures established in June 2019 providing RSL with the power, under certain circumstances, to appoint a majority of directors on the Company’s board and related powers, (ii) revises certain other aspects of the Company’s corporate governance and (iii) make other minor wording changes and additions, removal and revisions of defined terms. The New Bye-Laws became effective on January 23, 2020.
Note 8—Shareholders’ (Deficit) Equity
(A) Overview
The Company’s Memorandum of Association, filed on February 2, 2016 in Bermuda, authorized the creation of one class of shares. As of March 31, 2020, the Company had 564,111,242 shares authorized with a par value of $0.000017727 per share.
(B) Underwritten Public Equity Offerings of Common Shares
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

In July and August 2018, the Company completed an underwritten public equity offering of 3,533,399 of its common shares (including 200,065 common shares issued and sold upon the partial exercise of the underwriters’ option to purchase additional common shares) at a public offering price of $22.50 per common share. After deducting the underwriting discounts and commissions and offering costs paid by the Company, the net proceeds to the Company in connection with the underwritten public equity offering, including from the partial option exercise, were approximately $74.4 million.
(C) Private Placement with Former Majority Shareholder
In April 2018, the Company entered into a share purchase agreement with Roivant, its former majority shareholder, pursuant to which the Company sold to Roivant 1,110,015 of its common shares at a purchase price of $20.27 per common share, for gross proceeds of $22.5 million, in a private placement.
(D) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the years ended March 31, 2020 and 2019, the Company issued and sold 106,494 and 3,970,129, respectively, of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 and $21.91, respectively, per common share for aggregate net proceeds to the Company of approximately $2.5 million and $84.1 million, respectively, after deducting underwriting commissions and offering costs paid by the Company. As of March 31, 2020, the Company had approximately $10.4 million of capacity available to it under its “at-the-market” equity offering program.
(E) Issuance of Equity Instruments to NovaQuest and Hercules
In October 2017, the Company issued and sold 138,361 common shares to NovaQuest for $2.0 million in accordance with the terms of the NovaQuest Securities Purchase Agreement. In December 2018, the Company issued and sold 1,082,977 common shares to NovaQuest for $18.0 million in accordance with the NovaQuest Securities Purchase Agreement and issued and sold 1,203,307 common shares to NovaQuest for $20.0 million in accordance with the NovaQuest Equity Purchase Agreement. In October 2017, the Company issued a Warrant to Hercules exercisable for 49,800 of its common shares at an exercise price of $15.06 per common share and in March 2018, the Company issued a Warrant to Hercules exercisable for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share. See Note 6.
(F) Takeda Warrant Liability
In accordance with the terms of the Takeda License Agreement (see Note 4), the Company issued a warrant to Takeda to purchase an indeterminate number of capital shares. The warrant entitled Takeda, together with its affiliates, to maintain a 12% ownership interest in the Company, as determined after such exercise, through the later of (i) April 30, 2017 or (ii) the final closing of the Company’s initial public offering, unless earlier terminated upon a change in control. During the year ended March 31, 2018, the Company issued and delivered 4,432 of its common shares to Takeda upon the automatic exercise of the Takeda warrant. The warrant expired on April 30, 2017.

Note 9—Income Taxes
The loss before income taxes and the related tax expense are as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Income (loss) before income taxes:
United States	$(29,509)	$(11,246)	$(7,229)
Switzerland	(239,666)	(247,445)	(129,261)
Bermuda	(19,054)	(14,357)	(6,513)
Other(1)	1	(27)	(39)
Total loss before income taxes	$(288,228)	$(273,075)	$(143,042)

Current taxes:
United States	$758	$473	$13
Switzerland	—	—	—
Bermuda	—	—	—
Other(1)	3	3	(8)
Total current tax expense	761	476	5
Deferred taxes:
United States	—	—	208
Switzerland	—	—	—
Bermuda	—	—	—
Other(1)	—	—	—
Total deferred tax expense	—	—	208
Total income tax expense	$761	$476	$213

(1) Primarily United States state and local, Ireland and United Kingdom activity.
A reconciliation of income tax expense computed at the Bermuda statutory rate to income tax expense reflected in the consolidated statements of operations is as follows (dollars in thousands):

	Years Ended March 31,
	2020		2019		2018
Income tax expense at Bermuda statutory rate	$—	—%	$—	—%	$—	—%
Foreign rate differential(2)	(40,056)	13.90	(31,252)	11.44	(14,802)	10.35
Impact of changes in enacted income tax rates	(27,150)	9.42	—	—	—	—
R&D tax credits	(4,224)	1.47	—	—	—	—
Share-based compensation deferral adjustment	4,089	(1.42)	—	—	—	—
Change in uncertain tax positions	3,016	(1.05)	—	—	—	—
Valuation allowance	65,193	(22.62)	32,335	(11.83)	13,966	(9.77)
Tax reform	—	—	—	—	1,049	(0.73)
Other	(107)	0.04	(607)	0.22	—	—
Total income tax expense	$761	(0.26)%	$476	(0.17)%	$213	(0.15)%

(2) Primarily related to current tax on United States operations including permanent differences as well as operations in Switzerland and the United Kingdom at rates different than the Bermuda rate.
The Company’s effective tax rate for the years ended March 31, 2020, 2019, and 2018 was (0.26)%, (0.17)% and (0.15)%, respectively, and is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets and liabilities as of March 31, 2020 and 2019 are as follows (in thousands):

	March 31,
	2020	2019
Deferred tax assets:
Research tax credits	$6,521	$7,224
Net operating losses	84,694	38,194
Share-based compensation	8,573	6,106
Intangibles(3)	52,922	38,673
Lease liability	2,633	—
Other	4,936	2,539
Subtotal	160,279	92,736
Valuation allowance	(157,525)	(92,330)
Deferred tax liabilities:
Depreciation	(409)	(406)
Right-of-use assets	(2,345)	—
Total deferred tax assets	$—	$—

(3) In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires the income tax consequences of intra-entity transfers of assets, other than inventory, to be recognized when the transfer occurs. ASU 2016-16 was effective for the Company on April 1, 2018 and was adopted using a modified retrospective approach. The adoption of this standard resulted in the recognition of a deferred tax asset of $38.7 million with a corresponding valuation allowance of $38.7 million during the year ended March 31, 2019.
As of March 31, 2020, the Company’s net operating losses in Switzerland, Ireland, and the United Kingdom were $615.9 million, $0.1 million, and $24.3 million, respectively. The Switzerland net operating losses will begin to expire on March 31, 2025. The net operating losses in Ireland and the United Kingdom can be carried forward indefinitely with annual usage limitations where applicable. As of March 31, 2020, the Company has research and development credit carryforwards in the United States in the amount of $7.6 million which will begin to expire on March 31, 2037, and in California in the amount of $1.9 million which can be carried forward indefinitely.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence which is difficult to overcome, the Company has recorded a valuation allowance of $157.5 million as of March 31, 2020 representing the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
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
The U.S. tax attributes may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experiences one or more ownership changes, which would limit the amount of the tax attributes that can be utilized to offset future taxable income. In general, an ownership change as defined by Section 382, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period. If a change in ownership occurs in the future, the R&D credit carryforwards could be eliminated or restricted. The Company experienced an ownership change for the purposes of Section 382 and 383 of the Code in December 2019. The ownership change did not result in the forfeiture of any credits generated prior to this date. If a change in ownership occurs in the future, the tax attributes could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

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
Activity related to unrecognized tax benefits for the year ended March 31, 2020 is as follows (in thousands):

Amount
Unrecognized tax benefit at April 1, 2019	$—
Gross increases — prior period tax positions	2,067
Gross decreases — prior period tax positions	—
Gross increases — current period tax positions	1,110
Unrecognized tax benefit at March 31, 2020	$3,177

During the tax year ended March 31, 2020, the Company’s unrecognized tax benefits increased by $3.2 million, primarily associated with the Company’s U.S. Federal and California R&D tax credits. As of March 31, 2020, the Company had unrecognized tax benefits of $3.2 million that if recognized would have an immaterial effect on the Company’s effective tax rate. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2020 and 2019, and had not recognized interest and/or penalties in its consolidated statement of operations for any of the years ended March 31, 2020, 2019 and 2018. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the effective tax rate.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The CARES Act includes many measures to assist companies, including temporary changes to income-based tax laws. There were no material impacts to the Company’s income taxes due to the Company’s full valuation allowance. It is uncertain if and to what extent various states will conform to the CARES Act.
Note 10—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, as amended (the “2016 Plan”), under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2019, the number of common shares authorized for issuance increased automatically by 2.9 million shares in accordance with the evergreen provision of the 2016 Plan. As of March 31, 2020, a total of 1.5 million common shares were available for future issuance under the 2016 Plan.
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
The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model applying the weighted average assumptions in the following table:

	Years Ended March 31,
	2020	2019	2018
Expected common share price volatility	69.5%	71.6%	74.4%
Expected risk free interest rate	2.05%	2.78%	2.04%
Expected term, in years	6.17	6.23	6.22
Expected dividend yield	—%	—%	—%

A summary of stock option activity and data under the Company’s 2016 Plan for the periods presented is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2017	1,525,857	$5.06	9.52	$10,255
Granted	2,338,116	$12.50
Exercised	(15,195)	$2.38
Forfeited	(299,373)	$6.64
Options outstanding at March 31, 2018	3,549,405	$9.84	9.02	$40,557
Granted	2,246,410	$21.36
Exercised	(154,494)	$8.41
Forfeited	(244,856)	$14.59
Options outstanding at March 31, 2019	5,396,465	$14.46	8.51	$50,878
Granted	2,992,200	$11.57
Exercised	(124,097)	$7.59
Forfeited	(541,266)	$17.60
Options outstanding at March 31, 2020	7,723,302	$9.25	8.08	$4,146
Options vested and expected to vest at March 31, 2020	7,723,302	$9.25	8.08	$4,146
Options exercisable at March 31, 2020	3,009,080	$8.13	7.30	$3,686

The weighted-average exercise price for granted, exercised, and forfeited options during the year ended March 31, 2020, as well as prior period amounts, have not been retroactively adjusted to reflect the impact of the stock option repricing described previously. As of March 31, 2020, 2019 and 2018, there were 3,009,080, 1,581,810 and 502,361 vested options, respectively. As a result of the change in control of the Company described in Note 7(A), the vesting of 849,212 stock options was accelerated on December 27, 2019, resulting in the recognition of $11.2 million of share-based compensation expense upon the change in control.

Additional information regarding options is set forth below (in thousands, except per share data).

	Years Ended March 31,
	2020	2019	2018
Intrinsic value of options exercised	$1,036	$2,167	$181
Grant date fair value of options vested	$2,112	$11,409	$5,831
Weighted-average grant date fair value per share of options granted	$11.54	$14.10	$8.35

(D) Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock award (“RSA”) and restricted stock unit (“RSU”) activity and data under the Company’s 2016 Plan for the periods presented is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2017	1,128,222	$5.10
Granted	579,111	$14.10
Vested	(493,598)	$5.10
Unvested balance at March 31, 2018	1,213,735	$9.39
Granted	29,700	$17.28
Vested	(287,369)	$5.21
Unvested balance at March 31, 2019	956,066	$10.90
Granted	724,554	$7.98
Vested	(295,090)	$5.56
Forfeited	(105,218)	$7.98
Unvested balance at March 31, 2020	1,280,312	$10.71

The total fair value of RSAs vested during the years ended March 31, 2020, 2019 and 2018 was $1.4 million, $1.4 million and $2.5 million, respectively. The total fair value of RSUs vested during the years ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively. No RSUs vested during the year ended March 31, 2018.
(E) Performance Stock Units
On August 26, 2019, the Company’s board of directors granted performance stock units covering a total of 408,510 common shares, of which two-thirds of the shares (272,338 shares) subject to each performance stock unit vests based upon the passage of time, and the remaining one-third of the shares (136,172 shares) subject to each performance stock unit vests if the Company achieves certain clinical study and regulatory milestones. As of March 31, 2020, the performance conditions had not been met and were deemed not probable of being met. As a result of the change in control of the Company described in Note 7(A), the vesting of certain performance stock units covering a total of 108,640 common shares was accelerated on December 27, 2019, resulting in the recognition of $0.8 million of share-based compensation expense upon the change in control. As of March 31, 2020, performance stock units covering a total of 299,870 common shares are unvested.
(F) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Share-based compensation expense recognized as:
R&D expenses	$14,524	$7,161	$3,674
G&A expenses	25,727	11,535	7,909
Total	$40,251	$18,696	$11,583

Share-based compensation expense is included in R&D and G&A expenses in the accompanying consolidated statements of operations consistent with the grantee’s salary. Share-based compensation expense included in R&D and G&A expenses for the year ended March 31, 2020 include $1.8 million and $10.2 million, respectively, related to the acceleration of vesting of certain share-based payment awards as a result of the change in control of the Company described previously. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by its former majority shareholder (See Note 7(B)). Total unrecognized share-based compensation expense was approximately $52.3 million as of March 31, 2020 and is expected to be recognized over a weighted-average period of approximately 2.70 years.
Note 11—Defined Contribution Plan
The Company sponsors a defined contribution plan pursuant to Section 401(k) of the U.S. Internal Revenue Code that allows eligible participants to contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the Internal Revenue Code. Beginning in February 2020, the Company implemented a discretionary employer matching contribution of $0.50 for every $1.00 contributed by a participating employee up to 6% of the employee’s eligible compensation, which such matching contributions becoming fully vested immediately. For the year ended March 31, 2020, the Company recorded total expense for matching contributions of $0.2 million. There were no matching contributions for the years ended March 31, 2019 and 2018.
Note 12—Leases
As described in Note 2, the Company adopted ASU 2016-2, Leases, (Topic 842) as of April 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 840.
The Company leases 40,232 square feet of office space located in Brisbane, California pursuant to a lease agreement, as amended, that expires in May 2026. The Company has the option to extend the lease term for an additional seven years but is not reasonably certain that it will exercise the option and has therefore excluded it from the lease term. The lease agreement, as amended, required the Company to deliver an irrevocable standby letter of credit in the amount of $0.5 million to the landlord, the amount of which is subject to reduction to approximately $0.2 million if certain conditions are met.
During October 2019, the Company entered into a Sublease Agreement (“sublease”) for an additional 20,116 square feet of office space within the same building as its current corporate office space located in Brisbane, California. The sublease term expires in February 2024. The sublease required the Company to deliver an irrevocable standby letter of credit to the sublessor for the duration of the lease in the amount of $0.2 million.
The Company currently has no other significant operating, financing, or short-term leases.
The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating leases. Prior to the adoption of Topic 842, under Topic 840, rent expense was $2.1 million and $0.9 million for the years ended March 31, 2019 and 2018, respectively. For the year ended March 31, 2020, the components of operating lease expense for the Company’s Brisbane, California office space were as follows (in thousands):

Amount
Operating lease cost	$2,496
Variable lease cost (1)	225
Total operating lease cost	$2,721
(1) Variable lease cost includes common area maintenance and utilities costs which are not included in operating lease liabilities and which are expensed as incurred.
Certain information related to the Company’s operating lease right-of-use assets and operating lease liabilities for its Brisbane, California office space was as follows for the year ended March 31, 2020 (in thousands):

Amount
Cash paid for operating lease liabilities	$2,289
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$12,237

As of March 31, 2020, the Company’s operating leases for its Brisbane, California office space had a weighted average remaining lease term of 5.7 years and a weighted average discount rate of 12.3%.

As of March 31, 2020, maturities of operating lease liabilities for the Company’s Brisbane, California office space were as follows (in thousands):

Years Ended March 31,
2021	$2,939
2022	3,028
2023	3,127
2024	3,053
2025	2,409
Thereafter	2,898
Total lease payments	17,454
Less imputed interest (1)	(4,942)
Present value of future minimum lease payments	12,512
Less operating lease liability, current portion	(1,516)
Operating lease liability, long-term portion	$10,996
(1) The Company’s lease agreements do not provide an implicit rate. The imputed interest was determined using the Company’s incremental borrowing rate, which represents an estimated rate of interest that it would have to pay to borrow equivalent funds on a collateralized basis over a similar term at the lease inception date.

Note 13—Development and Commercialization Agreement
On March 30, 2020, the Company entered an exclusive license agreement for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand. Under the agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, which is included in current deferred revenue on the consolidated balance sheet, and is eligible to receive up to $40.0 million in regulatory milestone payments (of which $10.0 million was received in April 2020) and $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval. Under the terms of the agreement, the Company will continue to lead global development of relugolix combination tablet. The Company has also agreed to assist Richter in transferring manufacturing technology from the Company’s contract manufacturing organizations to Richter to enable Richter to manufacture relugolix combination tablet. If requested by Richter, the Company has agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to the Company’s agreements with its contract manufacturing organizations. Richter will be responsible for local clinical development, manufacturing, and all commercialization activities for its territories. The Company has also granted Richter an option to collaborate with the Company on relugolix combination tablet for future indications in women’s health other than fertility.
The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting under the Development and Commercialization Agreement. In accordance with this guidance, the Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and the delivery of certain clinical and regulatory data packages for uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages. The Company concluded that the combined performance obligation had not been satisfied as of March 31, 2020, and as a result has included the $40.0 million upfront payment as current deferred revenue on the consolidated balance sheet.
The Company determined that the initial transaction price under the Richter Development and Commercialization Agreement totaled $50.0 million, consisting of the upfront payment of $40.0 million received on March 31, 2020 and the $10.0 million regulatory milestone payment received in April 2020. The Company will recognize the transaction price as revenue when the combined performance obligation is satisfied. The Company has not assigned a transaction price to any other regulatory milestones, sales-related milestones, or royalties on net sales following regulatory approval given the substantial uncertainty related to their achievement.
Note 14—Commitments and Contingencies
(A) Indemnification Agreements
The Company has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification liability is unlimited; however, the Company holds directors’ and officers’ liability insurance which limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. In the normal course of business, the

Company also enters into contracts and agreements with service providers and other parties with which it conducts business that contain indemnification provisions pursuant to which the Company has agreed to indemnify the party against certain types of third-party claims. The Company has agreed to indemnify Sumitomo Dainippon Pharma against certain losses, claims, liabilities, and related expenses incurred by Sumitomo Dainippon Pharma, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement (See Note 7(A)). The Company has not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related accruals have been established.
(B) Contract Service Providers
In the normal course of business, the Company enters into agreements with contract service providers to assist in the performance of its R&D and clinical and commercial manufacturing activities. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, clinical and commercial manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.
(C) Legal Contingencies
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
Note 15—Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial data of the Company for the years ended March 31, 2020 and 2019 (in thousands, except share and per share data). The unaudited quarterly financial data is prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, includes all recurring adjustments necessary for a fair statement of such information. The Company’s operating results for any quarter are not necessarily indicative of the operating results for any future quarters or a full year. The net loss per common share amounts for the quarterly periods have been computed separately. Therefore, the sum of quarterly net loss per common share amounts may not equal annual net loss per common share amounts.

	Fiscal 2020 Quarter Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Total operating expenses	$65,269	$67,406	$78,069	$64,143
Net loss	$(67,904)	$(70,568)	$(85,604)	$(64,913)
Net loss per common share — basic and diluted	$(0.89)	$(0.79)	$(0.96)	$(0.73)
Weighted average common shares outstanding — basic and diluted	76,468,347	88,798,398	88,893,579	89,130,806

	Fiscal 2019 Quarter Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total operating expenses	$60,083	$64,123	$69,120	$71,500
Net loss	$(62,134)	$(65,770)	$(70,633)	$(75,014)
Net loss per common share — basic and diluted	$(0.98)	$(0.99)	$(1.04)	$(1.07)
Weighted average common shares outstanding — basic and diluted	63,310,177	66,666,876	67,616,419	70,076,475

Note 16—Subsequent Events
(A) Sumitomo Dainippon Pharma Co., Ltd.
Sumitomo Dainippon Pharma Loan Agreement
Pursuant to the terms of the Sumitomo Dainippon Pharma Loan Agreement (see Note 7(A)), the Company is permitted to draw down funds once per calendar quarter, subject to certain conditions. In April 2020, the Company borrowed $80.0 million under the Sumitomo Dainippon Pharma Loan Agreement. Subsequent to this draw, approximately $206.3 million of borrowing capacity remains available to the Company.
Common Share Purchases by Majority Shareholder
During the period from April 1, 2020 through May 14, 2020, Sumitovant purchased a total of 1,679,868 of the Company’s common shares on the open market. As of May 14, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,468,472 of the Company’s outstanding common shares, representing approximately 53.9% of the Company’s common shares outstanding on May 14, 2020.
(B) Gedeon Richter Plc. Development and Commercialization Agreement
In April 2020, the Company received a $10.0 million milestone payment from Richter pursuant to the Development and Commercialization Agreement. The milestone payment related to the Company’s Marketing Authorisation Application submission to the European Medicines Agency for relugolix combination tablet for the treatment of women with moderate to severe symptoms associated with uterine fibroids. See Note 13.

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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on its assessment, our management has concluded that, as of March 31, 2020, our internal control over financial reporting is effective based on those criteria.
(3) Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of our internal control over financial reporting as of March 31, 2020.
(4) Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On May 18, 2020, we and Sumitovant, our majority shareholder, entered into a consulting agreement pursuant to which Sumitovant will provide consulting services to us to support us in commercial planning, commercial launch activities and implementation. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of our board of directors, will provide the services to us on behalf of Sumitovant under the agreement. The term of engagement will continue through November 11, 2020, or such earlier time as we hire a permanent Chief Commercial Officer, and may be renewed upon the mutual written consent of the parties. Either we or Sumitovant may terminate the engagement under the agreement at any time for any reason by giving not less than 15 days prior written notice thereof to the other party. The consulting services will be provided with the aggregate fees not to exceed a total of $120,000 without our prior written approval.

PART III.
We intend to file a definitive proxy statement for our 2020 Annual General Meeting of Shareholders (“2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after March 31, 2020. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2020 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be contained in our 2020 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be contained in our 2020 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm, Appointment of Auditor for Statutory Purposes and Authorization for the Board to Set Auditor Remuneration” and is incorporated herein by reference.

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
(3) Exhibits.
Exhibit Index

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Fifth Amended and Restated Bye-Laws.	10-Q	001-37929	3.3	02/10/2020
4.1	†	Description of Common Shares.
4.2		See Exhibits 3.1 - 3.3.
10.1		Letter Agreement, dated October 31, 2019, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	10-Q	001-37929	10.1	02/10/2020
10.2		Loan Agreement, dated as of December 27, 2019, by and among Sumitomo Dainippon Pharma Co., Ltd., as the Lender, the Registrant, as the Parent, and Myovant Sciences GmbH, as the Borrower.	10-Q	001-37929	10.2	02/10/2020
10.3		Investor Rights Agreement, dated as of December 27, 2019, by and among the Registrant, Sumitovant Biopharma Ltd. and Sumitomo Dainippon Pharma Co., Ltd.	10-Q	001-37929	10.3	02/10/2020
10.4	†*	License Agreement, dated April 29, 2016, by and between the Registrant and Takeda Pharmaceuticals International AG and Amendment No. 1 dated August 30, 2016.
10.5	†*	Amendment No. 2 to License Agreement, dated March 3, 2020, by and between the Registrant and Takeda Pharmaceuticals International AG.
10.6	†*	Agreement for the Manufacture and Supply of Clinical Trial Material, dated June 7, 2016, by and between the Registrant and Takeda Pharmaceuticals Company Limited, as amended.

10.7	*	Commercial Manufacturing & Supply Agreement, effective as of May 30, 2018, by and between Myovant Sciences GmbH and Takeda Pharmaceutical Company Limited.	10-Q/A	001-37929	10.5	09/17/2018
10.8		Sales Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Cowen and Company, LLC.	8-K	001-37929	1.1	04/03/2018
10.9	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Lynn Seely, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.1	11/08/2018
10.10	+	Restricted Stock Award Agreement, dated May 31, 2017, by and between Myovant Sciences Ltd. and Lynn Seely.	10-K	001-37929	10.21	05/24/2019
10.11	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Frank Karbe and Myovant Sciences, Inc.	10-Q	001-37929	10.2	11/08/2018
10.12	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Matt Lang and Myovant Sciences, Inc.	10-Q	001-37929	10.3	11/08/2018
10.13	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Juan Camilo Arjona Ferreira, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.4	11/08/2018
10.14	+	Employment Agreement, dated as of November 1, 2018, by and between Kim Sablich and Myovant Sciences, Inc.	10-Q	001-37929	10.6	02/07/2019
10.15	+	Form of Indemnification Agreement with directors and executive officers.	S-1	333-213891	10.8	09/30/2016
10.16	+	2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.5	10/20/2016
10.17	+	Forms of Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.6	09/30/2016
10.18	+	Form of Amendment No.1 to the Stock Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.	10-Q	001-37929	10.1	11/12/2019
10.19	+	Form of Early Exercise Stock Purchase Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.7	09/30/2016
10.20	+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended.	10-K	001-37929	10.30	05/24/2019
10.21	+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended (2019 Form).	10-Q	001-37929	10.2	11/12/2019
10.22	+	Form of Restricted Stock Award Agreement under 2016 Equity Incentive Plan, as amended.	10-K	001-37929	10.31	05/24/2019
10.23	+	2020 Incentive Bonus Arrangements with Executive Officers.	10-Q	001-37929	Part II -Item 5	02/10/2020
10.24	†+	Non-Employee Director Compensation Policy.
21.1	†	Subsidiaries of the Registrant.
23.1	†	Consent of independent registered public accounting firm.
31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
† Filed herewith.
+ Indicates management contract or compensatory plan.
* Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the SEC.
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

Date: May 18, 2020

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

Signature	Title	Date

/s/ Lynn Seely	Principal Executive Officer and Director	May 18, 2020
Lynn Seely

/s/ Frank Karbe	Principal Financial and Accounting Officer	May 18, 2020
Frank Karbe

/s/ Myrtle Potter	Chairman and Director	May 18, 2020
Myrtle Potter

/s/ Terrie Curran	Director	May 18, 2020
Terrie Curran

/s/ Mark Guinan	Director	May 18, 2020
Mark Guinan

/s/ Adele Gulfo	Director	May 18, 2020
Adele Gulfo

/s/ Hiroshi Nomura	Director	May 18, 2020
Hiroshi Nomura

/s/ Kathleen Sebelius	Director	May 18, 2020
Kathleen Sebelius