Form 10-Q
period 2020-06-30
Myovant Sciences Ltd.
filed 2020-08-11
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Registrant’s telephone number, including area code: +44 (207) 400 3351

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.000017727 par value per share	MYOV	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on August 6, 2020, was 90,149,320.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	June 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,726	$76,644
Marketable securities	14,970	2,997
Prepaid expenses and other current assets	9,370	8,269
Total current assets	109,066	87,910
Property and equipment, net	2,453	2,497
Operating lease right-of-use asset	10,790	11,146
Other assets	4,373	4,373
Total assets	$126,682	$105,926
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$5,388	$15,334
Interest payable (related party)	24	15
Accrued expenses	28,920	29,060
Deferred revenue	16,667	40,000
Operating lease liability	1,585	1,516
Total current liabilities	52,584	85,925
Long-term operating lease liability	10,571	10,996
Long-term debt, less current maturities (related party)	193,700	113,700
Other	4,437	3,582
Total liabilities	261,292	214,203
Commitments and contingencies (Note 11)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 90,137,012 and 89,833,998 issued and outstanding at June 30, 2020 and March 31, 2020, respectively	2	2
Additional paid-in capital	694,383	684,381
Accumulated other comprehensive loss	(5,121)	(1,646)
Accumulated deficit	(823,874)	(791,014)
Total shareholders’ deficit	(134,610)	(108,277)
Total liabilities and shareholders’ deficit	$126,682	$105,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,
	2020	2019
License and milestone revenue	$33,333	$—
Operating expenses:
Research and development	44,186	51,117
General and administrative	22,828	14,152
Total operating expenses	67,014	65,269
Loss from operations	(33,681)	(65,269)
Interest expense	—	3,793
Interest expense (related party)	2,184	—
Interest income	(108)	(766)
Other income, net	(3,569)	(705)
Loss before income taxes	(32,188)	(67,591)
Income tax expense	672	313
Net loss	$(32,860)	$(67,904)
Net loss per common share — basic and diluted	$(0.37)	$(0.89)
Weighted average common shares outstanding — basic and diluted	89,300,210	76,468,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended June 30,
	2020	2019
Net loss	$(32,860)	$(67,904)
Other comprehensive loss:
Foreign currency translation adjustment	(3,475)	(819)
Total other comprehensive loss	(3,475)	(819)
Comprehensive loss	$(36,335)	$(68,723)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2020	89,833,998	$2	$684,381	$(1,646)	$(791,014)	$(108,277)
Share-based compensation expense	—	—	7,812	—	—	7,812
Issuance of shares upon exercise of stock options and vesting of restricted stock units	303,014	—	2,190	—	—	2,190
Foreign currency translation adjustment	—	—	—	(3,475)	—	(3,475)
Net loss	—	—	—	—	(32,860)	(32,860)
Balance at June 30, 2020	90,137,012	$2	$694,383	$(5,121)	$(823,874)	$(134,610)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2019	72,057,490	$1	$505,851	$507	$(502,025)	$4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,229	17,424,243	1	134,537	—	—	134,538
Share-based compensation expense	—	—	6,410	—	—	6,410
Capital contribution from former controlling shareholder — share-based compensation	—	—	42	—	—	42
Capital contribution from former controlling shareholder	—	—	106	—	—	106
Foreign currency translation adjustment	—	—	—	(819)	—	(819)
Issuance of shares upon exercise of stock options and vesting of restricted stock units	34,399	—	314	—	—	314
Net loss	—	—	—	—	(67,904)	(67,904)
Balance at June 30, 2019	89,622,626	$2	$649,806	$(312)	$(569,929)	$79,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,860)	$(67,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7,812	6,452
Depreciation and amortization (1)	551	356
Amortization of debt discount and issuance costs	—	555
Foreign currency transaction gain	(3,569)	(705)
Other	94	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,101)	1,501
Income tax receivable	—	193
Other assets	—	237
Accounts payable	(9,946)	(1,015)
Interest payable	—	(319)
Interest payable (related party)	9	—
Accrued expenses	(140)	(7,493)
Deferred revenue	(23,333)	—
Operating lease liabilities	(356)	(178)
Deferred interest payable	—	1,517
Other	855	—
Net cash used in operating activities	(61,984)	(66,811)
Cash flows from investing activities:
Purchases of marketable securities	(14,973)	—
Maturities of marketable securities	3,000	—
Purchases of property and equipment	(151)	(139)
Net cash used in investing activities	(12,124)	(139)
Cash flows from financing activities:
Proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	—	2,546
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	—	134,750
Proceeds from related party debt financing	80,000	—
Proceeds from stock option exercises	2,190	314
Net cash provided by financing activities	82,190	137,610
Net change in cash, cash equivalents and restricted cash	8,082	70,660
Cash, cash equivalents and restricted cash, beginning of period	78,018	157,199
Cash, cash equivalents and restricted cash, end of period	$86,100	$227,859
Non-cash financing activities:
Deferred financing costs included in accrued expenses	$—	$212
(1) Includes amortization of operating lease right-of-use asset.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a healthcare company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. The Company’s lead product candidate is relugolix, a once-daily, oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for which the Company has successfully completed multiple Phase 3 clinical studies across three distinct indications. The Company is preparing for potential commercial launches in the United States (“U.S.”) of relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) for the treatment of women with heavy menstrual bleeding associated with uterine fibroids or pain associated with endometriosis, and relugolix monotherapy tablet (120 mg) for the treatment of men with advanced prostate cancer, in anticipation of U.S. Food and Drug Administration (“FDA”) approval to market in these indications. The Company submitted its New Drug Application (“NDA”) to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer in April 2020. This application was accepted for priority review and has a target action date of December 20, 2020. The Company submitted an NDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids in May 2020. The Company has also announced positive results from two replicate Phase 3 clinical studies evaluating relugolix combination therapy in women with pain associated with endometriosis. The Company is developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction. Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. On March 30, 2020, the Company entered into an exclusive license agreement with Gedeon Richter Plc. (“Richter”) for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in certain territories outside of the U.S. Under this agreement, the Company has retained all of its rights to relugolix combination tablet in the U.S. and Canada, as well as rights to relugolix in other therapeutic areas outside of women’s health. In March 2020, the Company submitted a Marketing Authorisation Application (“MAA”) to the European Medicines Agency ("EMA") for relugolix combination tablet in uterine fibroids. The MAA submission has completed validation and is now under evaluation by the EMA.
The Company is an exempted company limited by shares incorporated under the laws of Bermuda in February 2016 under the name Roivant Endocrinology Ltd. The Company changed its name to Myovant Sciences Ltd. in May 2016. Since its inception, the Company has devoted substantially all of its efforts to identifying and in-licensing its product candidates, organizing and staffing the Company, raising capital, preparing for and advancing the clinical development of its product candidates, and preparing for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of June 30, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or 54.0%, of the Company’s outstanding common shares.
The Company has incurred, and expects to continue to incur, significant operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. To date, the Company has not generated any product revenue, and it does not expect to generate product revenue unless and until it obtains regulatory approval for at least one of its product candidates. The Company has funded its operations primarily from the issuance and sale of its common shares and from debt financing arrangements.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 18, 2020. The unaudited consolidated balance sheet at March 31, 2020 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021, for any other interim period or for any other future year. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 18, 2020.
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”), issued by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. During the three months ended June 30, 2020, the Company incurred net losses of $32.9 million and used $62.0 million of cash and cash equivalents in operations. The Company expects to continue to incur significant and increasing operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. In addition, the Company expects that its outstanding debt levels will increase in future periods, which will result in an increase in its quarterly interest payment obligations. The Company has not generated any product revenue to date and does not expect to generate product revenue unless and until it obtains regulatory approval for at least one of its product candidates. Based on its current operating plan, the Company expects that its existing cash, cash equivalents, marketable securities, and its ability to borrow under the terms of the Sumitomo Dainippon Pharma Loan Agreement (See Note 5(A)) will be sufficient to fund its operating expenses and capital expenditure requirements at least through the end of the Company’s fiscal year ending March 31, 2021. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. Current cash, cash equivalents, marketable securities and amounts available under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient to enable the Company to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. The Company anticipates that it will continue to incur net losses and negative operating cash flows for the foreseeable future.
To continue as a going concern, the Company will need, among other things, additional capital resources. The Company continually assesses multiple options to obtain additional funding to support its operations, including through financing activities in public or private capital markets. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. Although the Company expects to draw under the Sumitomo Dainippon Pharma Loan Agreement on a quarterly basis, such draws are contingent upon the consent of the Company’s board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to the Company, in which case the Company would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. ASC 240-40, Going Concern, does not allow the Company to consider future financing activities that are uncertain in its assessment of the Company’s future cash burn for the purpose of its liquidity assessment. On August 5, 2020, the Company obtained an additional $200.0 million low-interest, five-year term loan commitment from Sumitomo Dainippon Pharma (see Note 12).
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
(B) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Determinations in which management uses subjective judgments include, but are not limited to, the evaluation of the Company’s ability to continue as a going concern, revenue recognition, share-based compensation expenses, research and development (“R&D”) expenses and accruals, leases, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, that are not readily apparent from other sources. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.
(C) Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, when applicable, for outstanding yet unvested shares of restricted common stock. The computation of diluted net loss per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, restricted stock awards, performance stock units, and warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.
As of June 30, 2020 and 2019, potentially dilutive securities were as follows:

	June 30,
	2020	2019
Stock options	8,648,078	7,085,337
Restricted stock awards (unvested)	564,111	846,165
Restricted stock units (unvested)	2,771,770	38,449
Performance stock units (unvested)	831,431	—
Warrants	73,710	73,710
Total	12,889,100	8,043,661

(D) Cash, Cash Equivalents, and Restricted Cash
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
Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash and consists of the following (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$84,726	$226,734
Restricted cash (1)	1,374	1,125
Total cash, cash equivalents and restricted cash	$86,100	$227,859
(1) Included in other assets on the unaudited condensed consolidated balance sheets.
(E) Marketable Securities
Investments in marketable securities are held in a custodial account at a financial institution and managed by the Company’s investment advisor based on the Company’s investment guidelines. The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities.

The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are recorded in accumulated other comprehensive (loss) income until realized. Any unrealized losses are evaluated for other-than-temporary impairment at each balance sheet date. Realized gains and losses are determined based on the specific identification method and are recorded in other income, net.
The Company does not intend to sell its securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of the amortized cost basis. See Note 3 for additional information.
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
Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:
•Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations are based on inputs that are unobservable (supported by little or no market activity) and significant to the overall fair value measurement.
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
(G) Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company was required to adopt ASC 606 on April 1, 2018. As the Company did not have any effective contracts within the scope of this guidance prior to April 1, 2018, ASC 606 had no impact on the Company's consolidated financial statements and related disclosures upon adoption.

In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation.
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
•Licenses of intellectual property: If the licenses to intellectual property are determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.
•Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price on a cumulative catch-up basis in earnings in the period of the adjustment.
•Royalties and commercial milestone payments: For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee.
(H) Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which simplifies the fair value measurement disclosure requirements. The Company adopted the new standard on April 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). This guidance is intended to reduce diversity in practice and clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. ASU 2018-18 provided guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The Company adopted the new standard on April 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which amends ASU No. 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. The Company adopted ASU 2018-15 using the prospective method as of April 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASC 2016-13 and its amendments will be effective for annual and interim periods beginning after December 15, 2022 for smaller reporting companies. The Company is currently assessing the impact the adoption of this new standard will have on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), that eliminates certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. ASU 2019-12 also simplifies U.S. GAAP by making other changes for matters such as, franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Note 3—Investments and Fair Value Measurements
Fair Value Measurements
The following table summarizes the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2020
Money market funds (1)	$4,988	$—	$—	$4,988
Commercial paper (2)	—	48,382	—	48,382
Municipal bonds (3)	—	16,617	—	16,617
Total assets	$4,988	$64,999	$—	$69,987

As of March 31, 2020
Money market funds (1)	$11,348	$—	$—	$11,348
Commercial paper (4)	—	7,042	—	7,042
Total assets	$11,348	$7,042	$—	$18,390

(1) Included in cash and cash equivalents.
(2) Includes $41.6 million in cash and cash equivalents and $6.8 million in marketable securities.
(3) Includes $8.4 million in cash and cash equivalents and $8.2 million in marketable securities.
(4) Includes $4.0 million in cash and cash equivalents and $3.0 million in marketable securities.
There were no liabilities measured at fair value on a recurring basis as of June 30, 2020 or March 31, 2020.
Note 4—Accrued Expenses
As of June 30, 2020, and March 31, 2020, accrued expenses consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Accrued R&D expenses	$15,437	$15,500
Accrued compensation-related expenses	6,994	9,309
Accrued commercial expenses	3,190	818
Accrued professional service fees	763	1,126
Accrued other expenses	2,536	2,307
Total accrued expenses	$28,920	$29,060

Note 5—Related Party Transactions
(A) Sumitomo Dainippon Pharma Co., Ltd.
On December 27, 2019, the Company’s former controlling shareholder, Roivant Sciences Ltd. (“Roivant”), completed a transaction (the “Sumitomo-Roivant Transaction”) in which all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma, resulting in Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, owning 45,008,604, or approximately 50.2%, of the Company’s outstanding common shares on December 27, 2019. As of June 30, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 54.0%, of the Company’s outstanding common shares.

Sumitomo Dainippon Pharma Loan Agreement
On December 27, 2019, the Company and its subsidiary, Myovant Sciences GmbH (“MSG”), entered into a Loan Agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”). Pursuant to the Sumitomo Dainippon Pharma Loan Agreement, Sumitomo Dainippon Pharma agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. On December 30, 2019, the Company borrowed an initial amount of $113.7 million under the Sumitomo Dainippon Pharma Loan Agreement, the proceeds of which were used to repay all outstanding obligations of the Company to NovaQuest Capital Management and Hercules Capital, Inc. and to satisfy certain other fees and expenses. Additional funds may be drawn down by the Company once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to the Company, in which case the Company would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Dainippon Pharma Loan Agreement. Loans under the Sumitomo Dainippon Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
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
As of June 30, 2020, the outstanding loan balance of $193.7 million is classified as a long-term liability on the Company’s unaudited condensed consolidated balance sheets under the caption long-term debt, less current maturities (related party). As of June 30, 2020, approximately $206.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement. Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was $2.2 million for the three months ended June 30, 2020 and is included in interest expense (related party) in the Company’s unaudited condensed consolidated statements of operations. There was no interest expense (related party) for the three months ended June 30, 2019. On August 5, 2020, the Company obtained an incremental $200.0 million low-interest, five-year term loan commitment from Sumitomo Dainippon Pharma (see Note 12).
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
(B) Sumitovant
On May 18, 2020, the Company and Sumitovant entered into a consulting agreement pursuant to which Sumitovant provides consulting services to the Company to support the Company in commercial planning, commercial launch activities and implementation. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of the Company’s board of directors, provides services to the Company on behalf of Sumitovant under the agreement. The term of the engagement is through November 11, 2020, or such earlier time as the Company hires a Chief Commercial Officer, and may be renewed upon the mutual written consent of the parties. Either the Company or Sumitovant may terminate the engagement under the agreement at any time for any reason by giving not less than 15 days prior written notice thereof to the other party. The consulting services will be provided with the aggregate fees not to exceed a total of $120,000 without the Company’s prior written approval. For the three months ended June 30, 2020, the Company incurred $114,000 of expense under this consulting agreement, which is included in general and administrative (“G&A”) expenses in the accompanying unaudited condensed consolidated statements of operations.
(C) Sunovion Pharmaceuticals Inc.
On August 1, 2020, the Company's subsidiary, MSG, entered into a Market Access Services Agreement (the “Market Access Services Agreement”) with Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma (see Note 12).
(D) Roivant Sciences Ltd.
As a result of the closing of the Sumitomo-Roivant Transaction described above, on December 27, 2019 all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company. On December 27, 2019, the then existing Information Sharing and Cooperation Agreement between the Company and Roivant, the then existing Services Agreements between the Company and certain of its subsidiaries and Roivant and certain of its subsidiaries, and the then existing Option Agreement between the Company and Roivant were terminated. For three months ended June 30, 2019, the Company paid or reimbursed Roivant approximately $0.2 million under the terms of the then existing Services Agreements. In addition, the Company recorded share-based compensation expense allocated from Roivant of less than $0.1 million for the three months ended June 30, 2019. No amounts were incurred during the three months ended June 30, 2020.
Roivant purchased 2,424,242 of the Company’s common shares in the Company’s June 4, 2019 underwritten public equity offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million (see Note 7).
Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was (2.09)% and (0.46)%, respectively. The Company’s effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of June 30, 2020, the Company has deferred $0.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The deferred payroll tax liability is included in other liabilities on the accompanying unaudited condensed consolidated balance sheet.
Note 7—Shareholders’ Deficit
(A) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the three months ended June 30, 2019, the Company issued and sold 106,494 of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 per common share for aggregate net proceeds to the Company of approximately $2.5 million after deducting underwriting commissions paid by the Company. No shares were sold under the Sales Agreement during the three months ended June 30, 2020. As of June 30, 2020, the Company had approximately $10.4 million of capacity available to it under its “at-the-market” equity offering program.
(B) Underwritten Public Equity Offering of Common Shares
On June 4, 2019, the Company completed an underwritten public equity offering of 17,424,243 of its common shares at a public offering price of $8.25 per common share. After deducting the underwriting discounts and commissions and offering costs paid by the Company, the net proceeds to the Company in connection with the underwritten public equity offering, including from the exercise of the underwriters’ option to purchase additional common shares, were approximately $134.5 million.
Note 8—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, as amended (the “2016 Plan”), under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2020, the number of common shares authorized for issuance increased automatically by 3.6 million shares in accordance with the evergreen provision of the 2016 Plan. As of June 30, 2020, a total of 1.2 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.

(B) Stock Options
A summary of stock option activity under the Company’s 2016 Plan is as follows:

Number of Options
Options outstanding at March 31, 2020	7,723,302
Granted	1,571,323
Exercised	(302,076)
Forfeited	(344,471)
Options outstanding at June 30, 2020	8,648,078
Options vested and expected to vest at June 30, 2020	8,648,078
Options exercisable at June 30, 2020	3,236,128

(C) Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock award and restricted stock unit activity under the Company’s 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2020	1,280,312
Granted	2,298,339
Vested	(71,450)
Forfeited	(171,320)
Unvested balance at June 30, 2020	3,335,881

(D) Performance Stock Units
A summary of performance stock unit activity under the Company's 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2020	299,870
Granted	568,976
Vested	—
Forfeited	(37,415)
Unvested balance at June 30, 2020	831,431

The vesting of performance stock units requires that certain performance conditions are achieved during the performance period and is subject to the employee’s continued service requirements. During the three months ended June 30, 2020, the Company recognized share-based compensation expense of $0.6 million related to performance stock units for which it determined the vesting to be probable.

(E) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Share-based compensation expense recognized as:
R&D expenses	$4,024	$2,548
G&A expenses	3,788	3,904
Total	$7,812	$6,452

Share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations consistent with the grantee’s salary. Total unrecognized share-based compensation expense was approximately $69.3 million as of June 30, 2020 and is expected to be recognized over a weighted-average period of approximately 3.0 years.
Note 9—Leases
At June 30, 2020, the Company has lease agreements, as lessee, for office space in Brisbane, California, which are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the non-cancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. The Company currently has no other significant operating, financing, or short-term leases.
The components of operating lease expense for the Company’s office space were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating lease cost	$729	$519
Variable lease cost (1)	90	9
Total operating lease cost	$819	$528

(1) Variable lease cost includes common area maintenance and utilities costs which are not included in operating lease liabilities and which are expensed as incurred.
Certain information related to the Company’s operating lease right-of-use assets and operating lease liabilities for its Brisbane, California office space are as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Cash paid for operating lease liabilities	$729	$496
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$9,181

As of June 30, 2020, the Company’s operating leases had a weighted average remaining lease term of 5.4 years and a weighted average discount rate of 12.3%.

As of June 30, 2020, maturities of operating lease liabilities were as follows (in thousands):

Years Ended March 31,
2021 (remainder of year)	$2,210
2022	3,028
2023	3,127
2024	3,053
2025	2,409
Thereafter	2,898
Total lease payments	16,725
Less imputed interest	(4,569)
Present value of future minimum lease payments	12,156
Less operating lease liability, current portion	(1,585)
Operating lease liability, long-term portion	$10,571

Note 10—Development and Commercialization Agreement
On March 30, 2020, the Company entered an exclusive license agreement for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand (the “Development and Commercialization Agreement”). Under the agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, is eligible to receive up to $40.0 million in regulatory milestone payments (of which $10.0 million was received in April 2020), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval. Under the terms of the agreement, the Company will continue to lead global development of relugolix combination tablet. The Company has also agreed to assist Richter in transferring manufacturing technology from the Company’s contract manufacturing organizations to Richter to enable Richter to manufacture relugolix combination tablet. If requested by Richter, the Company has agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to the Company’s agreements with its contract manufacturing organizations. Richter will be responsible for local clinical development, manufacturing, and all commercialization activities for its territories. The Company has also granted Richter an option to collaborate with the Company on relugolix combination tablet for future indications in women’s health other than fertility.
The Company determined that the transaction price under the Development and Commercialization Agreement totaled $50.0 million, consisting of the upfront payment of $40.0 million received on March 31, 2020 and a $10.0 million regulatory milestone payment received in April 2020. As of June 30, 2020, the Company did not include any other regulatory milestones, sales-related milestones, or royalties on net sales following regulatory approval in the transaction price given the substantial uncertainty related to their achievement.
The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Development and Commercialization Agreement. In accordance with this guidance, the Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination therapy, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination therapy. In evaluating the appropriate measure for the Company's performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are issued to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Development and Commercialization Agreement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Based upon the Company's assessment of its progress toward delivering relugolix combination therapy clinical and regulatory data packages to Richter, the Company concluded that as of June 30, 2020, it had satisfied approximately two-thirds of the combined performance obligation. As a result, the Company recognized $33.3 million of the transaction price as revenue during the three months ended June 30, 2020. As the Company currently expects to deliver the remaining substantive relugolix combination therapy data packages to Richter in the fourth quarter of the fiscal year ending March 31, 2021, the Company has recorded the remaining $16.7 million of the transaction price as deferred revenue, a current liability, on the unaudited condensed consolidated balance sheet as of June 30, 2020.

Contract Balances
Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these agreements. Amounts payable to the Company are recorded as accounts receivable when the Company's rights to consideration is unconditional. The following table presents changes in the Company’s total contract liabilities during the three months ended June 30, 2020 (in thousands):

	Balance at			Balance at
	March 31, 2020	Additions	Deductions	June 30, 2020

Contract liabilities:
Deferred revenue, current	$40,000	$10,000	$(33,333)	$16,667

Deferred revenue related to the Richter Development and Commercialization Agreement as of June 30, 2020, which was comprised of the $50.0 million transaction price, including a $40.0 million upfront payment received in March, 2020 and a $10.0 million regulatory milestone received in April, 2020, less the revenue recognized from the effective date of the contract, will be recognized as revenue as the combined performance obligation is satisfied.
The Company had no receivables or contract assets as of March 31, 2020 or June 30, 2020. During the three months ended June 30, 2020, the Company's contract liabilities, which consisted of deferred revenue, decreased by $23.3 million. This decrease included deductions of $33.3 million related to revenue recognized during the three months ended June 30, 2020, partially offset by additions of $10.0 million related to a regulatory milestone received in April, 2020.
Note 11—Commitments and Contingencies
(A) Legal Contingencies
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. For cases in which the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the loss contingency, including an estimable range, if possible. The Company is currently not involved in any material legal proceedings.
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
(C) Indemnification Agreements
The Company has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification liability is unlimited; however, the Company holds directors’ and officers’ liability insurance which limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. In the normal course of business, the Company also enters into contracts and agreements with service providers and other parties with which it conducts business that contain indemnification provisions pursuant to which the Company has agreed to indemnify the party against certain types of third-party claims. The Company has agreed to indemnify Sumitomo Dainippon Pharma against certain losses, claims, liabilities and related expenses incurred by Sumitomo Dainippon Pharma, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement and the Investor Rights Agreement. The Company has not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related accruals have been established.

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
If the Takeda License Agreement is terminated in its entirety or with respect to relugolix for prostate cancer, other than for safety reasons or by the Company for Takeda’s uncured material breach, prior to receipt of the first regulatory approval of relugolix for prostate cancer in Japan, then the Company must either reimburse Takeda for its out of pocket costs and expenses directly incurred in connection with Takeda’s completion of the relugolix development for prostate cancer, up to an agreed upon cap, or complete by itself the conduct of any clinical studies of relugolix for prostate cancer that are ongoing as of the effective date of such termination, at its cost and expense
Pursuant to a Commercial Manufacturing and Supply Agreement entered into with Takeda (the “Takeda Commercial Supply Agreement”), Takeda agreed to supply the Company and the Company agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications. For relugolix drug substance manufactured or delivered on or after December 31, 2019, the Company will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year.
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
Note 12—Subsequent Events
(A) Sumitomo Dainippon Pharma
Sumitomo Dainippon Pharma Loan Agreement
Pursuant to the terms of the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A)), the Company is permitted to draw down funds once per calendar quarter, subject to certain conditions. In July 2020, the Company borrowed $60.0 million under the Sumitomo Dainippon Pharma Loan Agreement. Subsequent to this draw, approximately $146.3 million of borrowing capacity remains available to the Company.
Sumitomo Dainippon Pharma Loan Commitment
On August 5, 2020, the Company obtained a debt commitment letter (the “2020 Commitment Letter”) from Sumitomo Dainippon Pharma, pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has committed to provide an additional $200.0 million in unsecured revolving commitments (the “New Credit Facility”), the proceeds of which may be used for business operating expenditures of the Company and its subsidiaries. The commitments are in addition to the commitments made available to the Company and its subsidiaries by Sumitomo Dainippon Pharma under the existing Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A)).
The New Credit Facility shall mature on the fifth anniversary of the closing of the New Credit Facility. Sumitomo Dainippon Pharma will have the discretion, to require certain prepayments as Sumitomo Dainippon Pharma may request and/or to not allow the Company to draw down any remaining funds under the New Credit Facility, upon the occurrence of certain material business development transactions. In addition, as a condition to entering into the New Credit Facility, the Company shall be required to enter into an information sharing agreement with Sumitovant which will be on terms to be agreed between the

Company and Sumitovant. The terms and conditions of the New Credit Facility shall otherwise be substantially identical to the terms of the existing Sumitomo Dainippon Pharma Loan Agreement, including with respect to the interest rate margins, except as otherwise agreed between the Company and Sumitomo Dainippon Pharma.
(B) Sunovion Pharmaceuticals Inc.
Market Access Services Agreement
On August 1, 2020, the Company’s subsidiary, MSG, entered into the Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Dainippon Pharma. Pursuant to the Market Access Services Agreement, among other things, Sunovion has agreed to provide to MSG certain market access services with respect to the distribution and sale of relugolix monotherapy (relugolix 120 mg) (“Prostate Cancer Product”) and relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) (“Women’s Health Product,” and collectively with Prostate Cancer Product, the “Products”, and each a “Product”), including, among other things: (i) adding the Products to Sunovion’s agreements with its third party logistics providers; (ii) adding the Women’s Health Product to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks and negotiating rates for the Products with certain market access customers; (iii) providing order-to-cash services; (iv) providing certain employees to provide market access account director services; (v) performing activities required in connection with supporting and maintaining contracts between the Company and market access customers for the coverage, purchase, or dispensing of the Products; (vi) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to the Products; (vii) providing MSG with price reporting metrics and other information required to allow the Company to comply with applicable government price reporting requirements; (viii) coordinating with MSG and any applicable wholesalers and distributors to address any recalls, investigations, or product holds; (ix) configuring, or causing to be configured, the appropriate software systems to enable Sunovion to perform its obligations under the Market Access Services Agreement; and (x) providing training and certain other ancillary support services to facilitate the foregoing.
MSG, in turn, appointed Sunovion as the exclusive distributor of the Women’s Health Product and a non-exclusive distributor of the Prostate Cancer Product, each in the United States, including all of its territories and possessions.
In order to facilitate Sunovion’s provision of these services, MSG agreed, among other things, to: (i) grant Sunovion a non-exclusive license under all intellectual property owned or controlled by MSG, solely for Sunovion’s use in connection with its performance of the contemplated services; (ii) provide Sunovion periodic reports of sales projections and estimated volume requirements, as well as such other information as Sunovion reasonably requests or may need to perform the services; (iii) comply with the provisions of any agreements between Sunovion and third parties pursuant to which the Products will be distributed or sold; (iv) cooperate with certain investigations related to orders and audits of MSG’s quality systems solely relate, as reasonably determined by Myovant, to Sunovion’s performance of certain regulatory services, at Sunovion’s costs; and (v) promptly notify Sunovion in the event relugolix is recalled.
As consideration for the services, MSG will pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees.
The Market Access Services Agreement also contains customary representations and warranties by the parties and customary provisions related to confidentiality, indemnification and insurance. The initial term of the Market Access Services Agreement is three years. Thereafter, the term will be automatically extended for one-year periods, unless either party provides notice of its intent not to renew the Market Access Services Agreement at least nine (9) months prior to the expiration of the applicable term. Either party may also terminate the Market Access Services Agreement prior to the end of its term in the event of an uncured material breach by the other party, if there are certain changes of law, or if such other party becomes insolvent or undergoes a change of control. MSG may also terminate the Market Access Services Agreement with respect to one or both Products if Sunovion fails to satisfy certain market access milestones or for convenience upon payment of a break-up fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020 included in our Annual Report on Form 10-K, filed with the SEC on May 18, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Myovant,” the Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
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
The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•the impact of pandemics, epidemics or outbreaks of infectious diseases, including the effect that the COVID-19 pandemic and related “shelter-in-place” orders and other measures will have on our business operations, financial conditions and results of operations;
•the success and anticipated timing of our clinical studies for relugolix combination therapy (relugolix 40 mg, plus estradiol 1.0 mg and norethindrone acetate 0.5 mg), relugolix 120 mg as a monotherapy, and MVT-602;
•the anticipated start dates, durations and completion dates of our ongoing and future nonclinical and clinical studies;
•the anticipated designs of our future clinical studies;
•the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for relugolix combination tablet, relugolix monotherapy tablet, MVT-602 and any future product candidates;
•our ability to successfully plan for and commercialize relugolix combination tablet and relugolix monotherapy tablet, if approved;
•our ability to procure sufficient quantities of commercial relugolix drug substance and drug product from approved third party contract manufacturing organizations;
•our ability to achieve commercial sales of any approved products, whether alone or in collaboration with others;
•our ability to obtain coverage for our products if commercialized;
•the rate and degree of market acceptance and clinical utility of any approved products;
•our ability to initiate and continue relationships with third-party clinical research organizations and manufacturers;
•our ability to quickly and efficiently identify and develop new product candidates;
•our ability to hire and retain our key scientific and management personnel;
•our ability to obtain, maintain and enforce intellectual property rights for our product candidates;
•our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies;
•our ability to continue to fund our operations with the cash, cash equivalents, and marketable securities currently on hand, including our expectations for how long these capital resources will enable us to fund our operations;
•our ability to draw under the Sumitomo Dainippon Pharma Loan Agreement and our ability to effect the new debt facility transaction with Sumitomo Dainippon Pharma pursuant to the 2020 Commitment Letter with Sumitomo Dainippon Pharma;

•third party collaboration partners' abilities to perform their obligations under our agreements with them, such as the commercial obligations to be performed by Sunovion and Richter under their respective agreements with us;
•our ability to raise additional capital;
•industry trends;
•developments and projections relating to our competitors or our industry; and
•the success of competing drugs that are or may become available.
Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, particularly in the section titled “Risk Factors” set forth in Part II. Item 1A. of this Quarterly Report on Form 10-Q, and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
Business Overview
We are a healthcare company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Our lead product candidate is relugolix, a once-daily, oral GnRH receptor antagonist for which we have successfully completed multiple Phase 3 clinical studies across three distinct indications. We are preparing for potential commercial launches in the U.S. of relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) for the treatment of women with heavy menstrual bleeding associated with uterine fibroids or pain associated with endometriosis and relugolix monotherapy tablet (120 mg) for the treatment of men with advanced prostate cancer, in anticipation of FDA approval to market in these indications. We submitted our NDA to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer in April 2020. This application was accepted for priority review and has a target action date of December 20, 2020. We submitted an NDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids in May 2020. We have also announced positive results from two replicate Phase 3 clinical studies evaluating relugolix combination therapy in women with pain associated with endometriosis. We are developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as a part of assisted reproduction. Takeda granted us a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. On March 30, 2020, we entered into an exclusive license agreement with Richter for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in certain territories outside of the U.S. Under this agreement, we have retained all of our rights to relugolix combination tablet in the U.S. and Canada, as well as rights to relugolix in other therapeutic areas outside of women’s health. In March 2020, we submitted a MAA to the EMA for relugolix combination tablet in uterine fibroids. The MAA submission has completed validation and is now under evaluation by the EMA.
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
Our majority shareholder is Sumitovant, a subsidiary of Sumitomo Dainippon Pharma. As of June 30, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or 54.0%, of our outstanding common shares.

First Fiscal Quarter Ended June 30, 2020 and Recent Corporate Updates
The following summarizes our first fiscal quarter ended June 30, 2020 and recent corporate updates. Additional information about our clinical programs is included in the section titled “Our Product Candidates.”
Relugolix Phase 3 Clinical Programs
•Prostate Cancer: In June 2020, the FDA accepted for Priority Review our NDA for once-daily, oral relugolix (120 mg) for the treatment of men with advanced prostate cancer, setting a target action date of December 20, 2020. In May 2020, efficacy and safety data from the Phase 3 HERO study of relugolix in men with advanced prostate cancer were simultaneously published in the New England Journal of Medicine and presented at the American Society of Clinical Oncology (“ASCO”)'s ASCO20 Virtual Scientific Program. In July 2020, these data were also presented in an oral presentation during the American Urological Association (“AUA”)'s 2020 Virtual Experience.
•Uterine Fibroids: In May 2020, we submitted an NDA for once-daily, oral relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) for the treatment of women with heavy menstrual bleeding associated with uterine fibroids. In July 2020, we presented additional data from the Phase 3 LIBERTY program showing improvement in patient-reported outcomes and in hemoglobin levels in women with anemia, as well as detailed data from a separate ovulation inhibition study, at the European Society of Human Reproduction and Embryology (“ESHRE”)'s virtual 36th Annual Meeting.
•Endometriosis: In April 2020, we announced that the SPIRIT 2 Phase 3 study evaluating the efficacy and safety of once-daily, oral relugolix combination therapy in women with pain associated with endometriosis met the co-primary efficacy endpoints with 75.2% and 66.0% of women achieving clinically-meaningful reductions in dysmenorrhea and non-menstrual pelvic pain, respectively. In June 2020, we announced that the replicate SPIRIT 1 Phase 3 study also met the co-primary efficacy endpoints with 74.5% and 58.5% of women achieving clinically-meaningful reductions in dysmenorrhea and non-menstrual pelvic pain, respectively. Relugolix was generally well-tolerated and resulted in minimal bone mineral density loss over 24 weeks in both studies.
•Ovulation Inhibition Study: On April 22, 2020, we announced positive results from an open-label, single-arm ovulation inhibition study of relugolix combination therapy. In July 2020, these data were presented at ESHRE’s virtual 36th Annual Meeting.
Sumitomo Dainippon Pharma Loan Commitment
On August 5, 2020, we obtained the 2020 Commitment Letter from Sumitomo Dainippon Pharma, pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has committed to provide an additional $200.0 million low-interest, five-year unsecured revolving term loan commitment, the proceeds of which may be used for business operating expenditures of us and our subsidiaries. The commitments are in addition to the commitments made available to us and our subsidiaries by Sumitomo Dainippon Pharma under the existing Sumitomo Dainippon Pharma Loan Agreement. Additional information is included in Note 12, “Subsequent Events,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Market Access Services Agreement
On August 1, 2020, our subsidiary, MSG, entered into a Market Access Services Agreement (the “Market Access Services Agreement”) with Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma pursuant to which, among other things, Sunovion has agreed to provide to MSG certain market access services with respect to the distribution and sale of relugolix monotherapy (relugolix 120 mg) and relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg). MSG, in turn, appointed Sunovion as the exclusive distributor of relugolix combination tablet and a non-exclusive distributor of relugolix monotherapy, each in the United States, including all of its territories and possessions. Additional information is included in Note 12, “Subsequent Events,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Manufacturing Update
In June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (the “Hikari Facility”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished pharmaceuticals. The Hikari Facility is one of two contract manufacturing organizations included in our regulatory filings for the manufacture of relugolix drug substance (“API”). We will procure the commercial relugolix drug substance needed for our anticipated launches solely from Excella GmbH & Co. KG (“Excella”), the second contract manufacturing organization included in our regulatory filings. We do not expect that the issues relating to the Hikari Facility will have an effect on the FDA’s target action dates for any of our regulatory filings or our launch readiness.
COVID-19 Pandemic
In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified. Due to the rapid and global spread of the virus, in March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to spread throughout the U.S. and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders, closing schools, restricting travel, and social distancing guidelines and causing some businesses to suspend operations. It remains unclear how long these measures will remain in place and whether these measures will be effective.
Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees while continuing our mission to redefine care for women and for men. We believe the safety measures we are taking in response to the COVID-19 pandemic meet or exceed the guidance required from government and public health officials. Beginning in mid-March 2020, substantially all of our workforce began working from home and we curtailed employee travel. We have adopted remote working tools to minimize the disruption to our business activities. At this time, we have not identified a material change to our productivity as a result of these measures, but this could change, particularly if restricted travel, closed schools, and shelter-in-place orders are not removed or significantly eased.
To date, the impact of the COVID-19 pandemic on our ability to advance our clinical studies, regulatory activities, and preparation for the potential commercialization of our product candidates has been limited and all of our publicly announced milestones remain on track. We submitted our NDA to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer in April 2020 and for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids in May 2020. Our NDA for advanced prostate cancer has been accepted by the FDA for Priority Review with a target action date of December 20, 2020. Regulatory agency pre-approval inspections are limited and it is not clear if virtual inspections are acceptable due to COVID-19 and this may impact the FDA's review process and timing of potential approval of these product candidates. Should relugolix monotherapy tablet or relugolix combination tablet receive regulatory approval, we will likely commercially launch these products in the COVID-19 environment. In response to the COVID-19 pandemic, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in fewer prescriptions. In addition, if our product candidates receive regulatory approval, our sales teams would likely have to make presentations to physicians and the medical community solely by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and these virtual meetings may not be as successful as in-person meetings. At this time, we do not anticipate a substantial impact from the COVID-19 pandemic on our supply chain and ability to launch relugolix monotherapy or relugolix combination tablet.
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our financial results, our clinical trials, our supply chains, our pre-launch commercial readiness activities, end user demand for our products, if approved, healthcare systems or the global economy as a whole. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part II. Item 1A.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of June 30, 2020, the Company has deferred $0.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The deferred payroll tax liability is included in other liabilities on the accompanying unaudited condensed consolidated balance sheet.

Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. To date, we have not generated any product revenue, and we do not expect to generate product revenue unless and until we obtain regulatory approval for one of our product candidates. We have funded our operations primarily from the issuance and sale of our common shares and from debt financing arrangements.
As of June 30, 2020, and March 31, 2020, we had an accumulated deficit of $823.9 million and $791.0 million, respectively. We had net losses of $32.9 million and $67.9 million for the three months ended June 30, 2020 and 2019, respectively, and $289.0 million for the fiscal year ended March 31, 2020. As of June 30, 2020, we had cash, cash equivalents, marketable securities and committed funding available to us of $306.0 million consisting of $99.7 million of cash, cash equivalents, and marketable securities and $206.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to cash, cash equivalents, marketable securities and committed funding available to us of $365.9 million, consisting of $79.6 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement as of March 31, 2020. We are permitted to request quarterly draws under the Sumitomo Dainippon Pharma Loan Agreement, subject to certain terms and conditions, including consent of our board of directors. In July 2020, we borrowed an additional $60.0 million under the Sumitomo Dainippon Pharma Loan Agreement. On August 5, 2020, we obtained an incremental $200.0 million, low-interest, five-year term loan commitment from Sumitomo Dainippon Pharma.
Our Product Candidates
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
Lowering estrogen and progesterone levels has been demonstrated, including in our two replicate Phase 3 LIBERTY studies, to effectively decrease heavy menstrual bleeding and pain in women with uterine fibroids. Similarly, relugolix combination therapy has been demonstrated in our two replicate Phase 3 SPIRIT studies to reduce pelvic pain associated with endometriosis. Relugolix combination therapy achieved these results while maintaining a generally well-tolerated safety profile. We believe our combination approach has the potential to have a better safety and tolerability profile than the currently approved LHRH agonist therapies and has the potential to be used longer-term. We further believe our single tablet combination approach also has certain benefits over other oral GnRH antagonist therapies that are currently approved or in development. The goal of our relugolix combination tablet is to provide women with uterine fibroids and endometriosis a once-daily oral medical alternative to hysterectomy and other invasive procedures often recommended to treat these conditions that is suitable for long-term use.
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
Eligible women who completed the LIBERTY 1 or LIBERTY 2 studies were offered the opportunity to enroll in an active treatment extension study in which all women receive relugolix combination therapy for an additional 28-week period for a total treatment period of 52 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. Upon completion of this 52-week total treatment period, eligible women could elect to participate in a second 52-week randomized withdrawal study designed to provide two-year safety and efficacy data on relugolix combination therapy, and to evaluate the need for maintenance therapy. We currently expect to present data from the LIBERTY randomized withdrawal study in the first quarter of calendar year 2021. We are also conducting a one-year observational study of bone mineral density in women with uterine fibroids or endometriosis to provide additional context for our phase 3 clinical programs. We currently expect to present data from the uterine fibroids cohort in the prospective observational bone mineral density study in the third quarter of calendar year 2020.
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
On March 9, 2020, we announced the submission of a MAA to the EMA for relugolix combination tablet for the treatment of women with moderate to severe symptoms associated with uterine fibroids. The application has completed validation and is now under evaluation by the EMA. In May 2020, we submitted an NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids.
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
We enrolled 623 and 638 patients in the SPIRIT 2 and SPIRIT 1 studies, respectively. To be enrolled, women must have had a surgical diagnosis of endometriosis in the last 10 years and moderate-to-severe dysmenorrhea (menstrual pelvic pain) and non-menstrual pelvic pain.
Eligible women who completed the SPIRIT 1 or SPIRIT 2 studies were offered the opportunity to enroll in an active treatment extension study in which all women receive relugolix combination therapy for an additional 80-week period, resulting in a total treatment period of up to 104 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. We currently expect to announce one-year efficacy and safety data from the SPIRIT extension study in the first quarter of calendar year 2021.
The co-primary efficacy endpoints for the SPIRIT 1 and SPIRIT 2 studies were the proportion of all women enrolled with reductions in both dysmenorrhea and non-menstrual pelvic pain, as assessed by an endometriosis-specific patient questionnaire based on the Numerical Rating Scale (“NRS”) completed daily on an electronic patient diary, with no increase in background pain medication. The NRS is an 11-point scale with 0 representing “no pain” and 10 representing “the worst pain you can imagine.” Secondary endpoints included additional questionnaires assessing functional changes associated with endometriosis-specific pain and quality of life, and the use of pain medications to treat endometriosis, including opioid medications. Safety, including bone mineral density changes as measured by DXA, was also assessed.
On April 22, 2020 and June 23, 2020, we announced top-line results from the SPIRIT 2 study and SPIRIT 1 study, respectively.
SPIRIT 1
On June 23, 2020, we announced that SPIRIT 1, the second of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with pain associated with endometriosis, met its co-primary efficacy endpoints and all seven key secondary endpoints. In addition, relugolix combination therapy was generally well-tolerated and resulted in minimal bone mineral density loss over 24 weeks.
Relugolix combination therapy achieved both co-primary endpoints by demonstrating clinically meaningful pain reductions for 74.5% of women with dysmenorrhea (menstrual pain) and 58.5% of women with non-menstrual pelvic pain, compared to 26.9% and 39.6% of women in the placebo group, respectively (p-values < 0.0001). On average, women receiving relugolix combination therapy had a 73.3% reduction on the 11-point (0 to 10) NRS for dysmenorrhea from 7.3 (severe pain) to 1.8 (mild pain).
All seven key secondary endpoints measured at Week 24 and compared to placebo achieved statistical significance, including changes in mean dysmenorrhea and overall pelvic pain, impact of pain on daily activities as measured by the Endometriosis Health Profile-30 (EHP-30) pain domain, greater proportions of women not using analgesics (p-values < 0.0001), changes in mean non-menstrual pelvic pain (p = 0.0002), greater proportions of women not using opioids (p = 0.0005), and changes in mean dyspareunia (painful intercourse) (p = 0.0149).
Relugolix combination therapy was generally well-tolerated with minimal bone mineral density loss over 24 weeks. The overall incidence of adverse events in the relugolix combination and placebo groups was similar (71.2% vs. 66.0%). In the relugolix combination therapy group, 3.8% of women had adverse events leading to discontinuation of treatment versus 1.9% in the placebo group. The only reported adverse events in at least 10% of women in the relugolix combination group were headache and hot flashes. There was one pregnancy in the relugolix combination group and three in the placebo group.
SPIRIT 2
On April 22, 2020, we announced that SPIRIT 2, the first of two Phase 3 studies evaluating once-daily relugolix combination therapy in women with pain associated with endometriosis, met its co-primary efficacy endpoints and six key secondary endpoints. In addition, relugolix combination therapy was generally well-tolerated including minimal bone mineral density loss over 24 weeks.
In the co-primary endpoint analysis of SPIRIT 2, 75.2% of women receiving once-daily oral relugolix combination therapy achieved a clinically meaningful reduction in dysmenorrhea versus 30.4% of women in the placebo group (p < 0.0001). For non-menstrual pelvic pain, relugolix combination therapy achieved a clinically meaningful reduction in 66.0% of women versus 42.6% of women in the placebo group (p < 0.0001). On average, women receiving relugolix combination therapy had a 75.1% reduction on the 11-point (0 to 10) NRS for dysmenorrhea from 7.2 (severe pain) to 1.7 (mild pain).
Six key secondary endpoints measured at Week 24 and compared to placebo achieved statistical significance, including changes in mean dysmenorrhea and overall pelvic pain, impact of pain on daily activities as measured by the Endometriosis Health Profile-30 (EHP-30) pain domain, a greater proportion of women not using opioids (all p-values < 0.0001), changes in non-menstrual pelvic pain (p = 0.0012), and dyspareunia (painful intercourse) (p = 0.0489). An endpoint evaluating change in analgesic use did not achieve statistical significance.
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
In July 2020, we presented data from the ovulation inhibition study and additional data from the LIBERTY program showing improvement in patient-reported outcomes and in hemoglobin levels in women with anemia during the European Society of Human Reproduction and Embryology (“ESHRE”) virtual 36th Annual Meeting.
Our Phase 3 Program for the Treatment of Advanced Prostate Cancer
We initiated a Phase 3 clinical study in March 2017, evaluating the safety and efficacy of relugolix monotherapy in men with advanced prostate cancer, which we refer to as the HERO study. The HERO study randomized 934 men with advanced prostate cancer who required medical therapy to lower testosterone serum levels, also known as androgen deprivation therapy, in a 2:1 ratio to treatment with either oral relugolix 120 mg once-daily (after a single oral loading dose of 360 mg) or a depot injection of leuprolide (per national or regional product label) for a period of at least 48 weeks. Based on FDA discussions, we believe that we will be required to conduct only one Phase 3 study with a single relugolix arm to gain approval for relugolix in men with advanced prostate cancer in the U.S. Nonetheless, we designed the study to include a second arm with leuprolide to demonstrate that treatment with relugolix is noninferior to leuprolide in achieving sustained suppression of testosterone to castrate levels over 48 weeks, an outcome expected to be required for approval in other major markets such as Europe and Japan.
We enrolled 934 men in the HERO study for the primary endpoint analysis. To be enrolled, men must have had advanced prostate cancer that required androgen deprivation therapy for at least 48 weeks and included prostate cancer defined as biochemical or clinical relapse, advanced localized disease or newly diagnosed metastatic disease. Screening PSA was > 2.0 ng/mL and serum testosterone levels within the normal range. We filed an amendment to the HERO study protocol to enroll 139 additional men with metastatic prostate cancer and to add the secondary objective of demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide, that completed enrollment in July 2019. We believe that relugolix, a direct GnRH receptor antagonist, has the potential to delay the time to castration-resistant disease as compared with leuprolide, an LHRH agonist, because relugolix more rapidly suppresses testosterone and PSA and more fully suppresses FSH than leuprolide. We currently expect to report additional data from the HERO study measuring castration resistance-free survival in the cohort of 434 men with metastatic prostate cancer, comprising 295 men from the original HERO study and the additional cohort of 139 men, in the third quarter of calendar year 2020. We may conduct additional clinical studies to further support the commercial potential of relugolix in prostate cancer in the U.S. and other major markets.
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
On November 19, 2019, we announced that the Phase 3 HERO study evaluating the safety and efficacy of once-daily, oral relugolix monotherapy over 48 weeks in 934 men with advanced prostate cancer met its primary efficacy endpoint with 96.7% (95% CI: 94.9%, 97.9%) of men achieving sustained testosterone suppression to castrate levels. The study also met all tested key secondary endpoints, while demonstrating 54% fewer major adverse cardiovascular events as compared with leuprolide injections administered every 3 months. Men in the relugolix group had a 54% lower risk of major adverse cardiovascular events compared to men in the leuprolide acetate group (2.9% vs. 6.2%, respectively). Additionally, in men with a history of these events, the relugolix group had 80% fewer major adverse cardiovascular events reported compared to the leuprolide acetate group (3.6% vs. 17.8%, respectively). More than 90% of men in the HERO study had at least one cardiovascular risk factor, including lifestyle risk factors such as tobacco use and obesity, comorbidities such as diabetes and hypertension, and prior history of a major adverse cardiovascular event.
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
In May 2020, efficacy and safety data from the Phase 3 HERO study were simultaneously published in the New England Journal of Medicine and presented at the American Society of Clinical Oncology (“ASCO”)'s ASCO20 Virtual Scientific

Program. In July 2020, these data were also presented in an oral presentation during the American Urological Association (“AUA”)'s 2020 Virtual Experience. Detailed secondary endpoint data showed notable differences in the rapid and profound suppression of testosterone, PSA response, and testosterone recovery after discontinuation of treatment. In the relugolix group, testosterone suppression to less than 50 ng/dL was achieved in 56.0% of men by Day 4 and 98.7% by Day 15, compared to 0.0% by Day 4 and 12.1% by Day 15 for men in the leuprolide acetate group. Additionally, in the relugolix group, profound testosterone suppression to less than 20 ng/dL was achieved in 78.4% of men at Day 15, compared to 1.0% at Day 15 for men in the leuprolide acetate group. A higher proportion of men in the relugolix group achieved a 50% reduction in PSA by Day 15 and confirmed at Day 29 compared to those in the leuprolide acetate group (79.4% vs. 19.8%, respectively). Within 90 days of treatment discontinuation, 54% of men in the relugolix group achieved normal testosterone levels (≥ 280 ng/dL) with a mean testosterone level of 288.4 ng/dL, compared to 3% of men in the leuprolide acetate group with a mean testosterone level of 58.6 ng/dL.
On April 21, 2020, we announced the submission of an NDA to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer. In June 2020, the FDA accepted for Priority Review this NDA, setting a target action date of December 20, 2020. In its acceptance letter, the FDA also stated that it is currently not planning to hold an advisory committee meeting for this application. If approved, relugolix would be the first and only oral GnRH receptor antagonist treatment for men with advanced prostate cancer.
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
In October 2018, we presented data from a Phase 1 study of MVT-602 at the American Society of Reproductive Medicine Annual Congress. Results of the study showed that administration of MVT-602 in healthy premenopausal women in the follicular phase produced a dose-related increase in LH concentrations and expected effects on FSH and estradiol. A total of 24 women were randomized to one of three MVT-602 dose groups (0.3 µg, 1 µg or 3 µg) and then subsequently randomized within the assigned group to receive a single subcutaneous dose of MVT-602 or placebo in a 3:1 ratio. Results showed that administration of single subcutaneous doses of MVT-602 demonstrated dose-related increases in LH concentrations and expected post-dose increases in FSH and estradiol concentrations, with little effect observed on progesterone as expected. No serious adverse events were reported, and no subject discontinued from the study due to an adverse event. Adverse events were similar between the placebo and MVT-602 groups with no apparent dose-related effects.
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
Financial Operations Overview
Revenue
To date, we have not generated any product revenue, and we do not expect to generate any revenue, from the sale of any products unless and until we obtain regulatory approval of and commercialize relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or a potential future product candidate. Our revenue to date has been solely derived from the upfront and regulatory milestone payments we received from Richter under the Development and Commercialization Agreement.

Research and Development Expenses
Our R&D expenses to date have been primarily limited to the clinical development of our product candidates including the conduct of multiple Phase 3 and earlier clinical studies, the expansion of our team, and the initiation of activities in preparation for our anticipated commercial launches such as the establishment of our medical affairs function, as well as regulatory and certain manufacturing activities. Our R&D expenses include program-specific costs, as well as costs that are not allocated to a specific program.
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
Unallocated costs primarily include employee-related expenses, such as salaries, share-based compensation, benefits and travel for employees engaged in R&D activities including clinical operations, biostatistics, regulatory, and medical affairs, and the cost of contractors and consultants who assist with R&D activities not specific to a program.
R&D activities have been, and will continue to be, central to our business model. Product candidates in later stages of clinical development, such as relugolix, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. We expect our overall R&D expenses to continue to be a significant area of spend, but with the completion of our Phase 3 HERO, LIBERTY, and SPIRIT studies and the submission of our NDAs for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer and relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, we expect our overall R&D expenses to decrease. However, we expect the decreases in Phase 3 clinical study expenses will be partially offset by increases in other R&D expenses as we prepare additional regulatory submissions for our product candidates, conduct additional clinical studies such as the LIBERTY randomized withdrawal study and SPIRIT long-term extension study, establish a medical affairs function, and incur manufacturing expenses in connection with preparations for our anticipated commercial launches of relugolix combination tablet and relugolix monotherapy tablet.
The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors that include, but are not limited to: the number of studies required for approval; the per patient study costs; the number of patients who participate in the studies; the number of sites included in the studies; the countries in which the studies are conducted; the length of time required to recruit and enroll eligible patients; the number of patients who fail to meet the study’s inclusion and exclusion criteria; the number of study drug doses that patients receive; the drop-out or discontinuation rates of patients; the potential additional safety monitoring or other studies requested by regulatory agencies; the duration of patient follow-up; the timing and receipt of regulatory approvals; the costs of clinical study materials; and the efficacy and safety profile of the product candidate.
In addition, the probability of success for relugolix combination tablet, relugolix monotherapy tablet, MVT-602 and any other product candidates, if approved, will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine with certainty to what extent we will generate product revenue from commercialization and sale of any of our product candidates that receive regulatory approval. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
General and Administrative Expenses
G&A expenses consist primarily of personnel costs, such as salaries, benefits, share-based compensation and travel expenses for our executive, finance, human resources, legal, commercial operations and other administrative functions. G&A expenses also include expenses incurred under agreements with third parties relating to legal, accounting, auditing and tax services, rent and facilities costs, information technology costs, commercial operations, and general overhead.
We expect that our G&A expenses will increase in future periods primarily driven by the anticipated organizational growth to support our commercial readiness activities and commercial launch if our product candidates are approved. These increases will likely include costs related to the hiring of additional personnel, costs to implement and upgrade certain information technology systems, professional services fees and facilities-related costs. In particular, we expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential regulatory approvals and commercialization of our product candidates. If relugolix combination tablet, relugolix monotherapy tablet, or MVT-602 obtains regulatory approval for marketing, we expect sales, marketing, and commercialization costs to be significant.

Interest Expense
Interest expense consists of interest expense related to our previously outstanding debt with Hercules Capital, Inc. (“Hercules”) and NovaQuest Capital Management (“NovaQuest”), which we repaid on December 31, 2019, as well as the associated non-cash amortization of debt discounts and issuance costs.
Interest Expense (Related Party)
Interest expense (related party) consists of interest expense pursuant to the Sumitomo Dainippon Pharma Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. The anticipated increases in our outstanding debt under the Sumitomo Dainippon Pharma Loan Agreement is expected to result in an increase in interest expense (related party) in future periods.
Interest Income
Interest income consists primarily of interest earned on cash and cash equivalents and the accretion of discounts to maturity for marketable securities.
Other Income, Net
Other income, net consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities. The impact of foreign exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities.
Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
License and milestone revenue	$33,333	$—
Operating expenses:
Research and development	44,186	51,117
General and administrative	22,828	14,152
Total operating expenses	67,014	65,269
Loss from operations	(33,681)	(65,269)
Interest expense	—	3,793
Interest expense (related party)	2,184	—
Interest income	(108)	(766)
Other income, net	(3,569)	(705)
Loss before income taxes	(32,188)	(67,591)
Income tax expense	672	313
Net loss	$(32,860)	$(67,904)

License and Milestone Revenue
License and milestone revenue for the three months ended June 30, 2020 was $33.3 million and represents the partial recognition of revenue associated with the $40.0 million upfront payment and a $10.0 million regulatory milestone payment under the Richter Development and Commercialization Agreement. We recognize revenue as we satisfy our combined performance obligation to Richter. There were no such amounts in the comparable prior year period.

Research and Development Expenses
For the three months ended June 30, 2020 and 2019, our R&D expenses consisted of the following (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Program-specific costs:
Relugolix	$25,893	$39,106	$(13,213)
MVT-602	224	820	(596)
Unallocated costs:
Share-based compensation	4,024	2,548	1,476
Personnel expense	11,836	7,279	4,557
Other expense	2,209	1,364	845
Total R&D expenses	$44,186	$51,117	$(6,931)

R&D expenses decreased by $6.9 million, to $44.2 million, in the three months ended June 30, 2020 compared to $51.1 million in the three months ended June 30, 2019. The decrease in R&D expenses for three months ended June 30, 2020 reflects a decrease in clinical study costs as a result of the completion and wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies. This decrease was partially offset by an increase in other R&D expenses related predominantly to regulatory activities in connection with regulatory submissions for relugolix combination tablet and relugolix monotherapy tablet, including fees related to our NDA submissions for relugolix combination tablet for heavy menstrual bleeding associated with uterine fibroids and relugolix monotherapy tablet for advanced prostate cancer, expenses associated with the build out of our medical affairs organization in connection with preparations for our anticipated commercial launches, as well as an increase in personnel expenses.
R&D expenses for the three months ended June 30, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $20.3 million, personnel expenses of $11.8 million, fees related to our NDA submissions for relugolix combination tablet for heavy menstrual bleeding associated with uterine fibroids and relugolix monotherapy tablet for advanced prostate cancer of $5.8 million, share-based compensation expense of $4.0 million, and other R&D costs of $2.2 million, which primarily includes contractors, consultants, and information technology costs.
R&D expenses in the three months ended June 30, 2019 consisted primarily of CRO, clinical drug supply and other study and manufacturing related costs of $40.5 million, personnel expenses of $7.3 million, and share-based compensation expense of $2.5 million.
General and Administrative Expenses
G&A expenses increased by $8.7 million, to $22.8 million, in the three months ended June 30, 2020 compared to $14.2 million in the three months ended June 30, 2019, primarily due to increases in expenses related to commercial operations activities in advance of potential future regulatory approvals of relugolix combination tablet and relugolix monotherapy tablet, personnel expenses, and other general overhead, administrative, and information technology expenses to support our organizational growth.
G&A expenses in the three months ended June 30, 2020 consisted primarily of personnel expenses of $7.6 million, commercial operations expenses of $5.6 million, share-based compensation expense of $3.8 million, general overhead, administrative and information technology expenses of $3.5 million, professional service fees of $1.3 million, and rent and other facilities-related costs of $0.8 million.
G&A expenses in the three months ended June 30, 2019 consisted primarily of personnel expenses of $3.9 million, share-based compensation expense of $3.9 million, general overhead, administrative and information technology expenses of $3.2 million, professional service fees of $1.4 million, commercial operations expenses of $1.1 million, and rent and other facilities-related costs of $0.5 million.
Interest Expense
Interest expense was $2.2 million in the three months ended June 30, 2020, related to the Sumitomo Dainippon Pharma Loan Agreement, compared to $3.8 million in the three months ended June 30, 2019, related to our previously outstanding financing arrangements with NovaQuest and Hercules. The decrease in interest expense was driven by lower interest rates associated with the Sumitomo Dainippon Pharma Loan Agreement as compared to the previously outstanding obligations to NovaQuest and Hercules, which were repaid in December 2019. We expect our interest expense to increase in future periods as a result of further anticipated draws under the Sumitomo Dainippon Pharma Loan Agreement.
Interest Income
Interest income decreased by $0.7 million, to $0.1 million for the three months ended June 30, 2020 compared to $0.8 million for the three months ended June 30, 2019. The decrease was primarily due to decreases in interest rates and lower balances in cash equivalents and marketable securities relative to the prior year period.
Other Income, Net
For the three months ended June 30, 2020, we recorded a foreign exchange gain of $3.6 million, and for the three months ended June 30, 2019, we recorded a foreign exchange gain of $0.7 million. This increase was primarily the result of a foreign currency exchange gain on our outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement.
Income Tax Expense
Our income tax expense was $0.7 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rate for the three months ended June 30, 2020 and 2019 was (2.09)% and (0.46)%, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares and from debt financing arrangements. As of June 30, 2020, we had cash, cash equivalents, marketable securities, and committed funding available to us of $306.0 million, consisting of $99.7 million of cash, cash equivalents, and marketable securities and $206.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Agreement, as compared to cash, cash equivalents, marketable securities, and committed funding available to us of $365.9 million, consisting of $79.6 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement as of March 31, 2020. Additional funds under the Sumitomo Dainippon Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors. In July 2020, we borrowed an additional $60.0 million under the Sumitomo Dainippon Pharma Loan Agreement. For additional information about the Sumitomo Dainippon Pharma Loan Agreement, see Note 5(A) to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On August 5, 2020, we obtained an incremental $200.0 million, low-interest, five-year term loan commitment from Sumitomo Dainippon Pharma.
Pursuant to the Richter Development and Commercialization Agreement, we received an upfront payment of $40.0 million in March 2020, and are eligible to receive up to $40.0 million in regulatory milestones (of which $10.0 million was received in April 2020), up to $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval.
As of June 30, 2020, we had approximately $10.4 million of capacity available to us under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
For the three months ended June 30, 2020 and 2019, we had net losses of $32.9 million and $67.9 million, respectively. As of June 30, 2020, we had an accumulated deficit of $823.9 million.
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. We have not generated any product revenue to date and do not expect to generate product revenue unless and until we obtain regulatory approval for one of our product candidates. Our operating losses and negative operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical studies, anticipated regulatory filings, pre-commercialization efforts and our expenditures on other R&D and G&A activities.
We anticipate that our capital requirements will be significant as we:
•submit NDAs and other regulatory filings for our product candidates;

•expand our chemistry, manufacturing, and control and other manufacturing related activities;
•seek to identify, acquire, develop, and commercialize additional product candidates;
•integrate acquired technologies into a comprehensive regulatory and product development strategy;
•maintain, expand, and protect our intellectual property portfolio;
•hire scientific, clinical, regulatory, quality, and administrative personnel;
•add operational, accounting, finance, quality, commercial, and management information systems and personnel;
•seek regulatory approvals for any product candidates that successfully complete clinical studies;
•establish a medical affairs group with a medical scientific liaison team;
•establish a sales, marketing, and distribution infrastructure and increase the scale of our external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•service our debt obligations and associated interest payments; and
•operate as a public company.
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
Based on our current operating plan, we expect that our cash, cash equivalents, marketable securities and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ending March 31, 2021. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our current cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient to enable us to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. We anticipate that we will continue to incur net losses and negative operating cash flows for the foreseeable future.
To continue as a going concern, we will need, among other things, additional capital resources. We continually assess multiple options to obtain additional funding to support our operations, including through financing activities in public or private capital markets. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. Although we expect to draw under the Sumitomo Dainippon Pharma Loan Agreement on a quarterly basis, such draws are contingent upon the consent of our board of directors. If Sumitomo Dainippon Pharma fails to own at least a majority of our common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. ASC 240-40, Going Concern, does not allow us to consider future financing activities that are uncertain in our assessment of our future cash burn for the purpose of our liquidity assessment. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back, or discontinue operations. On August 5, 2020, we obtained an incremental $200.0 million, low-interest, five-year term loan commitment from Sumitomo Dainippon Pharma.
Until such time, if ever, as we can generate substantial product revenue from sales of relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or any future product candidate, we expect to fund our operations through a combination of cash, cash equivalents, and marketable securities currently on hand, equity offerings, debt financings, structured transactions such as royalty financings, collaboration, license or development agreements, or other collaborations, as well as quarterly draws under the Sumitomo Dainippon Pharma Loan Agreement, subject to the consent of our board of directors. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. The Sumitomo Dainippon Pharma Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, raising capital through equity offerings, making capital expenditures or declaring dividends.

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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(61,984)	$(66,811)
Net cash used in investing activities	$(12,124)	$(139)
Net cash provided by financing activities	$82,190	$137,610
Operating Activities
For the three months ended June 30, 2020, we used $62.0 million in operating activities primarily due to our ongoing development and clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet, and the expansion of our company. This was primarily attributable to a net loss for the period of $32.9 million, decreases of $9.9 million in accounts payable due to the timing of vendor invoice payments and $23.3 million in deferred revenue consisting of the recognition of $33.3 million of previously deferred revenue, partially offset by an increase in deferred revenue of $10.0 million related to a regulatory milestone payment we received from Richter in April 2020, and a non-cash foreign currency transaction gain of $3.6 million related to the Sumitomo Dainippon Pharma debt outstanding. These amounts were partially offset by $7.8 million of non-cash share-based compensation expense and $0.6 million of total depreciation and amortization expense.
For the three months ended June 30, 2019, we used $66.8 million in operating activities primarily due to our ongoing development and clinical studies for relugolix and MVT-602 and the expansion of our company. This was primarily attributable to a net loss for the period of $67.9 million along with a decrease of $7.5 million in accrued expenses resulting primarily from a decrease in accrued R&D expenses and accrued compensation-related expenses and a decrease of $1.0 million in accounts payable due to the timing of vendor invoice payments. These amounts were partially offset by a decrease of $1.5 million in prepaid expenses and other current assets, an increase of $1.5 million in deferred interest payable related to our prior debt with NovaQuest, $6.5 million of non-cash share-based compensation expense as a result of an increase in headcount, and $0.9 million of total depreciation and amortization expense.
Investing Activities
For the three months ended June 30, 2020, we used $12.1 million in investing activities, of which $12.0 million was for the purchase of marketable securities, net of maturities, and $0.2 million was for the purchase of property and equipment.
For the three months ended June 30, 2019, we used $0.1 million in investing activities for the purchase of property and equipment.
Financing Activities
For the three months ended June 30, 2020, $82.2 million was provided by financing activities. This was primarily due to proceeds of $80.0 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement and proceeds of $2.2 million from the exercise of stock options under our 2016 Equity Incentive Plan.
For the three months ended June 30, 2019, $137.6 million was provided by financing activities. This was primarily due to the net proceeds of $134.8 million we received from the issuance and sale of 17,424,243 common shares in our underwritten public equity offering and $2.5 million we received from the sale of 106,494 common shares through our “at-the-market” equity offering program. In addition, we received proceeds of $0.3 million from the exercise of stock options under our 2016 Equity Incentive Plan.

Contractual Obligations
During the three months ended June 30, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020, other than additional draws under the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A) to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other information available to us at the time we make the estimates and judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are inherently uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our critical accounting policies are more fully described in “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 18, 2020. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide information in this Item 3.
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
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Financial Position and Capital Requirements
We believe our current cash, cash equivalents, marketable securities, and current borrowing capacity under our Sumitomo Dainippon Pharma Loan Agreement will not be sufficient for us to fund our anticipated level of operations until we become cash flow positive. If we fail to obtain additional capital, including from the potential additional capital we may obtain from Sumitomo Dainippon Pharma as described in its 2020 Commitment Letter to us, we will not be able to complete the development of, seek regulatory approval for, and commercialize our product candidates.
As of June 30, 2020, we had cash, cash equivalents, marketable securities, and committed funding available to us of $306.0 million consisting of $99.7 million of cash, cash equivalents, and marketable securities and $206.3 million of borrowing capacity available to us under our Sumitomo Dainippon Pharma Loan Agreement for which we can draw upon on a quarterly basis subject to certain terms and conditions, including the consent of our board of directors. In July 2020, we borrowed an additional $60.0 million under this agreement. Based on our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and borrowing capacity currently available to us under the Sumitomo Dainippon Pharma Loan Agreement will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ending March 31, 2021. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We anticipate that we will continue to incur net losses and negative operating cash flows for the foreseeable future.
We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of our planned and ongoing clinical studies for our product candidates;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our products or any future product candidates;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale manufacturing activities, including securing regulatory approval for commercial production;
•the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

Our current funds and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient to enable us to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Quarterly Report on Form 10-Q. We may be required to delay, limit, reduce, or terminate our drug development programs, commercialization efforts, and/or limit or cease our operations if we are unable to obtain additional capital, including from the potential additional capital Sumitomo Dainippon Pharma may provide to us as described in its 2020 Commitment Letter to us described below, to support our current operating plan. Management’s plans in this regard are described in Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.
We are required to meet certain terms and conditions to draw down funds under the Sumitomo Dainippon Pharma Loan Agreement. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Dainippon Pharma Loan Agreement.
On December 27, 2019, we, one of our subsidiaries and Sumitomo Dainippon Pharma entered into the Sumitomo Dainippon Pharma Loan Agreement, pursuant to which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of June 30, 2020, approximately $206.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. In July 2020, we borrowed an additional $60.0 million under this agreement. We may draw down additional funds under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Dainippon Pharma Loan Agreement. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds.
We may not be able to obtain funding through public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources.
As discussed above, our current cash, cash equivalents, marketable securities, and amounts currently available to us under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient for us to complete all necessary development and regulatory activities and commercially launch our product candidates. Accordingly, we will need to raise additional capital to fund our operations. On August 5, 2020, we obtained a debt commitment letter (the “2020 Commitment Letter”) from Sumitomo Dainippon Pharma, pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has agreed to negotiate with us $200.0 million in unsecured revolving commitments (the “New Credit Facility”), the proceeds of which may be used for our business operating expenditures. Such New Credit Facility would be in addition to the commitments made available to us by Sumitomo Dainippon Pharma under the existing Sumitomo Dainippon Pharma Loan Agreement. Sumitomo Dainippon Pharma will have the discretion to require certain prepayments as Sumitomo Dainippon Pharma may request and/or to not allow us to draw down any remaining funds under the New Credit Facility, upon the occurrence of certain material business development transactions. In addition, as a condition to entering into the New Credit Facility, we are required to enter into an information sharing agreement with Sumitovant which will be on terms to be agreed between Sumitovant and us. The New Credit Facility described in the 2020 Commitment Letter will not be available to us until we negotiate and enter into a definitive agreement with Sumitomo Dainippon Pharma and the New Credit Facility becomes effective. As a result, if the conditions set forth in the 2020 Commitment Letter are not met or unexpected disagreements arise in the negotiations, that may delay or prevent the entering into an agreement and the New Credit Facility may not become effective. We cannot be certain that additional capital, including the potential additional capital Sumitomo Dainippon Pharma may provide to us as set forth in the 2020 Commitment Letter will be available to us on acceptable terms, or at all.
Even if additional capital is available to us, under the terms of the Sumitomo Dainippon Pharma Loan Agreement and the agreement governing the New Credit Facility, we may not raise additional capital without obtaining the consent of Sumitomo Dainippon Pharma. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or potentially discontinue operations. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development and commercialization efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and anticipated product development programs and commercialization efforts.

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
Obtaining approval of an NDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates. The process of responding to the FDA information requests in the review process, potentially preparing for and appearing at a public advisory committee and preparing our manufacturers and investigators to successfully complete inspections by the FDA during the approval process requires significant human and financial resources. Despite efforts at compliance, from time to time, we or our partners may receive notices of manufacturing, quality-related, or other observations following inspections by regulatory authorities, as well as official agency correspondence regarding compliance. For example, in June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (the “Hikari Facility”). The Hikari Facility is one of two contract manufacturing organizations included in our regulatory filings for the manufacture of relugolix drug substance (“API”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished pharmaceuticals. Although API manufacturing was not included in the scope of the FDA’s inspection that led to the warning letter, the Hikari Facility is classified under one FDA Establishment Identifier and the facility has a common quality system. We will now procure the commercial relugolix drug substance needed for our anticipated launches solely from Excella GmbH & Co. KG (“Excella”), the second contract manufacturing organization included in our regulatory filings, pursuant to the Commercial Manufacturing and Supply Agreement we have with Excella. Due to the warning letter, we will remove the Hikari Facility as a manufacturing site from our regulatory filings as may be required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA, EMA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other contract manufacturing organizations may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other contract manufacturing organizations fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for our anticipated launches, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
Even if we receive regulatory approval for our product candidates, our ability to generate product revenues from our product candidates will depend upon the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, whether we own the commercial rights for those territories, and our ability to:
•set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;
•establish effective sales, marketing, and distribution systems in jurisdictions around the world for our product candidates;
•initiate and continue relationships with third-party manufacturers and have adequate commercial quantities of our product candidates manufactured at acceptable cost and quality levels, including maintaining current good manufacturing practice (“cGMP”) and Quality Systems Regulation standards required by various regulatory agencies;
•attract and retain experienced management, employees and consultants;
•achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;
•launch commercial sales of our products, whether alone or in collaboration with others;
•establish the safety and efficacy of our product candidates in comparison to competing products, including through differentiated approved labeling; and
•maintain, expand, and protect our intellectual property rights.
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
Additionally, the Sumitomo Dainippon Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties and certain covenants following any applicable cure period, cross acceleration to certain debt, other failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, certain breaches by us under our Investor Rights Agreement with Sumitovant and Sumitomo Dainippon Pharma, dated December 27, 2019 and failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, Sumitomo Dainippon Pharma may terminate its obligations to make loans to us and declare the principal amount of all outstanding loans and other obligations under the Sumitomo Dainippon Pharma Loan Agreement to become immediately due and payable, and Sumitomo Dainippon Pharma may take such other actions as set forth in the Sumitomo Dainippon Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Dainippon Pharma to make loans to us would automatically terminate and the principal amount of all outstanding loans and other obligations due under the Sumitomo Dainippon Pharma Loan Agreement would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Dainippon Pharma to maintain the loans under the Sumitomo Dainippon Pharma Loan Agreement, we would be required to repay the outstanding principal amount of the loans and if a change of control occurs with respect to us, we would be required to repay the outstanding principal amount of the loans within 30 days of such change of control. We may not have enough available funds or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
We may not be successful in our efforts to identify and acquire or in-license additional product candidates.
Part of our strategy involves diversifying our product development risk by identifying and acquiring or in-licensing novel product candidates. We may fail to identify and acquire or in-license product candidates, including for reasons discussed in these risk factors and also:
•the process by which we identify and decide to acquire product candidates may not be successful;
•the competition to acquire or in-license promising product candidates is fierce and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have;
•potential product candidates may, upon further study during the acquisition process, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance; and
•potential product candidates may not be effective in treating their targeted diseases.
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
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of drug substance and drug product and, if they do not perform as we expect, could result in delay in our ability to develop and commercialize our products.
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While relugolix and MVT-602 were being developed by Takeda, they were also being manufactured by Takeda and third-party contract manufacturing organizations (“CMOs”). In June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited (“Takeda Limited”) entered into an agreement for the manufacture and clinical supply of relugolix pursuant to which Takeda Limited supplied us with, and we obtained from Takeda, all of our requirements for relugolix drug substance and drug product that were used under our development plans for all indications. In May 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda pursuant to which Takeda agreed to manufacture and supply us with certain commercial relugolix drug substance quantities. In addition, in April 2019, we entered into a Commercial Manufacturing and Supply Agreement with Excella pursuant to which Excella agreed to manufacture and supply us with certain commercial relugolix drug substance quantities. We listed both Takeda and Excella as contract manufacturing organizations in our regulatory filings for the manufacture of relugolix drug substance.
Takeda is no longer developing MVT-602. Additional process development and manufacturing would be required for us to complete further Phase 2 and Phase 3 clinical studies for MVT-602. Third-party vendors may be difficult to identify for MVT-602 process and formulation development and manufacturing due to special capabilities required and they may not be able to meet our quality standards.
If we need to replace a third-party manufacturer, or if any of our third-party manufacturers experience adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approvals and/or the COVID-19 pandemic, we could experience a significant delay in the supply of a product candidate, which could result in a considerable delay in completing our clinical studies, product testing, and potential regulatory approval of our product candidates. In addition, the commercial launch of our product candidates could be delayed and there could be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the regulatory authorities pursuant to inspections that will be conducted after we submit our regulatory applications to such regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and other regulations and laws for the manufacture of relugolix drug substance and drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities and any applications that we submit to the FDA or other regulatory authorities that list those manufacturing facilities may be negatively affected. Our third-party contract manufacturing facilities must also be in an acceptable state of cGMP compliance and not be subject to a cGMP related regulatory or enforcement action that limits their ability to manufacture drug substance or drug product. If any of the drug substance supplied by a contract manufacturing partner cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected. The FDA or other regulatory authority may withhold approval of any pending regulatory applications or supplements in which non-complaint manufacturing facilities are listed.
In June 2020, Takeda received a warning letter from the FDA which indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following its routine inspection of aseptic finished pharmaceuticals manufacturing at Takeda’s Hikari Facility. We now plan to procure the commercial relugolix drug substance needed for our anticipated launches solely from Excella and will remove the Hikari Facility as a manufacturing site from our regulatory filings as may be required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA, EMA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other contract manufacturing organizations may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other contract manufacturing organizations fail to fulfill timely their obligations to manufacture and supply relugolix drug substance and drug product needed for our anticipated launches, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
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
Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:
•delay or inability to manufacture relugolix combination tablet or relugolix monotherapy tablet;
•failure of the drug substance transferred from a CMO to meet our product specifications and quality requirements;
•delay or inability to procure or expand sufficient manufacturing capacity;
•manufacturing and product quality issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•failure to comply with applicable laws, regulations, and standards, including cGMP and similar foreign standards;
•deficient or improper record-keeping;
•inability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell relugolix combination tablet, relugolix monotherapy tablet, or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
•lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•adverse inspection findings by the FDA or other regulatory authorities at third-party manufacturing facilities and/or failure to remediate such findings;

•cGMP regulatory or enforcement action at our third-party manufacturing facilities that limit their ability to manufacture drug substance or drug product for commercial use;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or other regulatory sanctions related to the manufacture of another company’s products;
•carrier disruptions or increased costs that are beyond our control; and
•failure to deliver our products under specified storage conditions and in a timely manner.
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
Our or our affiliates’ employees, independent contractors, third-party manufacturers, principal investigators, consultants, commercial collaboration partners, service providers, and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory or legal standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our employees, contractors, advisers, including third-party manufacturers, principal investigators, consultants, commercial collaboration partners, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including: those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; laws that require manufacturing by cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy laws; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive regulations intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” and “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S., which could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical studies, creating fraudulent data in our nonclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
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
In order to successfully commercialize our product candidates, we need to continue to expand our capabilities, including the hiring of qualified employees, engage potential prescribers in scientific exchange, build commercial infrastructure, conduct market research, develop promotional campaigns and resources, and engage payers in scientific exchange to demonstrate the value of our products and negotiate favorable contracts. The COVID-19 pandemic is making this work more difficult and may result in delays. Conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity. Our medical affairs team needs to ensure our scientific data are presented and published and our regional medical advisors need to engage potential prescribers in scientific exchange. Multiple medical conferences have been canceled and postponed resulting in fewer opportunities to present our scientific data and our medical affairs team members can only communicate virtually making it more difficult to educate and engage in scientific exchange. Travel restrictions may make it more difficult for us to maximize the potential of our third-party market access, marketing and distribution capabilities, such as our relationships with Sunovion and Richter and provide adequate collaboration and oversight. The COVID-19 pandemic may negatively impact our ability to attract the human resources required to build out our commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and payers and, if significant delays result, commercialize our product candidates. The extent to which the coronavirus and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In addition, the current COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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

Conducting business internationally involves a number of risks, including:
•multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment, immigration and labor laws, privacy and cybersecurity laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;
•different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
•possible failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;
•difficulties in managing foreign operations;
•complexities associated with managing multiple payor-reimbursement, pricing and insurance regimes or self-pay systems;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable, and exposure to foreign currency exchange rate fluctuations;
•reduced or no protection over intellectual property rights;
•business interruptions resulting from geopolitical actions, economic instability, or natural disasters, including, but not limited to, wars and terrorism, economic weakness, inflation, political instability in particular foreign economies and markets, boycotts, curtailment of trade, labor disputes, unexpected changes in tariffs, and other business restrictions, outbreak of disease (such as the COVID-19 pandemic), fires, earthquakes, hurricane, tornado, severe storm, power outage, system failure, typhoons or floods;
•failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Protection Regulation (the “GDPR”) which introduced strict requirements for processing personal data of individuals within the EU;
•failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities;
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
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit following the Transition Period could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including certain of our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of certain of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles.
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
Our computer systems, as well as those of our CROs, CMOs, third-party collaboration partners, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. We rely on our third-party providers to implement effective security and data recovery measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data, access or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of any current or future product candidate could be delayed.
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
We have implemented and continue to optimize a company-wide enterprise resource planning (“ERP”) system to upgrade certain existing business, operational, and finance processes and to ensure our operations are adequately scalable in support of our anticipated commercial launches. ERP implementations are complex and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. The implementation of the ERP system has required, and will continue to require, the investment of significant financial and human resources.
Any disruptions, delays, or deficiencies in the design or the ongoing maintenance and optimization of the ERP system could adversely affect our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected and could cause us to fail to comply with the SEC reporting obligations related to our management’s assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business following the implementation or optimization of the ERP system, our business and results of operations could be harmed.
The phase-out of the London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under the Sumitomo Dainippon Pharma Loan Agreement is, and the interest under the New Credit Facility is expected to be, calculated based on LIBOR and, when this occurs, we may need to agree with Sumitomo Dainippon Pharma to a new method of calculating the interest rate under the Sumitomo Dainippon Pharma Loan Agreement and, if entered into, the New Credit Facility, which we may not be able to do. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
Potential product liability lawsuits against us could cause us to incur substantial liabilities and could impact ongoing and planned clinical studies as well as limit commercialization of any products that we may develop.
The use of any of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by regulatory or governmental agencies, consumers, healthcare providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits in which drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical studies;

•significant costs to defend related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize our products or any future product candidates;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•decreased demand for our products or any future product candidate, if approved for commercial sale; and
•loss of revenue.
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
Any product candidate will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of relugolix combination therapy, relugolix monotherapy or MVT-602, which may delay the approval of an NDA or similar application. The clinical study process is also very time-consuming. The commencement and completion of clinical studies may be delayed by several factors, including:
•failure to obtain regulatory approval to commence a study;
•unforeseen safety issues;
•lack of effectiveness during clinical studies;
•identification of dosing issues;
•inability to reach agreement on acceptable terms with prospective CROs and/or clinical study sites, the terms of which can be subject to extensive negotiations and may vary significantly among different CROs and clinical study sites;
•slower than expected rates of patient recruitment and enrollment or failure to recruit suitable patients to participate in a study;
•failure to open a sufficient number of clinical study sites;
•unanticipated impact from changes in or modifications to clinical study design;

•inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols, including missed assessments or impeded access to study sites due to government or institutional stay-at-home or shelter-in-place measures during the COVID-19 pandemic;
•premature discontinuation of study participants from clinical studies or missing data, including from patients unable to come to study visits during the COVID-19 pandemic;
•failure to manufacture or release sufficient quantities of relugolix, MVT-602, estradiol, progestin or placebo or failure to obtain sufficient quantities of concomitant medication, that in each case meet our quality standards, for use in clinical studies;
•inability to monitor patients adequately during or after treatment; or
•inappropriate unblinding of study patients or study results.
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
Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. Favorable announcements by Takeda do not guarantee that the results of our clinical studies will also be favorable as the designs of our clinical studies differ from those of Takeda. Further, if clinical study or post-marketing adverse events regarding Relumina® are reported, or subsequent announcements by Takeda regarding relugolix are unfavorable, it could negatively impact our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of FDA’s (or other regulatory authority) evaluation. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
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
The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Obtaining approval of an NDA from the FDA or a regulatory approval from a regulatory authority outside the U.S. is an expensive process. The submission of NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. We may incur additional costs in the fiscal year 2020 with the anticipated submission of NDAs to the FDA, including the fees associated with NDA and foreign equivalent submissions.
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
We rely on third-party CROs and consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approvals or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue. Also, see the Risk Factor titled “We are heavily dependent on the success of relugolix combination tablet for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy tablet for men with advanced prostate cancer, and MVT-602, which are still under clinical development. If relugolix combination tablet, relugolix monotherapy tablet or MVT-602 does not receive regulatory approval or is not successfully commercialized, our business will be harmed.” In addition, any adverse developments with respect to our contract manufacturing organizations, including adverse findings during inspections such as occurred with the Hikari Facility, or delays related to the COVID-19 pandemic may also ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue.
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
In addition, the FDA has raised concern about a potential increase in the risk of diabetes and certain cardiovascular diseases in men with prostate cancer treated with GnRH receptor agonists. Further, as post-marketing adverse events related to Relumina® are reported, it could negatively impact our clinical development plans for relugolix.
If any of our product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of the product or require a Risk Evaluation and Mitigation Strategy (a “REMS”) (or equivalent outside the U.S.) to impose restrictions on its distribution or other risk management measures;

•we may be required to recall a product;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•we may be required to conduct post-marketing studies or clinical studies;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or limit the duration of use;
•we may be required to change the way the product is administered or to conduct additional clinical studies;
•we may be required to repeat a nonclinical or clinical study or terminate a program, even if other studies or studies related to the program are ongoing or have been successfully completed;
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including those discussed in the Risk Factor titled, “Relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.”

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
Even if one of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•the efficacy and potential advantages compared to alternative treatments, including the convenience and ease or duration of administration;
•the prevalence and severity of any side effects;
•the content of the approved product label and our ability to make compelling product claims;
•the effectiveness and adequacy of our marketing efforts, including direct-to-consumer advertising;
•the effectiveness of sales efforts;
•the patient out-of-pocket costs in relation to alternative treatments, including any similar generic treatments;
•our ability to offer our products for sale at competitive prices;
•the willingness of the potential patient population to try new therapies and of physicians to prescribe these therapies;
•the breadth and cost of distribution support;
•the availability of third-party payor coverage;
•whether diagnosis and treatment rates increase for the diseases our products treat; and
•any restrictions on the use of our product together with other medications.
Because we expect sales of relugolix combination tablet, relugolix monotherapy tablet and MVT-602, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of these product candidates to obtain market acceptance would harm our business and could require us to seek additional financing.
If we are unable to establish sales, market access, marketing, and distribution capabilities, either on our own or with third-party collaboration partners, we may not be successful in commercializing our product candidates, if approved.
To market any product that may be approved, we must develop our capabilities in sales, market access, marketing, distribution, and other commercial functions, either on our own or with third-party collaboration partners. We have made arrangements regarding some of these functions in certain markets with third-party collaboration partners. For example, on August 1,2020, we entered into a Market Access Services Agreement with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of relugolix monotherapy for prostate cancer and relugolix combination tablet for uterine fibroids and endometriosis. As another example, on March 30, 2020, we entered into an exclusive license agreement with Richter pursuant to which, among other things, Richter will be responsible for all commercialization activities for relugolix combination tablet for uterine fibroids and endometriosis in certain territories outside of the U.S. If Richter or Sunovion, or any other collaboration partners we may engage in the future, fail to perform or satisfy its obligations under their respective agreements with us or terminate their relationship with us, the sales, market access, marketing and/or distribution of our product candidates would be delayed or may not occur. To the extent our financial returns depend on these collaboration partners’ performance and capabilities, our business and prospects could be materially and adversely affected if our collaboration partner performing such functions fails to perform. We may pursue collaborative arrangements regarding these functions in certain markets with other collaboration partners in the future. However, it might be difficult for us to find third parties in markets that are willing to enter into such transactions on acceptable economic terms, or at all.
In addition to the third-party collaboration arrangements described above, we continue to build sales, market access, marketing, distribution and other commercial activities on our own. We may not have the resources in the foreseeable future to build our own sales, market access, marketing and distribution capabilities in all of the markets that we desire. Even if we are able to build such functions, there are significant expenses and risks involved with establishing such functions, including: (i) our inability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our inability to attain access to adequate numbers of physicians to prescribe any drugs; (iii) the inability to negotiate with payors regarding reimbursement and formulary access for our products; and (iv) unforeseen costs and expenses associated with creating and sustaining internal sales, market access, marketing and distribution capabilities. The COVID-19 pandemic may negatively impact our ability to attract the human resources required to build out our own commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and, if significant delays result, to commercialize our product candidates.
Any failure or delay in developing or maintaining our sales, market access, marketing and distribution capabilities, either on our own or with third-party collaboration partners, could delay any product launch, which would adversely impact its commercialization.
If we are unable to establish adequate sales, market access, marketing and distribution capabilities, either on our own or in collaboration with third parties, our product launch will be delayed and we will not be successful in commercializing our product candidates and may not become profitable. We will be competing with companies that currently have extensive and well-funded marketing and sales operations. Without sufficient support from an internal team or from third-party collaboration partners to perform these functions, we may be unable to compete successfully against these more established companies.
Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support channels, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others, the federal Anti-Kickback Statute, the federal false claims laws, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the federal Physician Payments Sunshine Act and analogous state fraud and abuse, data privacy, and transparency laws.
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
In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, President Trump previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human

Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if those suppliers are not approved or the qualification of a new supplier is required. For example, the receipt by Takeda of the warning letter described in the risk factor titled “We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of drug substance and drug product and, if they do not perform as we expect, could result in delay in our ability to develop and commercialize our products” has caused us to rely on our Commercial Manufacturing and Supply Agreement with Excella to a greater extent than we had intended, and may require us to remove the Hikari Facility from our regulatory filings until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA, EMA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities both prior to and following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations, issue import restrictions or other cGMP or regulatory action that could affect our ability to obtain materials from such supplier. If the manufacturing operations of any single suppliers for any of our products are adversely affected or suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of materials from our suppliers was interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical studies. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake or a pandemic, equipment failure, or other difficulty, may negatively impact our development and commercialization efforts. If we were to encounter any of these difficulties, our ability to provide our products, if approved, and product candidates to patients would be jeopardized.
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
In addition, we and our CROs are subject to various data privacy laws in the U.S., Europe, and elsewhere that are often uncertain, contradictory, and evolving. It is possible that these data privacy laws may be interpreted and applied inconsistent with our or our CROs practices. If so, this could result in government-imposed fines or orders requiring that we or our CROs change our practices, which could adversely affect our business. Also, see the Risk Factor titled, “If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.”
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
Because we expect to rely on third parties to manufacture relugolix combination therapy, relugolix monotherapy, MVT-602, and any future product candidates, and we expect to collaborate with third parties on the development of relugolix, MVT-602, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint R&D programs that may require us to share trade secrets under the terms of our R&D partnerships, market access, distribution or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
Risks Related to Our Common Shares
We have agreements with Sumitovant, our majority shareholder, and with Sumitovant’s parent, Sumitomo Dainippon Pharma, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or Sumitomo Dainippon Pharma will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Dainippon Pharma, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to a loan agreement with Sumitomo Dainippon Pharma that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. We are also a party to the 2020 Commitment Letter with Sumitomo Dainippon Pharma pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has agreed to negotiate with us $200.0 million in unsecured revolving commitments to us. In addition, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Dainippon Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Dainippon Pharma, such as the ability of Sumitomo Dainippon Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and provide Sumitomo Dainippon Pharma with certain information and give them access to certain of our records. We may enter into additional agreements with Sumitovant or Sumitomo Dainippon Pharma in the future. Sumitovant and Sumitomo Dainippon Pharma may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Dainippon Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee comprised of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant and Sumitomo Dainippon Pharma may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares. Further, we are a party to a Market Access Services Agreement with Sunovion Pharmaceuticals Inc., a subsidiary of Sumitomo Dainippon Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of our product candidates.
The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to significant fluctuations in response to a variety of factors, including, but not limited to, the following:
•inability to obtain additional funding, or investor perception that we may be unable to obtain additional funding or funding on desirable terms, such as a failure to successfully negotiate an agreement to effect the new debt facility transaction with Sumitomo Dainippon Pharma based on the terms described in the 2020 Commitment Letter with Sumitomo Dainippon Pharma;
•any delay in the commencement, enrollment, and ultimate completion of our clinical studies;
•actual or anticipated results of clinical studies of any of our product candidates or those of our competitors;
•any delay in submitting an NDA or similar application for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of that NDA or similar application, as the case may be;
•failure to successfully develop and commercialize any of our current or future product candidates;
•regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to any of our current or future product candidates;
•adverse regulatory decisions or findings;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate product supply for any of our current or future product candidates, or the inability to do so at acceptable prices;
•inability to hire a qualified sales force in a timely fashion;
•inability to establish commercial capabilities and expertise including product marketing, sales, trade and distribution, pricing, market access, data analytics and insights, and other commercial operations functions;
•adverse developments or perceived adverse developments with respect to our third-party vendors on which we rely, including contract manufacturing organizations and contract research organizations;
•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial projections we provide to the public;
•failure to maintain effective internal control over financial reporting;
•failure to meet or exceed the estimates and projections of the investor community;
•changes in the market valuations of similar companies;
•market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•adverse developments or perceived adverse developments with respect to our manufacturing, collaboration and alliance partners and affiliates, including Takeda, Excella, Sumitovant, Sumitomo Dainippon Pharma, Sunovion and/or Richter;

•variations in our financial results or the financial results of companies that are perceived to be similar to us;
•changes in estimates of financial results or investment recommendations by securities analysts;
•significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•additions or departures of management or other key personnel;
•short sales of our common shares;
•sales or purchases of a substantial number of our common shares in the public market, by any of our larger shareholders, or the perception in the market that the holders of a large number of our common shares intend to sell or purchase common shares;
•sales or purchases of our common shares by our executive officers;
•issuance of additional shares of our common shares, or the perception that such issuances may occur, including through our “at-the-market” equity offering program;
•negative coverage in the media or analyst reports, whether accurate or not;
•any changes in our relationships with Sumitomo Dainippon Pharma, Sumitovant, Sunovion and/or their respective affiliates, or actions taken or omission of actions with respect to the Sumitomo Dainippon Pharma Loan Agreement, the Investor Rights Agreement, the Market Access Services Agreement or under the other agreements we entered with Sumitomo Dainippon Pharma (such as the New Credit Facility), Sumitovant, Sunovion and their respective affiliates;
•issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•trading liquidity of our common shares;
•investors’ general perception of our company, our business, and our majority shareholder;
•general political, economic, industry, and market conditions;
•effects of natural or man-made catastrophic events, including the COVID-19 pandemic; and
•the other factors described in this “Risk Factors” section.
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
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is currently restricted by the terms of the Sumitomo Dainippon Pharma Loan Agreement and, we expect, will be under the New Credit Facility. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.
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
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended, (the “Companies Act”) which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits, and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company in which the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, in which an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.
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
We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the U.K., and under current U.K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains, and subject to U.K.’s controlled foreign company rules, except when an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3	Fifth Amended and Restated Bye-laws.	10-Q	001-37929	3.3	02/10/2020
10.1†	Consulting Agreement, dated May 18, 2020, by and between the Registrant and Sumitovant BioPharma Ltd.
31.1†*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
† Filed herewith.
†† Furnished herewith.
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

Date: August 11, 2020