Form 10-Q
period 2020-09-30
Myovant Sciences Ltd.
filed 2020-11-12
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on November 9, 2020, was 90,593,611.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$94,210	$76,644
Marketable securities	17,086	2,997
Prepaid expenses and other current assets	5,612	8,269
Total current assets	116,908	87,910
Property and equipment, net	2,808	2,497
Operating lease right-of-use asset	10,423	11,146
Other assets	5,634	4,373
Total assets	$135,773	$105,926
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,008	$15,334
Interest payable (related party)	—	15
Accrued expenses	40,141	29,060
Deferred revenue	16,667	40,000
Operating lease liability	1,657	1,516
Amounts due to related parties	1,284	—
Total current liabilities	66,757	85,925
Long-term operating lease liability	10,127	10,996
Long-term debt, less current maturities (related party)	253,700	113,700
Other	4,968	3,582
Total liabilities	335,552	214,203
Commitments and contingencies (Note 11)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 90,581,003 and 89,833,998 issued and outstanding at September 30, 2020 and March 31, 2020, respectively	2	2
Additional paid-in capital	702,695	684,381
Accumulated other comprehensive loss	(11,540)	(1,646)
Accumulated deficit	(890,936)	(791,014)
Total shareholders’ deficit	(199,779)	(108,277)
Total liabilities and shareholders’ deficit	$135,773	$105,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
License and milestone revenue	$—	$—	$33,333	$—
Operating expenses:
Research and development	40,521	50,803	84,707	101,920
General and administrative (1)	31,316	16,603	54,144	30,755
Total operating expenses	71,837	67,406	138,851	132,675
Loss from operations	(71,837)	(67,406)	(105,518)	(132,675)
Interest expense	—	3,788	—	7,581
Interest expense (related party)	2,115	—	4,299	—
Interest income	(38)	(942)	(146)	(1,708)
Other (income) expense, net	(6,718)	121	(10,287)	(584)
Loss before income taxes	(67,196)	(70,373)	(99,384)	(137,964)
Income tax (benefit) expense	(134)	195	538	508
Net loss	$(67,062)	$(70,568)	$(99,922)	$(138,472)
Net loss per common share — basic and diluted	$(0.75)	$(0.79)	$(1.12)	$(1.68)
Weighted average common shares outstanding — basic and diluted	89,744,142	88,798,398	89,523,389	82,667,061

(1) Includes $1,291 and $1,405 of expense (inclusive of third-party pass through costs) for the three and six months ended September 30, 2020, respectively, pursuant to the terms of the Company’s agreements with Sumitovant Biopharma Ltd. and Sunovion Pharmaceuticals Inc. (see Note 5).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(67,062)	$(70,568)	$(99,922)	$(138,472)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,419)	281	(9,894)	(538)
Total other comprehensive (loss) income	(6,419)	281	(9,894)	(538)
Comprehensive loss	$(73,481)	$(70,287)	$(109,816)	$(139,010)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2020	89,833,998	$2	$684,381	$(1,646)	$(791,014)	$(108,277)
Share-based compensation expense	—	—	7,812	—	—	7,812
Issuance of shares upon exercise of stock options and vesting of restricted stock units	303,014	—	2,190	—	—	2,190
Foreign currency translation adjustment	—	—	—	(3,475)	—	(3,475)
Net loss	—	—	—	—	(32,860)	(32,860)
Balance at June 30, 2020	90,137,012	2	694,383	(5,121)	(823,874)	(134,610)
Share-based compensation expense	—	—	6,924	—	—	6,924
Issuance of shares upon exercise of stock options and vesting of restricted stock units and performance share units	443,991	—	1,388	—	—	1,388
Foreign currency translation adjustment	—	—	—	(6,419)	—	(6,419)
Net loss	—	—	—	—	(67,062)	(67,062)
Balance at September 30, 2020	90,581,003	$2	$702,695	$(11,540)	$(890,936)	$(199,779)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2019	72,057,490	$1	$505,851	$507	$(502,025)	$4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,229	17,424,243	1	134,537	—	—	134,538
Share-based compensation expense	—	—	6,410	—	—	6,410
Capital contribution from former controlling shareholder — share-based compensation	—	—	42	—	—	42
Capital contribution from former controlling shareholder	—	—	106	—	—	106
Foreign currency translation adjustment	—	—	—	(819)	—	(819)
Issuance of shares upon exercise of stock options and vesting of restricted stock units	34,399	—	314	—	—	314
Net loss	—	—	—	—	(67,904)	(67,904)
Balance at June 30, 2019	89,622,626	2	649,806	(312)	(569,929)	79,567
Public equity offering, additional offering costs	—	—	(80)	—	—	(80)
Share-based compensation expense	—	—	7,879	—	—	7,879
Capital contribution from former controlling shareholder — share-based compensation	—	—	52	—	—	52
Capital contribution from former controlling shareholder	—	—	123	—	—	123
Foreign currency translation adjustment	—	—	—	281	—	281
Issuance of shares upon vesting of restricted stock units	938	—	—	—	—	—
Net loss	—	—	—	—	(70,568)	(70,568)
Balance at September 30, 2019	89,623,564	$2	$657,780	$(31)	$(640,497)	$17,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(99,922)	$(138,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	14,736	14,383
Depreciation and amortization (1)	1,146	726
Amortization of debt discount and issuance costs	—	1,095
Foreign currency transaction gain	(10,287)	(584)
Other	393	215
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,657	225
Income tax receivable	—	507
Other assets	(648)	(799)
Accounts payable	(8,326)	(5,200)
Interest payable	—	(772)
Interest payable (related party)	(15)	—
Accrued expenses	11,081	(9,154)
Deferred revenue	(23,333)	—
Operating lease liabilities	(728)	(368)
Deferred interest payable	—	3,050
Amounts due to related parties	1,284	—
Other liabilities	1,386	—
Net cash used in operating activities	(110,576)	(135,148)
Cash flows from investing activities:
Purchases of marketable securities	(28,874)	(27,160)
Maturities of marketable securities	14,785	—
Purchases of property and equipment	(734)	(532)
Net cash used in investing activities	(14,823)	(27,692)
Cash flows from financing activities:
Proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	—	2,546
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	—	134,528
Proceeds from related party debt financing	140,000	—
Proceeds from stock option exercises	3,578	314
Net cash provided by financing activities	143,578	137,388
Net change in cash, cash equivalents and restricted cash	18,179	(25,452)
Cash, cash equivalents and restricted cash, beginning of period	78,018	157,199
Cash, cash equivalents and restricted cash, end of period	$96,197	$131,747
Non-cash financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$70
(1) Includes amortization of operating lease right-of-use assets.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a healthcare company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. The Company’s lead product candidate is relugolix, a once-daily, oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist. Relugolix monotherapy tablet (120 mg) is under regulatory review in the U.S. for men with advanced prostate cancer. Relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) is under regulatory review in the U.S. and Europe for women with uterine fibroids and is under development for women with endometriosis. The Company is also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as part of assisted reproduction.
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
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of September 30, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.7%, of the Company’s outstanding common shares.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 18, 2020. The unaudited consolidated balance sheet at March 31, 2020 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021, for any other interim period or for any other future year. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 18, 2020.
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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. During the six months ended September 30, 2020, the Company incurred net losses of $99.9 million and used $110.6 million of cash and cash equivalents in operations. The Company expects to continue to incur significant and increasing operating losses and negative operating cash flows as it continues to develop its product candidates and prepares for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. In addition, the Company currently expects that its outstanding debt levels will increase in future periods, which will result in an increase in its quarterly interest payment obligations. The Company has not generated any product revenue to date and does not expect to generate product revenue unless and until it obtains regulatory approval for at least one of its product candidates. Based on its current operating plan, the Company expects that its existing cash, cash equivalents, marketable securities, and its ability to borrow under the terms of the Sumitomo Dainippon Pharma Loan Agreement (See Note 5) will be sufficient to fund its operating expenses and capital expenditure requirements at least through the end of the Company’s fiscal year ending March 31, 2021. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spend, that might prove to be wrong, and it could use its available capital resources sooner than it currently expects. Current cash, cash equivalents, marketable securities and amounts available under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient to enable the Company to complete all necessary development and regulatory activities and commercially launch relugolix combination tablet or relugolix monotherapy tablet. The Company anticipates that it will continue to incur net losses and negative operating cash flows for the foreseeable future.
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
(C) Risks and Uncertainties
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical and clinical studies, the need to obtain additional capital to fund the future development of its product candidates and the commercialization of any product candidates that may obtain marketing approval, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, ability to transition from pilot-scale manufacturing to large-scale production of products, and dependence on third-party service providers such as contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs).
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Through November 12, 2020, the date of issuance of this Quarterly Report on Form 10-Q, the Company’s results of operations and cash flows have not been significantly impacted by the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments, and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of November 12, 2020.
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
As of September 30, 2020, and 2019, potentially dilutive securities were as follows:

	September 30,
	2020	2019
Stock options	8,484,057	7,676,460
Restricted stock awards (unvested)	564,111	775,651
Restricted stock units (unvested)	2,703,287	753,720
Performance stock units (unvested)	722,071	408,510
Warrants	73,710	73,710
Total	12,547,236	9,688,051
(E) Cash, Cash Equivalents, and Restricted Cash
Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash and consists of the following (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$94,210	$130,373
Restricted cash (1)	1,987	1,374
Total cash, cash equivalents and restricted cash	$96,197	$131,747
(1) Restricted cash consists of funds held to satisfy the requirements of certain agreements that are restricted in their use and are included in other assets on the unaudited condensed consolidated balance sheets.
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
The Company’s financial instruments include cash, cash equivalents, marketable securities, accounts payable, amounts due to related parties, and debt obligations. Cash, cash equivalents, accounts payable, and amounts due to related parties are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Marketable securities are recorded at their estimated fair value and are included in Level 2 of the fair value hierarchy.
(H) Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company was required to adopt ASC 606 on April 1, 2018. As the Company did not have any effective contracts within the scope of this guidance prior to April 1, 2018, ASC 606 had no impact on the Company's consolidated financial statements and related disclosures upon adoption.
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
(I) Other (Income) Expense, Net
Other (income) expense, net consists primarily of the impact of changes in foreign currency exchange rates on the Company’s foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign exchange rates on the Company’s results of operations fluctuates period over period based on its foreign currency exposures resulting from changes in applicable exchange rates associated with its foreign denominated liabilities, such as the outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement. The Company’s primary foreign currency exposure is currently the exchange rate between the Swiss franc and the U.S. dollar.
(J) Recently Adopted Accounting Standards
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which amends ASU 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. The Company adopted ASU 2018-15 using the prospective method as of April 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
(K) Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022. As of September 30, 2020, the Company has not modified its contract that will be impacted by reference rate reform. The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial statements and related disclosures when its contract impacted by reference rate reform is modified.
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), that eliminates certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. ASU 2019-12 also simplifies U.S. GAAP by making other changes for matters such as, franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
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

Note 3—Investments and Fair Value Measurements
Fair Value Measurements
The following table summarizes the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2020
Money market funds (1)	$291	$—	$—	$291
Commercial paper (2)	—	56,159	—	56,159
Corporate bonds (1)	—	3,000	—	3,000
Municipal bonds (3)	—	512	—	512
U.S. Treasury bills (1)	10,000	—	—	10,000
Total assets	$10,291	$59,671	$—	$69,962

As of March 31, 2020
Money market funds (1)	$11,348	$—	$—	$11,348
Commercial paper (4)	—	7,042	—	7,042
Total assets	$11,348	$7,042	$—	$18,390

(1) Included in cash and cash equivalents.
(2) Includes $39.6 million in cash and cash equivalents and $16.6 million in marketable securities.
(3) Included in marketable securities.
(4) Includes $4.0 million in cash and cash equivalents and $3.0 million in marketable securities.
There were no liabilities measured at fair value on a recurring basis as of September 30, 2020 or March 31, 2020.
Note 4—Accrued Expenses
As of September 30, 2020, and March 31, 2020, accrued expenses consisted of the following (in thousands):

	September 30, 2020	March 31, 2020
Accrued R&D expenses	$17,911	$15,500
Accrued compensation-related expenses	12,330	9,309
Accrued commercial expenses	5,898	818
Accrued professional service fees	1,068	1,126
Accrued other expenses	2,934	2,307
Total accrued expenses	$40,141	$29,060

Note 5—Related Party Transactions
(A) Sumitomo Dainippon Pharma Co., Ltd.
On December 27, 2019, the Company’s former controlling shareholder, Roivant Sciences Ltd. (“Roivant”), completed a transaction (the “Sumitomo-Roivant Transaction”) in which all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma, resulting in Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, owning 45,008,604, or approximately 50.2%, of the Company’s outstanding common shares on December 27, 2019. As of September 30, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.7%, of the Company’s outstanding common shares.

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
Loans under the Sumitomo Dainippon Pharma Loan Agreement bear interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. LIBOR is currently expected to be phased out by the end of 2021, and if it becomes unavailable, the Company and Sumitomo Dainippon Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The Company’s obligations under the Sumitomo Dainippon Pharma Loan Agreement are fully and unconditionally guaranteed by the Company and its subsidiaries. The loans and other obligations are senior unsecured obligations of the Company, MSG, and subsidiary guarantees. The Sumitomo Dainippon Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants.
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
As of September 30, 2020, the outstanding loan balance of $253.7 million is classified as a long-term liability on the Company’s unaudited condensed consolidated balance sheets under the caption long-term debt, less current maturities (related party). As of September 30, 2020, approximately $146.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement. Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was $2.1 million and $4.3 million for the three and six months ended September 30, 2020 and is included in interest expense (related party) in the Company’s unaudited condensed consolidated statements of operations. There was no interest expense (related party) for the three and six months ended September 30, 2019.
Sumitomo Dainippon Pharma Loan Commitment
On August 5, 2020, the Company obtained a debt commitment letter from Sumitomo Dainippon Pharma, as amended by a letter dated September 29, 2020 (the “2020 Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has committed to provide an additional $200.0 million in unsecured revolving commitments (the “New Credit Facility”), the proceeds of which may be used for business operating expenditures of the Company and its subsidiaries. The commitments are in addition to the commitments made available to the Company and its subsidiaries by Sumitomo Dainippon Pharma under the existing Sumitomo Dainippon Pharma Loan Agreement.
The New Credit Facility described in the 2020 Commitment Letter will not be available to the Company until the Company enters into a definitive agreement with Sumitomo Dainippon Pharma and the New Credit Facility becomes effective. Pursuant to the terms of the 2020 Commitment Letter, the New Credit Facility shall mature on the fifth anniversary of the closing of the

New Credit Facility. Sumitomo Dainippon Pharma will have the discretion, to require certain prepayments as Sumitomo Dainippon Pharma may request and/or to not allow the Company to draw down any remaining funds under the New Credit Facility, upon the occurrence of certain material business development transactions. In addition, as a condition to entering into the New Credit Facility, the Company shall be required to enter into an information sharing agreement with Sumitovant which will be on terms to be agreed between the Company and Sumitovant. The terms and conditions of the New Credit Facility shall otherwise be substantially identical to the terms of the existing Sumitomo Dainippon Pharma Loan Agreement, including with respect to the interest rate margins, except as otherwise agreed between the Company and Sumitomo Dainippon Pharma.
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
(B) Sumitovant
On May 18, 2020, the Company and Sumitovant entered into a consulting agreement, as amended on November 9, 2020, pursuant to which Sumitovant provides consulting services to the Company to support the Company in commercial planning, commercial launch activities and implementation. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of the Company’s board of directors, provides services to the Company on behalf of Sumitovant under this agreement. For the three and six months ended September 30, 2020, the Company incurred $0.2 million and $0.3 million of expense under this consulting agreement, which is included in general and administrative (“G&A”) expenses in the accompanying unaudited condensed consolidated statements of operations.
(C) Sunovion Pharmaceuticals Inc.
Market Access Services Agreement
On August 1, 2020, the Company’s subsidiary, MSG, entered into the Market Access Services Agreement with Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma. Pursuant to the Market Access Services Agreement, among other things, Sunovion agreed to provide to MSG certain market access services with respect to the distribution and sale of relugolix monotherapy (relugolix 120 mg) (“Prostate Cancer Product”) and relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) (“Women’s Health Product,” and collectively with Prostate Cancer Product, the “Products”, and each a “Product”), including, among other things: (i) adding the Products to Sunovion’s agreements with its third party logistics providers; (ii) adding the Women’s Health Product to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks and negotiating rates for the Products with certain market access customers; (iii) providing order-to-cash services; (iv) providing certain employees to provide market access account director services; (v) performing activities required in connection with supporting and maintaining contracts between the Company and market access customers for the coverage, purchase, or dispensing of the Products; (vi) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to the Products; (vii) providing MSG with price reporting metrics and other information required to allow the Company to comply with applicable government price reporting requirements; (viii) coordinating with MSG and any applicable wholesalers and distributors to address any recalls, investigations, or product holds; (ix) configuring, or causing to be configured, the appropriate software systems to enable Sunovion to perform its obligations under the Market Access Services Agreement; and (x) providing training and certain other ancillary support services to facilitate the foregoing.
MSG, in turn, appointed Sunovion as the exclusive distributor of the Women’s Health Product and a non-exclusive distributor of the Prostate Cancer Product, each in the United States, including all of its territories and possessions.
In order to facilitate Sunovion’s provision of these services, MSG agreed, among other things, to: (i) grant Sunovion a non-exclusive license under all intellectual property owned or controlled by MSG, solely for Sunovion’s use in connection with its performance of the contemplated services; (ii) provide Sunovion periodic reports of sales projections and estimated volume requirements, as well as such other information as Sunovion reasonably requests or may need to perform the services; (iii) comply with the provisions of any agreements between Sunovion and third parties pursuant to which the Products will be distributed or sold; (iv) cooperate with certain investigations related to orders and audits of MSG’s quality systems solely related, as reasonably determined by Myovant, to Sunovion’s performance of certain regulatory services, at Sunovion’s costs; and (v) promptly notify Sunovion in the event relugolix is recalled.
As consideration for the services, MSG will pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees. For the three and six months ended September 30, 2020, the Company incurred $1.1 million of expense under this agreement (inclusive of third-party pass through costs billed to the Company), which is included in G&A expense in the accompanying unaudited condensed consolidated statements of operations.
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
(D) Roivant Sciences Ltd.
As a result of the closing of the Sumitomo-Roivant Transaction described above, on December 27, 2019 all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company. On December 27, 2019, the then existing Information Sharing and Cooperation Agreement between the Company and Roivant, the then existing Services Agreements between the Company and certain of its subsidiaries and Roivant and certain of its subsidiaries, and the then existing Option Agreement between the Company and Roivant were terminated. For three and six months ended September 30, 2019, the Company paid or reimbursed Roivant approximately $0.2 million and $0.4 million under the terms of the then existing Services Agreements. In addition, the Company recorded share-based compensation expense allocated from Roivant of less than $0.1 million and $0.1 million for the three and six months ended September 30, 2019, respectively. No amounts were incurred during the three and six months ended September 30, 2020.
Roivant purchased 2,424,242 of the Company’s common shares in the Company’s June 4, 2019 underwritten public equity offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million (see Note 7).
Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended September 30, 2020 and

2019 was 0.20% and (0.28)%, respectively. The Company’s effective tax rate for the six months ended September 30, 2020 and 2019 was (0.54)% and (0.37)%, respectively. The Company’s effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of September 30, 2020, the Company has deferred $1.2 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The deferred payroll tax liability is included in other liabilities on the accompanying unaudited condensed consolidated balance sheet.
Note 7—Shareholders’ Deficit
(A) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the six months ended September 30, 2019, the Company issued and sold 106,494 of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 per common share for aggregate net proceeds to the Company of approximately $2.5 million after deducting underwriting commissions paid by the Company. No shares were sold under the Sales Agreement during the three and six months ended September 30, 2020 and the three months ended September 30, 2019. As of September 30, 2020, the Company had approximately $10.4 million of capacity available to it under its “at-the-market” equity offering program.
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
Note 8—Share-Based Compensation
(A) Myovant 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, as amended (the “2016 Plan”), under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2020, the number of common shares authorized for issuance increased automatically by 3.6 million shares in accordance with the evergreen provision of the 2016 Plan. As of September 30, 2020, a total of 1.1 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.

(B) Stock Options
A summary of stock option activity under the Company’s 2016 Plan is as follows:

Number of Options
Options outstanding at March 31, 2020	7,723,302
Granted	1,679,338
Exercised	(496,078)
Forfeited	(422,505)
Options outstanding at September 30, 2020	8,484,057
Options vested and expected to vest at September 30, 2020	8,484,057
Options exercisable at September 30, 2020	4,360,312
(C) Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock award and restricted stock unit activity under the Company’s 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2020	1,280,312
Granted	2,465,139
Vested	(212,079)
Forfeited	(265,974)
Unvested balance at September 30, 2020	3,267,398
(D) Performance Stock Units
A summary of performance stock unit activity under the Company's 2016 Plan is as follows:

Number of Shares
Unvested balance at March 31, 2020	299,870
Granted	568,976
Vested	(109,360)
Forfeited	(37,415)
Unvested balance at September 30, 2020	722,071
The vesting of performance stock units requires that certain performance conditions are achieved during the performance period and is subject to the employee’s continued service requirements.
(E) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense recognized as:
R&D expenses	$3,725	$3,618	$7,749	$6,166
G&A expenses	3,199	4,313	6,987	8,217
Total	$6,924	$7,931	$14,736	$14,383
Share-based compensation expense is included in R&D and G&A expenses in the accompanying unaudited condensed consolidated statements of operations consistent with the grantee’s salary. Total unrecognized share-based compensation expense was approximately $65.2 million as of September 30, 2020 and is expected to be recognized over a weighted-average period of approximately 2.8 years.

Note 9—Leases
At September 30, 2020, the Company has lease agreements, as lessee, for office space in Brisbane, California, which are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease terms for the office space includes the non-cancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise.
In September 2020, the Company entered into a vehicle leasing program for certain of its field-based employees. Each vehicle lease under this program will be executed separately for twelve-month periods and expire at varying times with renewal options for which the Company is not reasonably certain to exercise. The rent expense for these short-term leases will be recognized on a straight-line basis over the lease terms.
The Company currently has no other significant operating, financing, or short-term leases.
The components of the Company’s lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$729	$519	$1,458	$1,038
Variable lease cost (1)	100	46	190	55
Total lease cost	$829	$565	$1,648	$1,093
(1) Variable lease cost includes common area maintenance and utilities costs which are not included in operating lease liabilities and which are expensed as incurred.
Certain information related to the Company’s operating lease right-of-use assets and operating lease liabilities for its Brisbane, California office space are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$734	$501	$1,463	$997
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$9,181
As of September 30, 2020, the Company’s operating leases had a weighted average remaining lease term of 5.2 years and a weighted average discount rate of 12.3%.
As of September 30, 2020, maturities of operating lease liabilities were as follows (in thousands):

Years Ended March 31,
2021 (remainder of year)	$1,476
2022	3,028
2023	3,127
2024	3,053
2025	2,409
Thereafter	2,898
Total lease payments	15,991
Less imputed interest	(4,207)
Present value of future minimum lease payments	11,784
Less operating lease liability, current portion	(1,657)
Operating lease liability, long-term portion	$10,127
Note 10—Development and Commercialization Agreement with Richter
On March 30, 2020, the Company entered an exclusive license agreement for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin

America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, is eligible to receive up to $40.0 million in regulatory milestone payments (of which $10.0 million was received in April 2020), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval. Under the terms of the agreement, the Company will continue to lead global development of relugolix combination tablet. The Company has also agreed to assist Richter in transferring manufacturing technology from the Company’s CMOs to Richter to enable Richter to manufacture relugolix combination tablet. If requested by Richter, the Company has agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to the Company’s agreements with its CMOs. Richter will be responsible for local clinical development, manufacturing, and all commercialization activities for its territories. The Company has also granted Richter an option to collaborate with the Company on relugolix combination tablet for future indications in women’s health other than fertility.
The Company determined that the transaction price under the Richter Development and Commercialization Agreement totaled $50.0 million, consisting of the upfront payment of $40.0 million received on March 31, 2020 and a $10.0 million regulatory milestone payment received in April 2020. No other regulatory milestones, sales-related milestones, or royalties on net sales following regulatory approval were included in the transaction price given the substantial uncertainty related to their achievement.
The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Richter Development and Commercialization Agreement. In accordance with this guidance, the Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination therapy, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination therapy. In evaluating the appropriate measure for the Company's performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are issued to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Based upon the Company's assessment of its progress toward delivering relugolix combination therapy clinical and regulatory data packages to Richter, the Company concluded that as of September 30, 2020, it had satisfied approximately two-thirds of the combined performance obligation. As a result, the Company recognized $33.3 million of the transaction price as revenue during the six months ended September 30, 2020. There were no such amounts in the three months ended September 30, 2020 or the comparable prior year periods. As the Company currently expects to deliver the remaining substantive relugolix combination therapy data packages to Richter in the fourth quarter of the fiscal year ending March 31, 2021, the Company has recorded the remaining $16.7 million of the transaction price as deferred revenue, a current liability, on the unaudited condensed consolidated balance sheet as of September 30, 2020.
Contract Balances
Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these agreements. Amounts payable to the Company are recorded as accounts receivable when the Company's rights to consideration is unconditional. The following table presents changes in the Company’s total contract liabilities during the six months ended September 30, 2020 (in thousands):

	Balance at			Balance at
	March 31, 2020	Additions	Deductions	September 30, 2020
Contract liabilities:
Deferred revenue, current	$40,000	$10,000	$(33,333)	$16,667
Deferred revenue related to the Richter Development and Commercialization Agreement as of September 30, 2020, which was comprised of the $50.0 million transaction price, including a $40.0 million upfront payment received in March, 2020 and a $10.0 million regulatory milestone received in April, 2020, less the revenue recognized from the effective date of the contract, will be recognized as revenue as the combined performance obligation is satisfied.
The Company had no receivables or contract assets as of September 30, 2020 or March 31, 2020. During the six months ended September 30, 2020, the Company's contract liabilities, which consisted of deferred revenue, decreased by $23.3 million. This decrease included deductions of $33.3 million related to revenue recognized during the six months ended September 30, 2020, partially offset by additions of $10.0 million related to a regulatory milestone received in April, 2020.

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
(C) Indemnification Agreements
The Company has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification liability is unlimited; however, the Company holds directors’ and officers’ liability insurance which limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. In the normal course of business, the Company also enters into contracts and agreements with service providers and other parties with which it conducts business that contain indemnification provisions pursuant to which the Company has agreed to indemnify the party against certain types of third-party claims. The Company has agreed to indemnify Sumitomo Dainippon Pharma against certain losses, claims, liabilities and related expenses incurred by Sumitomo Dainippon Pharma, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement and the Investor Rights Agreement. The Company has also agreed to indemnify Sunovion against certain losses, claims, liabilities and related expenses incurred by Sunovion, subject to the terms of the Market Access Services Agreement. The Company has not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related accruals have been established.
(D) Takeda Agreements
Under the Company’s license agreement (the “Takeda License Agreement”) with Takeda, the Company will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in the Company’s territory, subject to certain agreed reductions. Takeda will pay the Company a royalty at the same rate on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones. As the amount and timing of any potential future payments under the Takeda License Agreement are not probable and estimable, no such potential commitments have been included in the unaudited condensed consolidated balance sheet.
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
Note 12—Subsequent Events
(A) Sumitomo Dainippon Pharma Loan Agreement
Pursuant to the terms of the Sumitomo Dainippon Pharma Loan Agreement (see Note 5), the Company is permitted to draw down funds once per calendar quarter, subject to certain conditions. In October 2020, the Company borrowed $60.0 million under the Sumitomo Dainippon Pharma Loan Agreement. Subsequent to this draw, approximately $86.3 million of borrowing capacity remains available to the Company.
(B) 2020 Inducement Plan

On November 4, 2020, the Compensation Committee of the Board of Directors of the Company adopted the Myovant Sciences Ltd. 2020 Inducement Plan (the “2020 Inducement Plan”), which, subject to the adjustment provisions thereof, reserved 1,000,000 shares of the Company’s common shares for issuance pursuant to equity awards granted under the 2020 Inducement Plan. The 2020 Inducement Plan was adopted without shareholder approval pursuant to the Listed Company Manual Rule 303A.08 (“Rule 303A.08”) of the New York Stock Exchange (the “NYSE”). The 2020 Inducement Plan provides for the grant of restricted stock units and non-qualified stock options, and contains terms and conditions intended to comply with the inducement award exception under the NYSE rules. In accordance with Rule 303A.08, awards under the 2020 Inducement Plan may only be made to individuals not previously employees of the Company, or being rehired following a bona fide period of interruption of employment, as an inducement material to such individuals’ entering into employment with the Company. An award is a right to receive the Company’s common shares pursuant to the 2020 Inducement Plan pursuant to a restricted stock unit award or a non-qualified stock option award. Through November 12, 2020, the date of issuance of this Quarterly Report on Form 10-Q, there have been no grants made pursuant to the terms of the 2020 Inducement Plan.

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
•our ability to procure sufficient quantities of commercial relugolix drug substance and drug product from approved third party CMOs;
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
•our ability to hire and retain our management and other key personnel;
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
•our expectations regarding potential future payments that we are eligible to receive from Richter under the Richter Development and Commercialization Agreement;

•our ability to borrow under the Sumitomo Dainippon Pharma Loan Agreement and our ability to effect the new debt facility transaction with Sumitomo Dainippon Pharma pursuant to the 2020 Commitment Letter with Sumitomo Dainippon Pharma;
•third party collaboration partners' abilities to perform their obligations under our agreements with them;
•our ability to raise additional capital if needed, on acceptable terms to us;
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
Business Overview
We are a healthcare company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Our lead product candidate is relugolix, a once-daily, oral GnRH receptor antagonist. Relugolix monotherapy tablet (120 mg) is under regulatory review in the U.S. for men with advanced prostate cancer. Relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) is under regulatory review in the U.S. and Europe for women with uterine fibroids and is under development for women with endometriosis. We are also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, for the treatment of female infertility as a part of assisted reproduction.
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
Our majority shareholder is Sumitovant, a wholly-owned subsidiary of Sumitomo Dainippon Pharma. As of September 30, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.7%, of our outstanding common shares.
Second Fiscal Quarter Ended September 30, 2020 and Recent Corporate Updates
The following summarizes our second fiscal quarter ended September 30, 2020 and recent corporate updates, as well as anticipated upcoming milestones.

Relugolix Clinical Programs
•Prostate Cancer:
◦Relugolix monotherapy tablet is under Priority Review by the U.S. Food and Drug Administration (“FDA”) and is on track for a decision by its December 20, 2020 target action date. The NDA is supported by the positive Phase 3 HERO study results, including a 97% responder rate and six positive key secondary endpoints. Relugolix also demonstrated a lower incidence of major adverse cardiovascular events compared to leuprolide acetate, the current standard of care. The Phase 3 HERO study results were published in the New England Journal of Medicine on June 4, 2020.
◦On September 29, 2020, we announced results of an additional secondary endpoint of castration resistance-free survival assessed in the subgroup of men with metastatic prostate cancer from the Phase 3 HERO study of relugolix monotherapy in advanced prostate cancer. Relugolix monotherapy had a similar rate of castration resistance-free survival compared to leuprolide acetate (74% vs. 75%, respectively), and did not achieve statistical superiority (p = 0.84).
◦On October 19, 2020, we presented an economic analysis of the Phase 3 HERO data at the Academy of Managed Care Pharmacy (“AMCP”) Nexus 2020 Virtual Meeting, demonstrating that treatment with relugolix may prevent one major adverse cardiovascular event for every 31 patients treated versus patients receiving leuprolide injections.
◦We currently expect to submit a Marketing Authorisation Application (“MAA”) to the European Medicines Agency (“EMA”) for relugolix monotherapy tablet for advanced prostate cancer in the first half of calendar year 2021.
•Uterine Fibroids:
◦In August 2020, the FDA accepted our New Drug Application (“NDA”) for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, setting a target action date of June 1, 2021.
◦On September 14, 2020, we announced one-year data on bone mineral density (“BMD”) from the Phase 3 LIBERTY program. The BMD results from the LIBERTY program demonstrated maintenance of BMD through one year and were consistent with those observed in a separate prospective observational study of untreated, age-matched women with uterine fibroids. These findings were presented at the American Society for Bone and Mineral Research (“ASBMR”) 2020 Annual Meeting Virtual Event, held on September 11-15, 2020.
◦On March 9, 2020, we announced the submission of a MAA to the EMA for relugolix combination tablet for the treatment of women with moderate to severe symptoms associated with uterine fibroids. The application has completed validation and is now under evaluation by the EMA. We currently expect the European Commission decision on this application in 2021. If approved, this launch will be executed by Richter, our commercialization partner for relugolix combination tablet for the uterine fibroids and endometriosis indications in Europe and certain other international markets.
◦On October 21, 2020, we announced the presentation of data at the American Society for Reproductive Medicine (“ASRM”) 2020 Virtual Congress, including long-term extension data in women with symptomatic uterine fibroids. Results indicated that women experienced, on average, a 90% reduction in menstrual blood loss from baseline at one year. Additionally, 87.7% of women achieved the responder criteria for reduction in menstrual blood loss at one year, and lumbar spine and total hip BMD were maintained over one year. A poster presentation also described a validated exposure-response model simulating long-term effects of relugolix combination therapy on BMD at the lumbar spine that projected maintenance of BMD for at least three years. Other data from the LIBERTY program including improvement in quality of life, reduction in menstrual blood loss in the first treatment cycle, and reduction in uterine fibroid-associated pain, were also presented.
◦Additional data from the Phase 1 ovulation inhibition study from 67 healthy women treated with relugolix combination therapy, resulting in 100% ovulation inhibition and 100% return to ovulation or menses after discontinuation of treatment, were also presented at the ASRM 2020 Virtual Congress.

•Endometriosis:
◦Data from the replicate Phase 3 SPIRIT 1 and SPIRIT 2 studies were presented at the ASRM 2020 Virtual Congress on October 20, 2020 in an oral presentation named the Prize Paper by the Endometriosis Special Interest Group. Relugolix combination therapy met both co-primary endpoints and resulted in significantly more women with clinically meaningful reductions in dysmenorrhea and non-menstrual pelvic pain compared with those on placebo over 24 weeks of therapy (p < 0.0001) in each study. Changes in BMD at the lumbar spine from both studies pooled over 24 weeks were minimal in the relugolix combination therapy groups. Specifically, relugolix combination therapy achieved both co-primary endpoints by demonstrating 74.5% and 75.2% of women with dysmenorrhea (menstrual pain) and 58.5% and 66.0% of women with non-menstrual pelvic pain achieving clinically meaningful reductions in pain, compared to 26.9% and 30.4% of women with dysmenorrhea and 39.6% and 42.6% of women with non-menstrual pelvic pain in the placebo group, in the SPIRIT 1 and SPIRIT 2 studies respectively (all p-values < 0.0001). On average, women receiving relugolix combination therapy had a 73.3% reduction on the 11-point (0 to 10) Numerical Rating Scale for dysmenorrhea from 7.3 (severe pain) to 1.8 (mild pain) in SPIRIT 1 and a 75.1% reduction in SPIRIT 2 with a decrease from 7.2 (severe pain) to 1.7 (mild pain). All seven key secondary endpoints measured at week 24 and compared to placebo achieved statistical significance in SPIRIT 1, including changes in mean dysmenorrhea and overall pelvic pain, impact of pain on daily activities as measured by the Endometriosis Health Profile-30 (“EHP-30”) pain domain, greater proportions of women not using analgesics (p-values < 0.0001), changes in mean non-menstrual pelvic pain (p = 0.0002), greater proportions of women not using opioids (p = 0.0005), and changes in mean dyspareunia (painful intercourse) (p = 0.0149). Six key secondary endpoints measured at week 24 and compared to placebo achieved statistical significance in SPIRIT 2, including changes in mean dysmenorrhea and overall pelvic pain, impact of pain on daily activities as measured by the EHP-30 pain domain, a greater proportion of women not using opioids (all p-values < 0.0001), changes in non-menstrual pelvic pain (p = 0.0012), and dyspareunia (painful intercourse) (p = 0.0489). A seventh key secondary endpoint evaluating change in analgesic use did not achieve statistical significance in SPIRIT 2. Relugolix combination therapy was generally well-tolerated with minimal BMD loss over 24 weeks. The overall incidence of adverse events in the relugolix combination and placebo groups was similar (71.2% vs. 66.0% in SPIRIT 1; 80.6% vs. 75.0% in SPIRIT 2). In the relugolix combination therapy group, 3.8% and 5.3% of women had adverse events leading to discontinuation of treatment versus 1.9% and 3.9% in the placebo group in SPIRIT 1 and SPIRIT 2, respectively. The only reported adverse events in at least 10% of women in the relugolix combination group for SPIRIT 1 were headache and hot flashes and for SPIRIT 2 were headache, nasopharyngitis, and hot flashes.
◦We currently expect to submit an NDA with the FDA for relugolix combination tablet for the treatment of women with endometriosis-associated pain in the first half of calendar year 2021.
◦We currently expect to submit an MAA to the EMA for relugolix combination tablet for the treatment of women with endometriosis-associated pain in 2021. Richter will be the MAA sponsor.
Related Party Agreements
Market Access Services Agreement
On August 1, 2020, our subsidiary, MSG, entered into the Market Access Services Agreement with Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma, pursuant to which, among other things, Sunovion agreed to provide to MSG certain market access services with respect to the distribution and sale of relugolix monotherapy tablet and relugolix combination tablet. MSG, in turn, appointed Sunovion as the exclusive distributor of relugolix combination tablet and a non-exclusive distributor of relugolix monotherapy tablet, each in the United States, including all of its territories and possessions. For the three and six months ended September 30, 2020, we incurred $1.1 million of expense under this agreement (inclusive of third-party pass through costs billed to us), which is included in G&A expense in the accompanying unaudited condensed consolidated statements of operations. Additional information is included in Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sumitomo Dainippon Pharma Loan Commitment
On August 5, 2020, we obtained a debt commitment letter from Sumitomo Dainippon Pharma, as amended by a letter dated September 29, 2020 (the “2020 Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has committed to provide us with an additional $200.0 million low-interest, five-year unsecured revolving term loan commitment, the proceeds of which may be used for business operating expenditures of us and our subsidiaries. The commitments are in addition to the commitments made available to us and our subsidiaries by Sumitomo

Dainippon Pharma under the existing Sumitomo Dainippon Pharma Loan Agreement. Additional information is included in Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Manufacturing Update
In June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (the “Hikari Facility”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of current good manufacturing practice (“cGMP”) for finished pharmaceuticals. The Hikari Facility is one of two CMOs included in our regulatory filings for the manufacture of relugolix drug substance. We will procure the commercial relugolix drug substance needed for our anticipated U.S. launch in advanced prostate cancer solely from Excella GmbH & Co. KG, the second source contract manufacturing organization included in our initial regulatory filings. We do not expect that the issues relating to the Hikari Facility will have an effect on the FDA’s target action dates or EMA approval date for any of our regulatory filings or our launch readiness.
COVID-19 Pandemic
In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified. Due to the rapid and global spread of the virus, in March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to spread throughout the U.S. and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders, closing schools, restricting travel, and social distancing guidelines and causing some businesses to suspend operations. It remains unclear how long these measures will remain in place and whether these measures will be effective. Further, recently it has been reported that the rate of the reported number of COVID-19 cases in the United States is increasing, which may further impact the effects that the COVID-19 pandemic may have on us.
Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees and patients while continuing our mission to redefine care for women and for men. We believe the safety measures we are taking in response to the COVID-19 pandemic meet or exceed the guidance required from government and public health officials. Beginning in mid-March 2020, substantially all of our workforce began working from home and we curtailed employee travel. We have adopted remote working tools to minimize the disruption to our business activities. At this time, we have not identified a material change to our productivity as a result of these measures, but this could change, particularly if restricted travel, closed schools, and shelter-in-place orders are not removed or significantly eased.
To date, the impact of the COVID-19 pandemic on our ability to advance our clinical studies, regulatory activities, and preparation for the potential commercialization of our product candidates has been limited and all of our publicly announced milestones remain on track. We submitted our NDA to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer in April 2020, which has been accepted by the FDA for Priority Review with a target action date of December 20, 2020. In May 2020, we submitted our NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, which has been accepted by the FDA with a target action date of June 1, 2021. Regulatory agency pre-approval inspections are limited, and it is not clear if virtual inspections are acceptable due to COVID-19 and this may impact the FDA's review process and timing of potential approval of these product candidates. Should relugolix monotherapy tablet or relugolix combination tablet receive regulatory approval, we will likely commercially launch these products in the COVID-19 environment. In response to the COVID-19 pandemic, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in fewer prescriptions. In addition, if our product candidates receive regulatory approval, our sales teams would likely have to make presentations to physicians and the medical community solely by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and these virtual meetings may not be as successful as in-person meetings. At this time, we do not anticipate a substantial impact from the COVID-19 pandemic on our supply chain and ability to launch relugolix monotherapy tablet or relugolix combination tablet.
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
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. We have implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of September 30, 2020, we have deferred $1.2 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The deferred payroll tax liability is included in other liabilities on the accompanying unaudited condensed consolidated balance sheet.
Financial History
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. To date, we have not generated any product revenue, and we do not expect to generate product revenue unless and until we obtain regulatory approval for one of our product candidates. We have historically funded our operations primarily from the issuance and sale of our common shares and from debt financing arrangements. Additional information about our sources of funding is included under “—Liquidity and Capital Resources—Sources of Liquidity” below.
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
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three targeted indications. The direct and rapid action of relugolix on the pituitary-gonadal axis is distinct from approved luteinizing hormone-releasing hormone (“LHRH”) agonists which are administered as depot injections and result in an initial surge in levels of gonadotropins, and estrogen and progesterone or testosterone, before resulting in pituitary desensitization and a fall in hormone levels over weeks. Approved LHRH agonist injections such as leuprolide acetate are used in women to treat the symptoms of uterine fibroids and endometriosis, but the adoption and duration of use is limited due to BMD loss and vasomotor symptoms.
We are developing relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) administered orally once-daily, with the goal of maintaining estrogen levels in the low normal range to achieve the long-term benefit of relugolix on symptoms of uterine fibroids and endometriosis, while maintaining bone health and mitigating side effects from a low-estrogen state, such as vasomotor symptoms. We have successfully completed a bioequivalence study, which demonstrated the bioequivalence of our relugolix combination tablet with relugolix combination therapy, the co-administered regimen used in the LIBERTY and SPIRIT clinical programs (one relugolix 40 mg tablet plus one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). We expect to launch in the women’s health indications with our single-tablet regimen.
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
Decreasing testosterone slows the growth and progression of advanced prostate cancer, such as when the disease recurs or the prostate-specific antigen (“PSA”) is rising following prostatectomy or radiation therapy, when the disease progresses locally in the prostate bed, or when it becomes metastatic. We demonstrated in our Phase 3 HERO program that relugolix can achieve sustained testosterone suppression to castrate levels (< 50 ng/dL) through 48 weeks in 96.7% of patients with a once-daily oral treatment. Relugolix was compared to the standard-of-care leuprolide injections in the HERO study and demonstrated superiority to leuprolide in the cumulative proportion of patients achieving sustained testosterone suppression (96.7% vs 88.0%). Data from this study are the basis for the NDA submission undergoing Priority Review for relugolix in advanced prostate cancer. We are developing a distinct therapeutic candidate, relugolix monotherapy (120 mg), for men with advanced prostate cancer which, if approved, we expect to commercialize as a separately branded product from our relugolix combination tablet.
Our Phase 3 Program for the Treatment of Heavy Menstrual Bleeding Associated with Uterine Fibroids
We initiated a Phase 3 clinical program in January 2017, evaluating relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids. The program consisted of two multinational, replicate pivotal clinical studies (LIBERTY 1 and LIBERTY 2). Women in the LIBERTY 1 and LIBERTY 2 studies underwent a screening period requiring up to two menstrual cycles to document heavy menstrual bleeding and were randomized in a 1:1:1 ratio to one of three groups. Women received treatment either with relugolix combination therapy for 24 weeks, relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix combination therapy once-daily for an additional 12 weeks, or placebo once-daily for 24 weeks.
We enrolled 388 women in LIBERTY 1 and 382 women in LIBERTY 2. To be enrolled, women must have had a monthly menstrual blood loss volume of at least 80 mL in two consecutive cycles or 160 mL in one cycle, measured by the alkaline hematin method, a quantitative measure of menstrual blood loss from an assessment of collected menstrual products.
Eligible women who completed the LIBERTY 1 or LIBERTY 2 studies were offered the opportunity to enroll in an active treatment extension study in which all women received relugolix combination therapy for an additional 28-week period for a total treatment period of 52 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. Upon completion of this 52-week total treatment period, eligible women could elect to participate in a second 52-week randomized withdrawal study designed to provide two-year safety and efficacy data on relugolix combination therapy, and to evaluate the need for maintenance therapy. We currently expect to present data from the LIBERTY randomized withdrawal study in the first quarter of calendar year 2021.
The primary efficacy endpoint for LIBERTY 1 and LIBERTY 2 was the proportion of all women enrolled who achieved a menstrual blood loss volume of less than 80 mL and at least a 50% reduction in menstrual blood loss volume from baseline during the last 35 days of the 24-week treatment period as measured by the alkaline hematin method. The secondary endpoints included the proportion of women who achieved amenorrhea (defined as no or negligible blood loss) during the last 35 days of treatment, reduction in pelvic pain, reduction in fibroid volume, reduction in uterine volume, percent change from baseline to week 24 in menstrual blood loss, increase in hemoglobin, and an assessment of the impact of therapy on quality-of-life. Safety, including BMD changes as measured by dual-energy x-ray absorptiometry (“DXA”), was also assessed.
On May 14, 2019 and July 23, 2019, we announced positive top-line results for the LIBERTY 1 and LIBERTY 2 studies, respectively. On February 10, 2020, we announced positive safety and efficacy data from the Phase 3 LIBERTY long-term extension study. On September 14, 2020, we announced additional data on BMD in women with uterine fibroids from the LIBERTY program and from a prospective observational study and on October 21, 2020, we presented one-year efficacy and safety data from the LIBERTY long-term extension study at the ASRM 2020 Virtual Congress.
On March 9, 2020, we announced the submission of a MAA to the EMA for relugolix combination tablet for the treatment of women with moderate to severe symptoms associated with uterine fibroids. This application has completed validation and is now under evaluation by the EMA. We currently expect the European Commission decision on this application in 2021. If approved, this launch would be executed by Richter, our commercialization partner for relugolix combination tablet for the uterine fibroids and endometriosis indications in Europe and certain other international markets. In May 2020, we submitted an NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, which has been accepted by the FDA with a target action date of June 1, 2021.
LIBERTY 1
On May 14, 2019, we announced that LIBERTY 1 met its primary efficacy endpoint and six key secondary endpoints. The distribution of the change in BMD, including outliers, was similar for the relugolix combination therapy and placebo groups at 24 weeks, as assessed by DXA.
In the primary endpoint analysis, 73.4% of women receiving relugolix combination therapy achieved the responder criteria compared with 18.9% of women receiving placebo (p < 0.0001). On average, women receiving relugolix combination therapy experienced an 84.3% reduction in menstrual blood loss from baseline, a clinically relevant secondary endpoint. A significantly greater proportion of women suffering from moderate-to-severe pain from uterine fibroids at baseline experienced no pain or minimal pain during the last 35 days of treatment with relugolix combination therapy compared with women on placebo (p < 0.0001).
LIBERTY 1 achieved six key secondary endpoints with statistical significance compared to placebo, including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.
The overall incidence of adverse events in the relugolix combination therapy and placebo groups was comparable (62% vs. 66%). In the relugolix combination therapy group, 5% of women discontinued treatment early due to adverse events compared with 4% in the placebo group. The only adverse event in the relugolix combination therapy arm occurring in at least 10% of women and more frequently than in the placebo arm was hot flash (11% vs. 8%). There were no pregnancies in the relugolix combination therapy group and one in the placebo group. There were two serious adverse events related to the study drug: one fibroid expulsion and one for pelvic pain.
LIBERTY 2
On July 23, 2019, we announced that LIBERTY 2 met its primary efficacy endpoint and the same six key secondary endpoints as were achieved in LIBERTY 1. Changes in BMD were comparable between the relugolix combination therapy and placebo groups at the end of treatment as was the distribution of the change in BMD, including outliers.
In the primary endpoint analysis, 71.2% of women receiving relugolix combination therapy achieved the responder criteria compared with 14.7% of women receiving placebo (p < 0.0001). On average, women receiving relugolix combination therapy experienced a highly significant 84.3% reduction in menstrual blood loss from baseline to week 24 (p < 0.0001). In addition, a significantly greater proportion of women suffering from moderate-to-severe pain from uterine fibroids at baseline experienced no pain or minimal pain during the last 35 days of treatment with relugolix combination therapy compared with women on placebo (p < 0.0001).
LIBERTY 2 achieved six key secondary endpoints with statistical significance compared to placebo, including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.
The overall incidence of adverse events in the relugolix combination therapy and placebo groups was comparable (60.3% vs. 58.9%). In the relugolix combination therapy group, 1.6% of women discontinued treatment early due to adverse events compared with 4.7% in the placebo group. There were no adverse events in the relugolix combination therapy group reported by at least 10% of women and more frequently than in the placebo group. The incidence of hot flashes in the relugolix combination therapy group was similar to placebo (5.6% vs. 3.9%). There were no pregnancies in the relugolix combination therapy group and one in the placebo group. There were no serious adverse events related to study drug reported in this study.
LIBERTY Long-Term Extension Study
On February 10, 2020, we announced positive safety and efficacy data from the Phase 3 LIBERTY long-term extension study of relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids.
In the primary endpoint analysis, 87.7% of women achieved the responder criteria. The primary endpoint result in the one-year Phase 3 LIBERTY long-term extension study was consistent with the 24-week primary endpoint data from the pivotal LIBERTY 1 and LIBERTY 2 studies, demonstrating a durability of response through one year. In addition, women experienced, on average, an 89.9% reduction in menstrual blood loss from baseline at one year.
Changes in BMD through one year, as assessed by DXA every three months, demonstrated maintenance of bone density and were consistent with those in LIBERTY 1 and LIBERTY 2. The adverse events over one year were consistent with those observed in LIBERTY 1 and LIBERTY 2, with no new safety signals. Adverse events reported in more than 10% of women treated with relugolix combination therapy for one-year and more frequently than those reported in the placebo group after 6 months included only hot flashes (11% vs. 6%). There were no pregnancies reported in the relugolix combination therapy group.
In October 2020, we presented a poster at the ASRM 2020 Virtual Congress describing a validated exposure-response model simulating long-term effects of relugolix combination therapy on BMD at the lumbar spine. Simulations from this model were well correlated with the effect of relugolix combination therapy observed in the Phase 3 LIBERTY program and projected maintenance of BMD for at least three years.
Observational Bone Mineral Density Study
This prospective observational study was designed to characterize the longitudinal natural history of BMD in 262 premenopausal women with uterine fibroids over 52 weeks. Women with documented uterine fibroids by imaging who were not receiving treatment with GnRH agonists or antagonists were enrolled contemporaneously from U.S. centers that participated in the LIBERTY studies. BMD was assessed by DXA at baseline, week 24 and week 52. Mean BMD at the lumbar spine showed minimal changes over the 52-week observational period (0% at week 24 and -0.41% at week 52) and did not appear to be influenced by race or body mass index.
Our Phase 3 Program for the Treatment of Pain Associated with Endometriosis
We initiated a Phase 3 clinical program in June 2017, evaluating relugolix combination therapy in women with pain associated with endometriosis. The program consisted of two multinational, replicate pivotal clinical studies (SPIRIT 1 and SPIRIT 2). Each study randomized women 1:1:1 to one of three treatment arms. Women received treatment either with relugolix combination therapy for 24 weeks, relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix combination therapy once-daily for an additional 12 weeks, or placebo once-daily for 24 weeks.
We enrolled 623 and 638 patients in the SPIRIT 2 and SPIRIT 1 studies, respectively. To be enrolled, women must have had a surgical diagnosis of endometriosis in the last 10 years and moderate-to-severe dysmenorrhea (menstrual pelvic pain) and non-menstrual pelvic pain.
Eligible women who completed the SPIRIT 1 or SPIRIT 2 studies were offered the opportunity to enroll in an active treatment long-term extension study in which all women receive relugolix combination therapy for an additional 80-week period, resulting in a total treatment period of up to 104 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. We currently expect to announce one-year efficacy and safety data from the SPIRIT extension study in the first quarter of calendar year 2021.
The co-primary efficacy endpoints for the SPIRIT 1 and SPIRIT 2 studies were the proportion of all women enrolled with reductions in both dysmenorrhea and non-menstrual pelvic pain, as assessed by an endometriosis-specific patient questionnaire based on the Numerical Rating Scale (“NRS”) completed daily on an electronic patient diary, with no increase in background pain medication. The NRS is an 11-point scale with 0 representing “no pain” and 10 representing “the worst pain you can imagine.” Secondary endpoints included additional questionnaires assessing functional changes associated with endometriosis-specific pain and quality of life, and the use of pain medications to treat endometriosis, including opioid medications. Safety, including BMD changes as measured by DXA, was also assessed.
On April 22, 2020 and June 23, 2020, we announced positive top-line results from the SPIRIT 2 and SPIRIT 1 studies, respectively. We currently expect to submit an NDA with the FDA for relugolix combination tablet for the treatment of women with endometriosis-associated pain in the first half of calendar year 2021. We currently expect to submit an MAA to the EMA for relugolix combination tablet for the treatment of women with endometriosis-associated pain in 2021. Richter will be the MAA sponsor. Data from these Phase 3 studies were presented at the ASRM 2020 Virtual Congress on October 20, 2020 and the presentation was named the Prize Paper by the Endometriosis Special Interest Group.
SPIRIT 1
On June 23, 2020, we announced that SPIRIT 1 met its co-primary efficacy endpoints and all seven key secondary endpoints. In addition, relugolix combination therapy was generally well-tolerated and resulted in minimal BMD loss over 24 weeks.
Relugolix combination therapy achieved both co-primary endpoints by demonstrating clinically meaningful pain reductions for 74.5% of women with dysmenorrhea (menstrual pain) and 58.5% of women with non-menstrual pelvic pain, compared to 26.9% and 39.6% of women in the placebo group, respectively (p < 0.0001). On average, women receiving relugolix combination therapy had a 73.3% reduction on the 11-point (0 to 10) NRS for dysmenorrhea from 7.3 (severe pain) to 1.8 (mild pain).
All seven key secondary endpoints measured at week 24 and compared to placebo achieved statistical significance, including changes in mean dysmenorrhea and overall pelvic pain, impact of pain on daily activities as measured by the EHP-30 pain domain, greater proportions of women not using analgesics (p-values < 0.0001), changes in mean non-menstrual pelvic pain (p = 0.0002), greater proportions of women not using opioids (p = 0.0005), and changes in mean dyspareunia (painful intercourse) (p = 0.0149).

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
SPIRIT 2
On April 22, 2020, we announced that SPIRIT 2 met its co-primary efficacy endpoints and six key secondary endpoints. In addition, relugolix combination therapy was generally well-tolerated and resulted in minimal BMD loss over 24 weeks.
In the co-primary endpoint analysis, 75.2% of women achieved a clinically meaningful reduction in dysmenorrhea versus 30.4% of women in the placebo group (p < 0.0001). For non-menstrual pelvic pain, relugolix combination therapy achieved a clinically meaningful reduction in 66.0% of women versus 42.6% of women in the placebo group (p < 0.0001). On average, women receiving relugolix combination therapy had a 75.1% reduction on the 11-point (0 to 10) NRS for dysmenorrhea from 7.2 (severe pain) to 1.7 (mild pain).
Six key secondary endpoints measured at week 24 and compared to placebo achieved statistical significance, including changes in mean dysmenorrhea and overall pelvic pain, impact of pain on daily activities as measured by the EHP-30 pain domain, a greater proportion of women not using opioids (all p-values < 0.0001), changes in non-menstrual pelvic pain (p = 0.0012), and dyspareunia (painful intercourse) (p = 0.0489). An endpoint evaluating change in analgesic use did not achieve statistical significance.
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
In July 2020, we presented data from the ovulation inhibition study and additional data from the LIBERTY program showing improvement in patient-reported outcomes and in hemoglobin levels in women with anemia during the European Society of Human Reproduction and Embryology (“ESHRE”) virtual 36th Annual Meeting. Additional data from the ovulation inhibition study were also presented at the ASRM 2020 Virtual Congress in October 2020.
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
On November 19, 2019, we announced that the Phase 3 HERO study met its primary efficacy endpoint with 96.7% (95% CI: 94.9%, 97.9%) of men achieving sustained testosterone suppression to castrate levels. The study also met the tested key secondary endpoints, while demonstrating a 54% reduction in risk of major adverse cardiovascular events as compared with leuprolide injections administered every 3 months. The incidence of major adverse cardiovascular events was 2.9% in the relugolix group versus 6.2% in the leuprolide group. In men with a reported history of these major adverse cardiovascular events, the relugolix group had 80% fewer major adverse cardiovascular events reported compared to the leuprolide acetate group (3.6% vs. 17.8%, respectively). More than 90% of men in the HERO study had at least one cardiovascular risk factor, including lifestyle risk factors such as tobacco use and obesity, comorbidities such as diabetes and hypertension, and prior history of a major adverse cardiovascular event.
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
We filed an amendment to the HERO study protocol to enroll 139 additional men with metastatic prostate cancer (total cohort of 434 men, including 295 men from the original HERO study) and to add the secondary objective of demonstrating that relugolix can delay the time to progression to the lethal state of the disease, castration-resistant prostate cancer, as compared to leuprolide, that completed enrollment in July 2019. Castration-resistant prostate cancer is defined by disease progression despite achieving testosterone suppression to castrate levels (< 50 ng/dL). On September 29, 2020, we announced that relugolix had a similar rate of castration resistance-free survival in the subgroup of men with metastatic disease compared to leuprolide acetate and did not achieve statistical superiority through 48 weeks. In the subgroup of men with metastatic disease treated with relugolix, 74% were castration resistance-free through 48 weeks compared to 75% of men treated with leuprolide acetate (HR = 1.03 [95% CI: 0.68-1.57]; p = 0.84). In the secondary endpoint analysis, castration resistance-free survival was defined as the time from first dose to PSA progression per the Prostate Cancer Clinical Trials Working Group 3 (PCWG3) criteria or death from any cause. PSA progression was defined as a PSA increase ≥ 25% and ≥ 2 ng/mL above the nadir, and confirmed by a second PSA value ≥ 3 weeks later. The incidence of adverse events in the subgroup of men with metastatic disease was consistent with that observed in the primary analysis of HERO with no new safety signals observed.
In May 2020, efficacy and safety data from the Phase 3 HERO study were simultaneously published online in the New England Journal of Medicine and presented at the American Society of Clinical Oncology (“ASCO”)’s ASCO20 Virtual Scientific Program. In July 2020, these data were also presented in an oral presentation during the American Urological Association 2020

Virtual Experience. Detailed secondary endpoint data showed notable differences in the rapid and profound suppression of testosterone, PSA response, and testosterone recovery after discontinuation of treatment. In the relugolix group, testosterone suppression to less than 50 ng/dL was achieved in 56.0% of men by Day 4 and 98.7% by Day 15, compared to 0.0% by Day 4 and 12.1% by Day 15 for men in the leuprolide acetate group. Additionally, in the relugolix group, profound testosterone suppression to less than 20 ng/dL was achieved in 78.4% of men at Day 15, compared to 1.0% at Day 15 for men in the leuprolide acetate group. A higher proportion of men in the relugolix group achieved a 50% reduction in PSA by Day 15 and confirmed at Day 29 compared to those in the leuprolide acetate group (79.4% vs. 19.8%, respectively). Within 90 days of treatment discontinuation, 54% of men in the relugolix group achieved normal testosterone levels (≥ 280 ng/dL) with a mean testosterone level of 288.4 ng/dL, compared to 3% of men in the leuprolide acetate group with a mean testosterone level of 58.6 ng/dL.
On October 19, 2020, we presented an economic analysis of the Phase 3 HERO data at the AMCP Nexus 2020 Virtual Meeting, demonstrating that treatment with relugolix may prevent one major adverse cardiovascular event for every 31 patients treated versus patients receiving leuprolide injections.
On April 21, 2020, we announced the submission of an NDA to the FDA for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer. In June 2020, the FDA accepted for Priority Review this NDA, setting a target action date of December 20, 2020. In its acceptance letter, the FDA also stated that it is currently not planning to hold an advisory committee meeting for this application. If approved, relugolix would be the first and only oral GnRH receptor antagonist treatment for men with advanced prostate cancer. We currently expect to submit a MAA to the EMA for relugolix monotherapy tablet for advanced prostate cancer in the first half of calendar year 2021. We may conduct additional clinical studies to further support the commercial potential of relugolix in prostate cancer in the U.S. and other major markets.
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
In October 2018, we presented data from a Phase 1 study of MVT-602 at the American Society for Reproductive Medicine Annual Congress. Results of the study showed that administration of MVT-602 in healthy premenopausal women in the follicular phase produced a dose-related increase in LH concentrations and expected effects on FSH and estradiol. A total of 24 women were randomized to one of three MVT-602 dose groups (0.3 µg, 1 µg or 3 µg) and then subsequently randomized within the assigned group to receive a single subcutaneous dose of MVT-602 or placebo in a 3:1 ratio. Results showed that administration of single subcutaneous doses of MVT-602 demonstrated dose-related increases in LH concentrations and expected post-dose increases in FSH and estradiol concentrations, with little effect observed on progesterone as expected. No serious adverse events were reported, and no subject discontinued from the study due to an adverse event. Adverse events were similar between the placebo and MVT-602 groups with no apparent dose-related effects.
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
Financial Operations Overview
Revenue
To date, we have not generated any product revenue, and we do not expect to generate any revenue, from the sale of any products unless and until we obtain regulatory approval of and commercialize relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or a potential future product candidate. Our revenue to date has been solely derived from the upfront and regulatory milestone payments we received from Richter under the Richter Development and Commercialization Agreement.

Research and Development Expenses
Our R&D expenses to date have been primarily attributable to the clinical development of our product candidates including the conduct of multiple Phase 3 and earlier clinical studies, the expansion of our team, and the initiation of activities in preparation for our anticipated commercial launches such as the establishment of our medical affairs function, as well as regulatory and certain manufacturing activities. Our R&D expenses include program-specific costs, as well as costs that are not allocated to a specific program.
Program-specific costs primarily include third-party costs, which include expenses incurred under agreements with CROs and CMOs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, as well as costs related to manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions for relugolix combination tablet and relugolix monotherapy tablet, and other third-party expenses directly attributable to the development of our product candidates.
Unallocated R&D costs primarily include employee-related expenses, such as salaries, share-based compensation, benefits and travel for employees engaged in R&D activities including clinical operations, biostatistics, regulatory, and medical affairs, and the cost of contractors and consultants who assist with R&D activities not specific to a program and costs associated with nonclinical studies.
R&D activities have been, and will continue to be, central to our business model. We currently expect R&D expenses over the next several quarters to be at similar levels to our second quarter 2020 R&D expenses as declining spend on our Phase 3 HERO, LIBERTY, and SPIRIT clinical programs, which are winding down, are expected to be offset by incremental expenses associated with certain life-cycle management activities, including clinical manufacturing expenses, the further build out of our medical affairs function and potential new investments in our pipeline. We also expect to incur additional regulatory expenses which may result in an increase in our R&D expense in periods where potential regulatory submissions for our product candidates occur.
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
General and Administrative Expenses
G&A expenses consist primarily of personnel costs, such as salaries, benefits, share-based compensation and travel expenses for our executive, finance, human resources, legal, information technology, commercial operations and other administrative functions. G&A expenses also include professional fees for legal, accounting, auditing and tax services, and costs related to rent and facilities, insurance, information technology, commercial operations, and general overhead. G&A expenses also include costs incurred under our Market Access Services Agreement with Sunovion.
We expect G&A expense to increase in future periods as we continue to build out our commercial capabilities, particularly driven by the hiring of our oncology and women’s health sales forces. If relugolix combination tablet, relugolix monotherapy tablet, or MVT-602 obtain regulatory approval for marketing, we expect sales, marketing, and commercialization costs to be significant.
Interest Expense
Interest expense consists of interest expense related to our previously outstanding debt with Hercules Capital, Inc. (“Hercules”) and NovaQuest Capital Management (“NovaQuest”), which we repaid on December 31, 2019, as well as the associated non-cash amortization of debt discounts and issuance costs.

Interest Expense (Related Party)
Interest expense (related party) consists of interest expense pursuant to the Sumitomo Dainippon Pharma Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. In October 2020, we borrowed an additional $60.0 million under the Sumitomo Dainippon Pharma Loan Agreement. We believe the October 2020 draw down, as well as additional anticipated increases in our outstanding debt under the Sumitomo Dainippon Pharma Loan Agreement, to result in an increase in interest expense (related party) in future periods.
Interest Income
Interest income consists primarily of interest earned on cash and cash equivalents and the accretion of discounts to maturity for marketable securities.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities, such as our outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement. Our primary foreign currency exposure is currently the exchange rate between the Swiss franc and the U.S. dollar.
Results of Operations
The following table summarizes our results of operations for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
License and milestone revenue	$—	$—	$33,333	$—
Operating expenses:
Research and development	40,521	50,803	84,707	101,920
General and administrative	31,316	16,603	54,144	30,755
Total operating expenses	71,837	67,406	138,851	132,675
Loss from operations	(71,837)	(67,406)	(105,518)	(132,675)
Interest expense	—	3,788	—	7,581
Interest expense (related party)	2,115	—	4,299	—
Interest income	(38)	(942)	(146)	(1,708)
Other (income) expense, net	(6,718)	121	(10,287)	(584)
Loss before income taxes	(67,196)	(70,373)	(99,384)	(137,964)
Income tax (benefit) expense	(134)	195	538	508
Net loss	$(67,062)	$(70,568)	$(99,922)	$(138,472)
License and Milestone Revenue
License and milestone revenue for the six months ended September 30, 2020 was $33.3 million and represents the partial recognition of revenue associated with the $40.0 million upfront payment and a $10.0 million regulatory milestone payment under the Richter Development and Commercialization Agreement. We recognize revenue as we satisfy our combined performance obligation to Richter. There were no such amounts in the three months ended September 30, 2020 or the comparable prior year periods.

Research and Development Expenses
For the three months ended September 30, 2020 and 2019, our R&D expenses consisted of the following (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Program-specific costs:
Relugolix	$19,793	$36,233	$(16,440)
MVT-602	15	255	(240)
Unallocated costs:
Share-based compensation	3,725	3,618	107
Personnel expense	11,827	7,738	4,089
Other expense	5,161	2,959	2,202
Total R&D expenses	$40,521	$50,803	$(10,282)
For the six months ended September 30, 2020 and 2019, our R&D expenses consisted of the following (in thousands):

	Six Months Ended September 30,
	2020	2019	Change
Program-specific costs:
Relugolix	$45,686	$75,339	$(29,653)
MVT-602	239	1,075	(836)
Unallocated costs:
Share-based compensation	7,749	6,166	1,583
Personnel expense	23,663	15,050	8,613
Other expense	7,370	4,290	3,080
Total R&D expenses	$84,707	$101,920	$(17,213)
R&D expenses decreased by $10.3 million, to $40.5 million, in the three months ended September 30, 2020 compared to $50.8 million in the three months ended September 30, 2019. The decrease in R&D expenses for three months ended September 30, 2020 reflects a decrease in clinical study costs as a result of the completion and continued wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies. This decrease was partially offset primarily by increased expenses by our medical affairs organization in preparation for our anticipated commercial launches, if approved, of relugolix monotherapy tablet for men with advanced prostate cancer and relugolix combination tablet for the women’s health indications, as well as an increase in personnel expenses.
R&D expenses for the three months ended September 30, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $19.8 million, personnel expenses of $11.8 million, share-based compensation expense of $3.7 million, and other R&D costs of $5.2 million, which primarily includes contractors, consultants, and information technology costs and other unallocated nonclinical research costs.
R&D expenses in the three months ended September 30, 2019 consisted primarily of CRO, drug supply and other study and manufacturing related costs of $33.7 million, personnel expenses of $7.7 million, share-based compensation expense of $3.6 million, and other R&D costs of $5.8 million, which primarily includes contractors and consultants.
R&D expenses decreased by $17.2 million, to $84.7 million, in the six months ended September 30, 2020 compared to $101.9 million in the six months ended September 30, 2019. The decrease in R&D expenses for the six months ended September 30, 2020 reflects a decrease in clinical study costs as a result of the completion and continued wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies. This decrease was partially offset primarily by increases in expenses by our medical affairs organization in preparation for our anticipated commercial launches and personnel expenses, as well as regulatory expenses in connection with regulatory submissions for relugolix combination tablet and relugolix monotherapy tablet, including fees related to our NDA submissions for relugolix combination tablet for heavy menstrual bleeding associated with uterine fibroids and relugolix monotherapy tablet for advanced prostate cancer.

R&D expenses for the six months ended September 30, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $40.1 million, personnel expenses of $23.7 million, fees related to our NDA submissions for relugolix combination tablet for heavy menstrual bleeding associated with uterine fibroids and relugolix monotherapy tablet for advanced prostate cancer of $5.8 million, share-based compensation expense of $7.7 million, and other R&D costs of $7.4 million, which primarily includes contractors, consultants, and information technology costs and other unallocated nonclinical research costs.
R&D expenses in the six months ended September 30, 2019 consisted primarily of CRO, drug supply and other study and manufacturing related costs of $74.2 million, personnel expenses of $15.1 million, share-based compensation expense of $6.2 million, and other R&D costs of $6.5 million, which primarily include contractors and consultants.
General and Administrative Expenses
G&A expenses increased by $14.7 million, to $31.3 million, in the three months ended September 30, 2020 compared to $16.6 million in the three months ended September 30, 2019, primarily due to increases in expenses related to commercial readiness activities, personnel-related costs, and other general overhead expenses to support our organizational growth and anticipated commercial launches, if approved, of relugolix monotherapy tablet for men with advanced prostate cancer and relugolix combination tablet for the women’s health indications.
G&A expenses in the three months ended September 30, 2020 consisted primarily of commercial operations expenses of $10.0 million, personnel expenses of $8.6 million, general overhead, administrative and information technology expenses of $5.4 million, share-based compensation expense of $3.2 million, professional service fees of $2.0 million, and rent and other facilities-related costs of $0.9 million. For the three months ended September 30, 2020, G&A expenses also include $0.2 million of expense under a consulting agreement with Sumitovant and $1.1 million of expense (inclusive of third-party pass through costs billed to us) under our agreement with Sunovion. For additional information about these related party expenses, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
G&A expenses in the three months ended September 30, 2019 consisted primarily of personnel expenses of $4.5 million, commercial operations expenses of $2.6 million, share-based compensation expense of $4.3 million, general overhead, administrative and information technology expenses of $3.5 million, professional service fees of $1.1 million, and rent and other facilities-related costs of $0.6 million.
G&A expenses increased by $23.4 million, to $54.1 million, in the six months ended September 30, 2020 compared to $30.8 million in the six months ended September 30, 2019, primarily due to increases in expenses related to commercial readiness activities, personnel-related expenses, and other general overhead expenses to support our organizational growth and anticipated commercial launches of relugolix monotherapy tablet for men with advanced prostate cancer and relugolix combination tablet for the women’s health indications.
G&A expenses in the six months ended September 30, 2020 consisted primarily of personnel expenses of $16.2 million, commercial operations expenses of $15.6 million, general overhead, administrative and information technology expenses of $9.0 million, shared-based compensation expense of $7.0 million, professional service fees of $3.3 million, and rent and other facilities-related costs of $1.7 million. For the six months ended September 30, 2020, we incurred $0.3 million of expense under a consulting agreement with Sumitovant and $1.1 million of expense (inclusive of third-party pass through costs billed to us) under our agreement with Sunovion. For additional information about these related party expenses, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
G&A expenses in the six months ended September 30, 2019 consisted primarily of personnel expenses of $8.4 million, commercial operations expenses of $3.6 million, share-based compensation expense of $8.2 million, general overhead, administrative and information technology expenses of $7.0 million, professional service fees of $2.5 million, and rent and other facilities-related costs of $1.1 million.
Interest Expense
Interest expense was $2.1 million and $4.3 million in the three and six months ended September 30, 2020, respectively, related to the Sumitomo Dainippon Pharma Loan Agreement, compared to $3.8 million and $7.6 million in the three and six months ended September 30, 2019, respectively, related to our previously outstanding financing arrangements with NovaQuest and Hercules. The decrease in interest expense was driven by lower interest rates associated with the Sumitomo Dainippon Pharma Loan Agreement as compared to the previously outstanding debt obligations to NovaQuest and Hercules, which were repaid in December 2019.

Interest Income
Interest income was less than $0.1 million for the three months ended September 30, 2020, approximately $0.1 million for the six months ended September 30, 2020, and $0.9 million and $1.7 million for the three and six months ended September 30, 2019, respectively. The decreases were primarily due to decreases in interest rates and lower balances in cash equivalents and marketable securities relative to the prior year periods.
Other (Income) Expense, Net
For the three months ended September 30, 2020, we recorded a foreign exchange gain of $6.7 million, and for the three months ended September 30, 2019, we recorded a foreign exchange loss of $0.1 million. For the six months ended September 30, 2020, we recorded a foreign exchange gain of $10.3 million compared to a foreign exchange gain of $0.6 million for the six months ended September 30, 2019. The foreign exchange gains in the three and six months ended September 30, 2020 were primarily the result of foreign currency exchange gains on our outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement.
Income Tax (Benefit) Expense
Our income tax (benefit) expense was $(0.1) million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Our income tax expense was $0.5 million for both the six months ended September 30, 2020 and 2019. Our effective tax rate for the three months ended September 30, 2020 and 2019 was 0.20% and (0.28)%, respectively, and for the six months ended September 30, 2020 and 2019 was (0.54)% and (0.37)%, respectively, and are driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares and from debt financing arrangements. As of September 30, 2020, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $257.6 million, consisting of $111.3 million of cash, cash equivalents, and marketable securities and $146.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $365.9 million, consisting of $79.6 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement as of March 31, 2020. Additional funds under the Sumitomo Dainippon Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors. In October 2020, we borrowed an additional $60.0 million under the Sumitomo Dainippon Pharma Loan Agreement. On August 5, 2020, we obtained the 2020 Commitment Letter from Sumitomo Dainippon Pharma (amended September 29, 2020) pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has committed to provide us with an incremental $200.0 million, low-interest, five-year term loan commitment.
Pursuant to the Richter Development and Commercialization Agreement, we received an upfront payment of $40.0 million in March 2020, and are eligible to receive up to $40.0 million in regulatory milestones (of which $10.0 million was received in April 2020), up to $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval.
As of September 30, 2020, we had approximately $10.4 million of capacity available to us under our “at-the-market” equity offering program that we established in April 2018.
Capital Requirements
For the six months ended September 30, 2020 and 2019, we had net losses of $99.9 million and $138.5 million, respectively. As of September 30, 2020, we had an accumulated deficit of $890.9 million.
We have incurred, and expect to continue to incur, significant operating losses and negative operating cash flows as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. We have not generated any product revenue to date and do not expect to generate product revenue unless and until we obtain regulatory approval for one of our product candidates. Our operating losses and negative operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical studies, anticipated regulatory filings, pre-commercialization and commercialization efforts and our expenditures on other R&D and G&A activities.

We anticipate that our capital requirements will be significant as we:
•submit additional NDAs and other regulatory filings for our product candidates;
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
•seek regulatory approvals for relugolix monotherapy tablet for the treatment of men with advanced prostate cancer and relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids and any other product candidates that successfully complete clinical studies;
•establish a medical affairs group with a medical scientific liaison team;
•establish a sales, marketing, and distribution infrastructure and increase the scale of our external capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•service our debt obligations and associated interest payments; and
•operate as a public company.
Our primary use of cash has been to fund the development of relugolix combination therapy, relugolix monotherapy, and MVT-602. We expect our operating expenses to continue to increase over the near term as we expand our operations to continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet. In addition, we currently expect that our outstanding debt levels will increase in future periods, which will result in an increase in our quarterly interest payment obligations.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(110,576)	$(135,148)
Net cash used in investing activities	$(14,823)	$(27,692)
Net cash provided by financing activities	$143,578	$137,388
Operating Activities
For the six months ended September 30, 2020, we used $110.6 million in operating activities primarily due to our ongoing development and clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet, and the expansion of our company. This was primarily attributable to a net loss for the period of $99.9 million, a net decrease of $23.3 million in deferred revenue consisting of the recognition of $33.3 million of previously deferred revenue, partially offset by an increase in deferred revenue of $10.0 million related to a regulatory milestone payment we received from Richter in April 2020, a non-cash foreign currency transaction gain of $10.3 million primarily related to the Sumitomo Dainippon Pharma debt outstanding, and a decrease of $8.3 million in accounts payable due to the timing of vendor invoice payments. These amounts were partially offset primarily by $14.7 million of non-cash share-based compensation expense and an increase of $11.1 million in accrued expenses primarily due to increases in accrued commercial, compensation-related, and R&D expenses.
For the six months ended September 30, 2019, we used $135.1 million in operating activities primarily due to our ongoing development and clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of relugolix combination tablet and relugolix monotherapy tablet, and the expansion of our company. This was primarily attributable to a net loss for the period of $138.5 million along with a decrease of $9.2 million in accrued expenses resulting primarily from a decrease in accrued R&D expenses and accrued compensation-related expenses and a decrease of $5.2 million in accounts payable due to the timing of vendor invoice payments. These amounts were partially offset by $14.4 million of non-cash share-based compensation expense as a result of an increase in headcount, an increase of $3.1 million in deferred interest payable related to our previously outstanding debt with NovaQuest, and $1.8 million of total depreciation and amortization expense.
Investing Activities
For the six months ended September 30, 2020, we used $14.8 million in investing activities, of which $14.1 million was for the purchase of marketable securities, net of maturities, and $0.7 million was for the purchase of property and equipment.
For the six months ended September 30, 2019, we used $27.7 million in investing activities, of which $27.2 million was for the purchase of marketable securities and $0.5 million was for the purchase of property and equipment.
Financing Activities
For the six months ended September 30, 2020, $143.6 million was provided by financing activities. This was primarily due to proceeds of $140.0 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement and proceeds of $3.6 million from the exercise of stock options under our 2016 Equity Incentive Plan.

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
Contractual Obligations
During the six months ended September 30, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020, other than additional draws under the Sumitomo Dainippon Pharma Loan Agreement (see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
Recent Accounting Pronouncements
For information regarding the impact of recently adopted accounting pronouncements and the expected impact of recently issued accounting pronouncements not yet adopted on our consolidated financial statements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary Risk Factors
Our business is subject to a number of risks that our shareholders should be aware of before making a decision to invest in our common shares. These risks are more fully described below. These risks include, among others, the following:
•Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition.
•We believe our current cash, cash equivalents, marketable securities, and current borrowing capacity under our Sumitomo Dainippon Pharma Loan Agreement will not be sufficient for us to fund our anticipated level of operations until we become cash flow positive. If we fail to obtain additional capital, including from the potential additional capital we may obtain from Sumitomo Dainippon Pharma as described in its 2020 Commitment Letter to us, we will not be able to complete the development of, seek regulatory approval for, and commercialize our product candidates.
•We are required to meet certain terms and conditions to draw down funds under the Sumitomo Dainippon Pharma Loan Agreement. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Dainippon Pharma Loan Agreement. The terms of the Sumitomo Dainippon Pharma Loan Agreement place restrictions on our operating and financial flexibility.
•We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and may never achieve or maintain profitability.
•We are heavily dependent on the success of relugolix combination tablet for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy tablet for men with advanced prostate cancer, and MVT-602. If relugolix combination tablet, relugolix monotherapy tablet or MVT-602 do not receive regulatory approval or are not successfully commercialized, our business will be harmed.
•We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products.
•Clinical studies are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We cannot predict with any certainty the timing for commencement or completion of current or future clinical studies.
•We are dependent on the research and development of relugolix and MVT-602 previously conducted by Takeda, and if Takeda did not conduct this research and development in compliance with applicable requirements this could result in increased costs and delays in our development of these product candidates. Reported data or other clinical development announcements by Takeda, its partners or sublicensees, may adversely affect our clinical development plan.

•The results of our clinical studies may not support our proposed claims for our product candidates. The results of previous clinical studies may not be predictive of future results, and interim or top-line data may be subject to change or qualification based on the complete analysis of data.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals, we will not be able to commercialize relugolix combination tablet, relugolix monotherapy tablet, or MVT-602, and our ability to generate product revenue will be materially impaired.
•Relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•If we are unable to establish sales, market access, marketing, and distribution capabilities, either on our own or with third-party collaboration partners, we may not be successful in commercializing our product candidates, if approved.
•Coverage and reimbursement may not be available for our product candidates, which could make it difficult for us to sell them profitably, if approved.
•Regulatory requirements or manufacturing disruptions may make it difficult for us to be able to obtain materials or supplies necessary to conduct clinical studies or to manufacture and sell any of our product candidates, if approved.
•We are reliant on third parties to conduct, manage, and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
•If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
•If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates.
•We have agreements with Sumitovant, our majority shareholder, and with Sumitovant’s parent, Sumitomo Dainippon Pharma, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or Sumitomo Dainippon Pharma will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.
•We are a “controlled company” within the meaning of the applicable rules of the NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
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
As of September 30, 2020, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $257.6 million consisting of $111.3 million of cash, cash equivalents, and marketable securities and $146.3 million of borrowing capacity available to us under our Sumitomo Dainippon Pharma Loan Agreement for which we can draw upon on a quarterly basis subject to certain terms and conditions, including the consent of our board of directors. In October 2020, we borrowed an additional $60.0 million under this agreement. Based on our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and borrowing capacity currently available to us under the Sumitomo Dainippon Pharma Loan Agreement will be sufficient to fund our operating expenses and capital expenditure requirements at least through the end of our fiscal year ending March 31, 2021. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We anticipate that we will continue to incur net losses and negative operating cash flows for the foreseeable future.

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
On December 27, 2019, we, one of our subsidiaries and Sumitomo Dainippon Pharma entered into the Sumitomo Dainippon Pharma Loan Agreement, pursuant to which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of September 30, 2020, approximately $146.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. In October 2020, we borrowed an additional $60.0 million under this agreement. We may draw down additional funds under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Dainippon Pharma Loan Agreement. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds.
We may not be able to obtain funding through public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources.
As discussed above, our current cash, cash equivalents, marketable securities, and amounts currently available to us under the Sumitomo Dainippon Pharma Loan Agreement will not be sufficient for us to complete all necessary development and regulatory activities and commercially launch our product candidates. Accordingly, we will need to raise additional capital to fund our operations. On August 5, 2020, we obtained the 2020 Commitment Letter from Sumitomo Dainippon Pharma, as amended by a letter dated September 29, 2020, pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has agreed to negotiate with us $200.0 million in unsecured revolving commitments (the “New Credit Facility”), the proceeds of which may be used for our business operating expenditures. Such New Credit Facility would be in addition to the commitments made available to us by Sumitomo Dainippon Pharma under the existing Sumitomo

Dainippon Pharma Loan Agreement. Sumitomo Dainippon Pharma will have the discretion to require certain prepayments as Sumitomo Dainippon Pharma may request and/or to not allow us to draw down any remaining funds under the New Credit Facility, upon the occurrence of certain material business development transactions. In addition, as a condition to entering into the New Credit Facility, we are required to enter into an information sharing agreement with Sumitovant which will be on terms to be agreed between Sumitovant and us. The New Credit Facility described in the 2020 Commitment Letter will not be available to us until we negotiate and enter into a definitive agreement with Sumitomo Dainippon Pharma and the New Credit Facility becomes effective. As a result, if the conditions set forth in the 2020 Commitment Letter are not met or unexpected disagreements arise in the negotiations, that may delay or prevent the entering into an agreement and the New Credit Facility may not become effective. We cannot be certain that additional capital, including the potential additional capital Sumitomo Dainippon Pharma may provide to us as set forth in the 2020 Commitment Letter will be available to us on acceptable terms, or at all.
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
Risks Related to Our Business Operations
We are heavily dependent on the success of relugolix combination tablet for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy tablet for men with advanced prostate cancer, and MVT-602. If relugolix combination tablet, relugolix monotherapy tablet or MVT-602 do not receive regulatory approval or are not successfully commercialized, our business will be harmed.
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
Obtaining approval of an NDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates. The process of responding to the FDA information requests in the review process, potentially preparing for and appearing at a public advisory committee and preparing our manufacturers and investigators to successfully complete inspections by the FDA during the approval process requires significant human and financial resources. Despite efforts at compliance, from time to time, we or our partners may receive notices of manufacturing, quality-related, or other observations following inspections by regulatory authorities, as well as official agency correspondence regarding compliance. For example, in June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (the “Hikari Facility”). The Hikari Facility is one of two contract manufacturing organizations (“CMOs”) included in our regulatory filings for the manufacture of relugolix drug substance (“API”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished pharmaceuticals. Although API manufacturing was not included in the scope of the FDA’s inspection that led to the warning letter, the Hikari Facility is classified under one FDA Establishment Identifier and the facility has a common quality system. We now plan to procure the commercial relugolix drug substance needed for our anticipated U.S. launch in advanced prostate cancer solely from Excella GmbH & Co. KG (“Excella”), the second source contract manufacturing organization included in our initial regulatory filings, pursuant to the Commercial Manufacturing and Supply Agreement we have with Excella. Due to the warning letter, we have removed the Hikari Facility as a manufacturing site from our NDA submission for prostate cancer and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for our anticipated launches, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation, or other reasons, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
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
•initiate and continue relationships with third-party manufacturers and have adequate commercial quantities of our product candidates manufactured at acceptable cost and quality levels, including maintaining cGMP and Quality Systems Regulation standards required by various regulatory agencies;
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
We may not be successful in our efforts to identify and acquire or in-license additional product candidates, which may limit our growth potential.
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
We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products.
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
In June 2020, Takeda received a warning letter from the FDA which indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following its routine inspection of aseptic finished pharmaceuticals manufacturing at Takeda’s Hikari Facility. We initially listed both Takeda and Excella as CMOs in our regulatory filings for the manufacture of relugolix drug substance. We now plan to procure the commercial relugolix drug substance needed for our anticipated U.S. launch in advanced prostate cancer solely from Excella. We have removed the Hikari Facility as a manufacturing site from our NDA submission for prostate cancer and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for our anticipated launches, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation, or other reasons, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected.
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
•delay or inability to manufacture relugolix monotherapy tablet or relugolix combination tablet;
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
The majority of our employees are located in the U.S., primarily in the San Francisco Bay Area, with the rest of our employees located across the U.S. and in Switzerland. Our employees have been subject to “shelter-in-place” orders resulting from the COVID-19 pandemic that require our employees to work from home with limited exceptions. Our business may be negatively impacted from having all employees working remotely. For example, employees may be less efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. In addition, we rely on third parties in the U.S. and in various parts of the world to assist in the conduct of our clinical studies and to supply us with sufficient drug supplies. Our ability to ensure continuous clinical drug supply to patients and our ability to ensure continuous patient follow up and data monitoring for our ongoing clinical studies may be adversely impacted. Likewise, while we currently expect that the drug supply we have on hand is sufficient to support our ongoing clinical studies and anticipated commercial launches, our supply chain for raw materials, drug substance and drug product is worldwide, and the continued spread of the coronavirus and the duration of its impact on the ability of our suppliers to operate could negatively impact our manufacturing supply chain for relugolix combination tablet and relugolix monotherapy tablet. If disruptions to our supply chain persist for an extended period of time, our clinical study timelines, our financial condition and our results of operations may be negatively impacted.
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
On January 31, 2020, the U.K. withdrew from the EU. The U.K.’s withdrawal from the EU is commonly referred to as Brexit. Under the withdrawal agreement between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules will continue to apply. During the Transition Period, negotiations between the U.K. and the EU are expected to continue in relation to the future customs and trading relationship between the U.K. and the EU following the expiration of the Transition Period. Under the formal withdrawal arrangements between the U.K. and the EU, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the U.K. and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.
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
We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.
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
We have implemented and continue to optimize a company-wide enterprise resource planning (“ERP”) system pertaining to certain business, operational, and finance processes and to ensure our operations are adequately scalable in support of our anticipated commercial launches. ERP implementations are complex and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. The implementation and optimization of the ERP system has required, and will continue to require, the investment of significant financial and human resources.
Any disruptions, delays, or deficiencies in the design or the ongoing maintenance and optimization of the ERP system could adversely affect our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected and could cause us to fail to comply with SEC obligations related to our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business following the implementation or optimization of the ERP system, our business and results of operations could be harmed.
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
Any product candidate will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or any other potential future product candidates, which may delay the approval of an NDA or similar application. The clinical study process is also very time-consuming. The commencement and completion of clinical studies may be delayed by several factors, including:
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
Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We, the FDA or an institutional review board or other regulatory authority may suspend our clinical studies at any time if it appears that we or our collaborators are failing to conduct a clinical study in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practices (“cGCP”) or cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application or other submissions or the manner in which the clinical studies are conducted. In addition, product candidates in later stages of clinical development may fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Results from clinical studies may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Therefore, we cannot predict with any certainty the timing for commencement or completion of current or future clinical studies. If we experience delays in the commencement or completion of our clinical studies, or if we terminate a clinical study prior to completion, the commercial prospects of any product candidates could be harmed, and our ability to generate product revenue from any product candidates may be delayed. In addition, any delays in our clinical studies could increase our costs, cause a decline in our common share price, slow down the regulatory approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical studies on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical studies. Enrollment in our clinical studies may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the study protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical studies will not comply with the protocol or will drop out of the studies before completion. In addition, unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical studies, could delay the commencement or rate of completion of our clinical studies. Furthermore, any negative results we or Takeda may report in clinical studies of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical studies of that same product candidate. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment, enrollment, or retention in our clinical studies. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical studies, delaying or potentially preventing us from completing clinical studies. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.
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
Reported data or other clinical development announcements by Takeda, its partners or sublicensees, may adversely affect our clinical development plan.
Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. Favorable announcements by Takeda do not guarantee that the results of our clinical studies will also be favorable as the designs of our clinical studies differ from those of Takeda. Further, if clinical study or post-marketing adverse events regarding Relumina® are reported, or subsequent announcements by Takeda, its partners or sublicensees regarding relugolix are unfavorable, it could negatively impact our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of FDA’s (or other regulatory authority) evaluation. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
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
The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Obtaining approval of an NDA from the FDA or a regulatory approval from a regulatory authority outside the U.S. is an expensive process. The submission of NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. We may incur additional costs in the fiscal year 2020 with the anticipated regulatory submissions, including the fees associated with NDA and foreign equivalent submissions.
Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of relugolix combination tablet, relugolix monotherapy tablet, and MVT-602 for the specified indication. The process of responding to the FDA information requests in the review process and preparing for and appearing at a public advisory committee, if required, will require significant human and financial resources. If the information from our completed clinical studies are insufficient to support regulatory approvals, we may have to complete ongoing or additional clinical studies. For example, GnRH receptor antagonists, like relugolix, when taken alone, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flash or vasomotor symptoms, may be mitigated by the co-administration of relugolix in combination with low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy has been to formulate a single-tablet fixed-dose combination of relugolix with low-dose estradiol and a progestin (relugolix combination tablet) to maintain bone health and mitigate side effects of a low-estrogen state such as vasomotor symptoms, and to facilitate patient convenience and compliance. If the FDA concludes that the data from these studies are insufficient to support regulatory approvals, we may be required to conduct further studies and we could face delays and increased expenses associated with our development programs and our commercial opportunity could be limited. If we are not able to obtain required regulatory approvals for relugolix combination tablet or if our competitors obtain regulatory approval of a fixed-dose combination with hormonal therapy before we do, we would be at a competitive disadvantage and this could limit our commercial opportunity.
We rely on third-party CROs and consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approvals or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue. Also, see the Risk Factor titled “We are heavily dependent on the success of relugolix combination tablet for our women’s health indications of uterine fibroids and endometriosis, relugolix monotherapy tablet for men with advanced prostate cancer, and MVT-602. If relugolix combination tablet, relugolix monotherapy tablet or MVT-602 do not receive regulatory approval or are not successfully commercialized, our business will be harmed.” In addition, any adverse developments with respect to our CMOs, including adverse findings during inspections such as occurred with the Hikari Facility, or delays related to the COVID-19 pandemic may also ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue.
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
Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA does not regulate the behavior of physicians in their choice of treatments and physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. However, regulatory authorities, including the FDA, impose stringent restrictions on manufacturers’ communications regarding off-label use of their products, and if regulatory authorities believe that we are in violation of these restrictions, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S., and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorney Generals and other foreign regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.

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
If we are unable to establish or maintain adequate sales, market access, marketing and distribution capabilities, either on our own or in collaboration with third parties, our product launch will be delayed and we will not be successful in commercializing our product candidates and may not become profitable. We will be competing with companies that currently have extensive and well-funded marketing and sales operations. Without sufficient support from an internal team or from third-party collaboration partners to perform these functions, we may be unable to compete successfully against these more established companies.
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
In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, President Trump previously released a “Blueprint”

to lower drug prices and reduce out of pocket costs of drugs, that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Coverage and reimbursement may not be available for our product candidates, which could make it difficult for us to sell them profitably, if approved.
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
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if those suppliers are not approved or the qualification of a new supplier is required. For example, the receipt by Takeda of the warning letter described in the risk factor titled “We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products” has caused us to rely on our Commercial Manufacturing and Supply Agreement with Excella to a greater extent than we had intended, and may require us to remove the Hikari Facility from our regulatory filings until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with cGMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities both prior to and following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations, issue import restrictions or other cGMP or regulatory action that could affect our ability to obtain materials from such supplier. If the manufacturing operations of any single suppliers for any of our products are adversely affected or suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of materials from our suppliers was interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical studies. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake or a pandemic, equipment failure, or other difficulty, may negatively impact our development and commercialization efforts. If we were to encounter any of these difficulties, our ability to provide our products, if approved, and product candidates to patients would be jeopardized.
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
Risks Related to Our Being a Controlled Company
We have agreements with Sumitovant, our majority shareholder, and with Sumitovant’s parent, Sumitomo Dainippon Pharma, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or Sumitomo Dainippon Pharma will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Dainippon Pharma, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to a loan agreement with Sumitomo Dainippon Pharma that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. We are also a party to the 2020 Commitment Letter with Sumitomo Dainippon Pharma pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has agreed to negotiate with us $200.0 million in unsecured revolving commitments to us. In addition, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Dainippon Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Dainippon Pharma, such as the ability of Sumitomo Dainippon Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and provide Sumitomo Dainippon Pharma with certain information and give them access to certain of our records. We also entered into a consulting agreement with Sumitovant pursuant to which Sumitovant provides consulting services to us to support us in commercial planning, commercial launch activities and implementation, pursuant to which Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of our board of directors, provides services to us on behalf of Sumitovant. We may enter into additional agreements with Sumitovant or Sumitomo Dainippon Pharma in the future. Sumitovant and Sumitomo Dainippon Pharma may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Dainippon Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee comprised of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant and Sumitomo Dainippon Pharma may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Dainippon Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of our product candidates.

We are a “controlled company” within the meaning of the applicable rules of the NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
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
Risks Related to Us and Our Shareholders Related to Our Being a Foreign Corporation
We are an exempted company limited by shares incorporated under the laws of Bermuda and it may be difficult for our shareholders to enforce judgments against us or our directors and executive officers.
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
General Risk Factors
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
•adverse developments or perceived adverse developments with respect to our third-party vendors on which we rely, including CMOs and CROs;
•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial projections we may provide to the public;
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
•short sales of our common shares;
•sales or purchases of a substantial number of our common shares in the public market, by any of our significant shareholders, or the perception in the market that the holders of a large number of our common shares intend to sell or purchase common shares;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3	Fifth Amended and Restated Bye-laws.	10-Q	001-37929	3.3	02/10/2020
10.1†*	Market Access Services Agreement, dated as of August 1, 2020, by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH.
10.2†*	Commercial Manufacturing and Supply Agreement, dated April 4, 2019, by and between Excella GmbH & Co. KG and Myovant Sciences GmbH.
10.3†*	Commitment Letter, dated August 5, 2020, by and between Sumitomo Dainippon Pharma Co., Ltd. and the Registrant.
10.4†*	Commitment Letter Amendment Letter, dated September 29, 2020, by and between Sumitomo Dainippon Pharma Co., Ltd. and the Registrant.
10.5†	2020 Inducement Plan.
10.6†	Form of Option Grant Notice and Option Agreement under 2020 Inducement Plan.
10.7†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Inducement Plan.
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
† Filed herewith.
†† Furnished herewith.
* Portions of this exhibit have been omitted from this exhibit (indicated by asterisks) as such portions are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.
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

Date: November 12, 2020