Form 10-Q
period 2020-12-31
Myovant Sciences Ltd.
filed 2021-02-11
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on February 8, 2021, was 90,799,425.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$713,523	$76,644
Marketable securities	32,324	2,997
Prepaid expenses and other current assets	8,180	8,269
Total current assets	754,027	87,910
Property and equipment, net	2,847	2,497
Operating lease right-of-use asset	10,045	11,146
Other assets	7,295	4,373
Total assets	$774,214	$105,926
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$12,357	$15,334
Interest payable (related party)	—	15
Accrued expenses	44,377	29,060
Deferred revenue	100,564	40,000
Cost share advance from collaboration partner	92,415	—
Operating lease liability	1,731	1,516
Amounts due to related parties	628	—
Total current liabilities	252,072	85,925
Deferred revenue, non-current	418,344	—
Cost share advance from collaboration partner, non-current	46,424	—
Long-term operating lease liability	9,669	10,996
Long-term debt, less current maturities (related party)	313,700	113,700
Other	4,662	3,582
Total liabilities	1,044,871	214,203
Commitments and contingencies (Note 11)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 90,870,042 and 89,833,998 issued and outstanding at December 31, 2020 and March 31, 2020, respectively	2	2
Additional paid-in capital	711,411	684,381
Accumulated other comprehensive loss	(17,285)	(1,646)
Accumulated deficit	(964,785)	(791,014)
Total shareholders’ deficit	(270,657)	(108,277)
Total liabilities and shareholders’ deficit	$774,214	$105,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Collaboration revenue	$1,379	$—	$1,379	$—
License and milestone revenue	—	—	33,333	—
Total revenues	1,379	—	34,712	—
Operating expenses:
Research and development	30,453	48,927	115,160	150,847
Selling, general and administrative (1)	49,243	29,142	103,387	59,897
Total operating expenses	79,696	78,069	218,547	210,744
Loss from operations	(78,317)	(78,069)	(183,835)	(210,744)
Interest expense (2)	2,609	3,657	6,908	11,238
Loss on extinguishment of debt	—	4,851	—	4,851
Interest income	(32)	(597)	(178)	(2,305)
Other income, net	(5,891)	(567)	(16,178)	(1,151)
Loss before income taxes	(75,003)	(85,413)	(174,387)	(223,377)
Income tax (benefit) expense	(1,154)	191	(616)	699
Net loss	$(73,849)	$(85,604)	$(173,771)	$(224,076)
Net loss per common share — basic and diluted	$(0.82)	$(0.96)	$(1.94)	$(2.64)
Weighted average common shares outstanding — basic and diluted	90,096,557	88,893,579	89,715,160	84,750,114
(1) Includes $1,671 and $3,076 of expense (inclusive of third-party pass-through costs) for the three and nine months ended December 31, 2020, respectively, pursuant to the terms of the Company’s agreements with Sumitovant Biopharma Ltd. and Sunovion Pharmaceuticals Inc. (see Note 5).
(2) Includes $2,569 and $6,868 of interest expense from related-party long-term debt with Sumitomo Dainippon Pharma for the three and nine months ended December 31, 2020, respectively, and $16 for both the three and nine months ended December 31, 2019. (see Note 5(A)).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(73,849)	$(85,604)	$(173,771)	$(224,076)
Other comprehensive loss:
Foreign currency translation adjustment	(5,745)	(792)	(15,639)	(1,330)
Total other comprehensive loss	(5,745)	(792)	(15,639)	(1,330)
Comprehensive loss	$(79,594)	$(86,396)	$(189,410)	$(225,406)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2020	89,833,998	$2	$684,381	$(1,646)	$(791,014)	$(108,277)
Share-based compensation expense	—	—	7,812	—	—	7,812
Issuance of shares upon exercise of stock options and vesting of restricted stock units	303,014	—	2,190	—	—	2,190
Foreign currency translation adjustment	—	—	—	(3,475)	—	(3,475)
Net loss	—	—	—	—	(32,860)	(32,860)
Balance at June 30, 2020	90,137,012	2	694,383	(5,121)	(823,874)	(134,610)
Share-based compensation expense	—	—	6,924	—	—	6,924
Issuance of shares upon exercise of stock options and vesting of restricted stock units and performance share units	443,991	—	1,388	—	—	1,388
Foreign currency translation adjustment	—	—	—	(6,419)	—	(6,419)
Net loss	—	—	—	—	(67,062)	(67,062)
Balance at September 30, 2020	90,581,003	2	702,695	(11,540)	(890,936)	(199,779)
Share-based compensation expense	—	—	7,010	—	—	7,010
Issuance of shares upon exercise of stock options and vesting of restricted stock units and performance share units	289,039	—	1,706	—	—	1,706
Foreign currency translation adjustment	—	—	—	(5,745)	—	(5,745)
Net loss	—	—	—	—	(73,849)	(73,849)
Balance at December 31, 2020	90,870,042	$2	$711,411	$(17,285)	$(964,785)	$(270,657)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2019	72,057,490	$1	$505,851	$507	$(502,025)	$4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,229	17,424,243	1	134,537	—	—	134,538
Share-based compensation expense	—	—	6,410	—	—	6,410
Capital contribution from former controlling shareholder — share-based compensation	—	—	42	—	—	42
Capital contribution from former controlling shareholder	—	—	106	—	—	106
Foreign currency translation adjustment	—	—	—	(819)	—	(819)
Issuance of shares upon exercise of stock options and vesting of restricted stock units	34,399	—	314	—	—	314
Net loss	—	—	—	—	(67,904)	(67,904)
Balance at June 30, 2019	89,622,626	2	649,806	(312)	(569,929)	79,567
Public equity offering, additional offering costs	—	—	(80)	—	—	(80)
Share-based compensation expense	—	—	7,879	—	—	7,879
Capital contribution from former controlling shareholder — share-based compensation	—	—	52	—	—	52
Capital contribution from former controlling shareholder	—	—	123	—	—	123
Foreign currency translation adjustment	—	—	—	281	—	281
Issuance of shares upon vesting of restricted stock units	938	—	—	—	—	—
Net loss	—	—	—	—	(70,568)	(70,568)
Balance at September 30, 2019	89,623,564	2	657,780	(31)	(640,497)	17,254
Share-based compensation expense	—	—	19,740	—	—	19,740
Capital contribution from former majority shareholder — share-based compensation	—	—	55	—	—	55
Capital contribution from former majority shareholder	—	—	105	—	—	105
Foreign currency translation adjustment	—	—	—	(792)	—	(792)
Issuance of shares upon exercise of stock options and vesting of PSUs and RSUs	164,090	—	354	—	—	354
Net loss	—	—	—	—	(85,604)	(85,604)
Balance at December 31, 2019	89,787,654	$2	$678,034	$(823)	$(726,101)	$(48,888)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(173,771)	$(224,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	21,746	34,178
Depreciation and amortization (1)	1,787	1,236
Non-cash interest expense (2)	40	1,486
Loss on extinguishment of debt	—	4,851
Foreign currency transaction gain	(16,178)	(1,151)
Other	538	(23)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	89	(1,892)
Income tax receivable	—	524
Other assets	(1,309)	(272)
Accounts payable	(2,977)	(4,402)
Interest payable	—	(1,077)
Interest payable (related party)	(15)	16
Accrued expenses	15,317	(8,521)
Deferred revenue	478,908	—
Cost share advance from collaboration partner	138,800	—
Operating lease liabilities	(1,112)	(547)
Deferred interest payable	—	(2,273)
Amounts due to related parties	628	—
Other liabilities	1,080	—
Net cash provided by (used in) operating activities	463,571	(201,943)
Cash flows from investing activities:
Purchases of marketable securities	(47,562)	(32,076)
Maturities of marketable securities	18,235	16,440
Purchases of property and equipment	(1,036)	(824)
Net cash used in investing activities	(30,363)	(16,460)
Cash flows from financing activities:
Proceeds from issuance of common shares in “at-the-market” equity offering, net of issuance costs paid	—	2,546
Proceeds from issuance of common shares in public equity offering, net of issuance costs	—	134,458
Proceeds from related party debt financing	200,000	113,700
Proceeds from stock option exercises	5,284	667
Payments on third party debt financings and redemption fees	—	(105,420)
Payment of annual debt administration fee to NovaQuest	—	(300)
Net cash provided by financing activities	205,284	145,651
Net change in cash, cash equivalents and restricted cash	638,492	(72,752)
Cash, cash equivalents and restricted cash, beginning of period	78,018	157,199
Cash, cash equivalents and restricted cash, end of period	$716,510	$84,447
(1) Includes amortization of operating lease right-of-use assets.
(2) Includes imputed interest on cost share advance from collaboration partner for the nine months ended December 31, 2020 and amortization of debt discount and issuance costs for the nine months ended December 31, 2019.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a healthcare company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. The Company’s lead product candidate, relugolix, is a once-daily, oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist. Relugolix (120 mg) is approved by the U.S. Food and Drug Administration (“FDA”) as ORGOVYXTM (relugolix) for adult patients with advanced prostate cancer. Relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) is under regulatory review in the U.S. and Europe for women with uterine fibroids and is under development for women with endometriosis. The Company is also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as part of assisted reproduction.
Since its inception, the Company has devoted substantially all of its efforts to identifying and in-licensing its product candidates, organizing and staffing the Company, raising capital, preparing for and advancing the clinical development of its product candidates, and preparing for potential regulatory approvals and commercialization of its product candidates.
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of December 31, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.5%, of the Company’s outstanding common shares.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 18, 2020. The unaudited consolidated balance sheet at March 31, 2020 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021, for any other interim period or for any other future year. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 18, 2020, except for the accounting for collaboration arrangements as described below.
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
(B) Liquidity and Capital Resources
Since the Company’s inception, it has funded its operations primarily from the issuance and sale of its common shares, from debt financing arrangements, and more recently from upfront and milestone payments received from Gedeon Richter Plc. (“Richter”) and Pfizer Inc. (“Pfizer”). As of December 31, 2020, the Company had approximately $745.8 million in cash, cash equivalents, and marketable securities. The Company currently believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.
In future periods, if the Company’s cash, cash equivalents, marketable securities, and amounts that it expects to generate from product sales and/or third-party collaboration payments are not sufficient to enable the Company to fund its operations, the

Company may need to raise additional funds in the form of equity, debt, or from other sources. There can be no assurances that such funding sources will be available at terms acceptable to the Company, or at all. If the Company has insufficient funding to meet its working capital needs, it could be required to delay, limit, reduce, or terminate its drug development programs, commercialization efforts, and/or limit or cease operations.
As of December 31, 2020, the Company has approximately $86.3 million of borrowing capacity available to it under the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A)) and is also eligible to receive up to $3.7 billion and $137.5 million of additional milestone payments from Pfizer and Richter pursuant to the Pfizer Collaboration and License Agreement (see Note 10(B)) and the Richter Development and Commercialization Agreement (see Note 10(A)), respectively, as well as potential royalty payments on net sales under each agreement.
(C) Use of Estimates
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
(D) Risks and Uncertainties
The Company is subject to risks and uncertainties common to companies in the biotechnology and pharmaceutical industries, including, but not limited to, risks of failure or unsatisfactory results of nonclinical and clinical studies, the need for significant capital to fund the development of its product candidates and the commercialization of any product candidates that may obtain marketing approval, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of any of its product candidates that obtain regulatory approval, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, ability to transition from pilot-scale manufacturing to large-scale production of products, and dependence on third-party service providers such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and third-party logistics providers.
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Through February 11, 2021, the date of issuance of this Quarterly Report on Form 10-Q, the Company’s results of operations and cash flows have not been significantly impacted by the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments, and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of February 11, 2021.
(E) Net Loss per Common Share
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

As of December 31, 2020, and 2019, potentially dilutive securities were as follows:

	December 31,
	2020	2019
Stock options	8,221,197	7,744,257
Restricted stock awards (unvested)	564,111	705,137
Restricted stock units (unvested)	3,091,478	683,729
Performance stock units (unvested)	700,204	299,870
Warrants	73,710	73,710
Total	12,650,700	9,506,703
(F) Cash, Cash Equivalents, and Restricted Cash
Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash and consists of the following (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$713,523	$83,073
Restricted cash (1)	2,987	1,374
Total cash, cash equivalents and restricted cash	$716,510	$84,447
(1) Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use and are included in other assets on the unaudited condensed consolidated balance sheets.
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
The Company’s financial instruments include cash, cash equivalents, marketable securities, accounts payable, amounts due to related parties, debt obligations, and cost share advance from collaboration partner. Cash, cash equivalents, accounts payable, and amounts due to related parties are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Marketable securities and cost share advance from collaboration partner are recorded at their estimated fair value and are included in Level 2 of the fair value hierarchy.
(I) License and Collaboration Revenue
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company was required to adopt ASC 606 on April 1, 2018. As the Company did not have any effective contracts within the scope of this guidance prior to April 1, 2018, ASC 606 had no impact on the Company's consolidated financial statements and related disclosures upon adoption. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, to determine whether such arrangements involve joint operating activities performed by the parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple units of account, the Company first determines which units of account of the collaboration are deemed to be within the scope of ASC 808 and those that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606.
While ASC 808 defines collaboration arrangements and provides guidance on income statement presentation, classification, and disclosures related to such arrangements, it does not address recognition and measurement matters, such as (1) determining the appropriate unit of account or (2) when the recognition criteria are met. Therefore, the accounting for these arrangements is either based on an analogy to other accounting literature, such as ASC 606, or an accounting policy election by management. For units of account within collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate revenue recognition method is determined and applied consistently.
For units of account under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation.
For units of account under ASC 606, the Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail below.
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
•Royalties and sales-based milestone payments: For arrangements that include sales-based royalties, including sales-based milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
(J) Change in Functional Currency
Prior to December 1, 2020, the functional currency of the Company’s wholly-owned subsidiary in Switzerland, Myovant Sciences GmbH (“MSG”), was the local currency where the subsidiary is located, the Swiss franc. Transactions in foreign currencies were translated to the functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses were recognized in other (income) expense, net in the consolidated statements of operations. The results of operations of MSG were translated to U.S. dollar, the Company’s reporting currency, at the average rates of exchange during the period. The cumulative effect of these exchange rate adjustments was included in a separate component of other comprehensive income (loss) in the consolidated balance sheets.
Effective December 1, 2020, as a result of significant changes in economic facts and circumstances in the operations of MSG, the functional currency of MSG was changed from the Swiss franc to the U.S. dollar. The change in the functional currency is accounted for prospectively from December 1, 2020. Therefore, any gains or losses that were previously recorded in accumulated other comprehensive income (loss) remain unchanged.
(K) Recently Adopted Accounting Standards
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
(L) Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022. As of December 31, 2020, the Company has not modified its contract that will be impacted by reference rate reform. The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial statements and related disclosures when its contract impacted by reference rate reform is modified.
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

Note 3—Investments and Fair Value Measurements
Fair Value Measurements
The following table summarizes the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2020
Money market funds (1)	$3	$—	$—	$3
Commercial paper (2)	—	65,501	—	65,501
Municipal bonds (3)	—	4,499	—	4,499
Total assets	$3	$70,000	$—	$70,003

As of March 31, 2020
Money market funds (1)	$11,348	$—	$—	$11,348
Commercial paper (4)	—	7,042	—	7,042
Total assets	$11,348	$7,042	$—	$18,390

(1) Included in cash and cash equivalents.
(2) Includes $37.7 million in cash and cash equivalents and $27.8 million in marketable securities.
(3) Included in marketable securities.
(4) Includes $4.0 million in cash and cash equivalents and $3.0 million in marketable securities.
There were no liabilities measured at fair value on a recurring basis as of December 31, 2020 or March 31, 2020. During the three months ended December 31, 2020, the Company recorded the cost share advance from collaboration partner at its estimated fair value of $138.8 million as of the transaction date, which is included in level 2 of the fair value hierarchy. As discussed in Note 10(B), the cost share advance from collaboration partner has been discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance is expected to be utilized. There were no nonrecurring fair value liabilities as of March 31, 2020.
Note 4—Accrued Expenses
As of December 31, 2020, and March 31, 2020, accrued expenses consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Accrued R&D expenses	$19,294	$15,500
Accrued compensation-related expenses	13,016	9,309
Accrued commercial expenses	7,889	818
Accrued professional service fees	1,334	1,126
Accrued other expenses	2,844	2,307
Total accrued expenses	$44,377	$29,060

Note 5—Related Party Transactions
(A) Sumitomo Dainippon Pharma Co., Ltd.
On December 27, 2019, the Company’s former controlling shareholder, Roivant Sciences Ltd. (“Roivant”), completed a transaction (the “Sumitomo-Roivant Transaction”) in which all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma, resulting in Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, owning 45,008,604, or approximately 50.2%, of the Company’s outstanding common shares on December 27, 2019. As of December 31, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.5%, of the Company’s outstanding common shares.
Sumitomo Dainippon Pharma Loan Agreement
On December 27, 2019, the Company and its subsidiary, MSG, entered into a Loan Agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”). Pursuant to the Sumitomo Dainippon Pharma Loan Agreement, Sumitomo Dainippon Pharma agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. On December 30, 2019, the Company borrowed an initial amount of $113.7 million under the Sumitomo Dainippon Pharma Loan Agreement, the proceeds of which were used to repay all outstanding obligations of the Company to NovaQuest Capital Management (“NovaQuest”) and Hercules Capital, Inc. (“Hercules”) and to satisfy certain other fees and expenses. Additional funds may be drawn down by the Company once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to the Company, in which case the Company would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Dainippon Pharma Loan Agreement. Loans under the Sumitomo Dainippon Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
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
As of December 31, 2020, approximately $86.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement, and the outstanding loan balance of $313.7 million is classified as a long-term liability on the accompanying unaudited condensed consolidated balance sheets under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was $2.6 million and $6.9 million for the three and nine months ended December 31, 2020, respectively, and is included in interest expense in the accompanying unaudited condensed consolidated statements of operations. Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was less than $0.1 million for both the three and nine months ended December 31, 2019.

Sumitomo Dainippon Pharma Loan Commitment
On August 5, 2020, the Company obtained a debt commitment letter from Sumitomo Dainippon Pharma, as amended by a letter dated September 29, 2020, and then further amended by a letter dated December 22, 2020 (the “2020 Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma committed to enter into a new $200.0 million unsecured, low-interest, five-year term loan facility. The 2020 Commitment Letter expires in March 2021.
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
(B) Sumitovant
On May 18, 2020, the Company and Sumitovant entered into a consulting agreement, as amended on November 9, 2020, pursuant to which Sumitovant provides consulting services to the Company to support the Company in commercial planning, commercial launch activities and implementation. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of the Company’s board of directors, provides services to the Company on behalf of Sumitovant under this agreement. For the three and nine months ended December 31, 2020, the Company incurred $0.2 million and $0.5 million, respectively, of expense under this consulting agreement, which is included in selling, general and administrative (“SG&A”) expenses in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2020, the Company’s outstanding obligation pursuant to the consulting agreement is $0.1 million and is included in amounts due to related parties on the accompanying unaudited condensed consolidated balance sheet.
(C) Sunovion Pharmaceuticals Inc.
Market Access Services Agreement
On August 1, 2020, the Company’s subsidiary, MSG, entered into the Market Access Services Agreement, as amended, with Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma. Pursuant to the Market Access Services Agreement, among other things, Sunovion agreed to provide to MSG certain market access services with respect to the distribution and sale of ORGOVYX (“Prostate Cancer Product”) and relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) (“Women’s Health Product,” and collectively with Prostate Cancer Product, the “Products”, and each a “Product”), including, among other things: (i) adding the Products to Sunovion’s agreements with its third party logistics providers; (ii) adding the Women’s Health Product to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks and negotiating rates for the Products with certain market access customers; (iii) providing order-to-cash services; (iv) providing certain employees to provide market access account director services; (v) performing activities required in connection with supporting and maintaining contracts between the Company and market access customers for the coverage, purchase, or dispensing of the Products; (vi) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to the Products; (vii) providing MSG with price reporting metrics and other information required to allow the Company to comply with applicable government price reporting requirements; (viii) coordinating with MSG and any applicable wholesalers and distributors to address any recalls, investigations, or product holds; (ix) configuring, or causing to be configured, the appropriate software systems to enable Sunovion to perform its obligations under the Market Access Services Agreement; and (x) providing training and certain other ancillary support services to facilitate the foregoing. Pursuant to this agreement, Sunovion will also provide certain services to the Company to enable the Company to comply with its obligations under the State Transparency Laws.
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
As consideration for the services, MSG has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees. As of December 31, 2020, this escrow fund is included in restricted cash under the caption other assets on the accompanying unaudited condensed consolidated balance sheet. For the three and nine months ended December 31, 2020, the Company incurred $1.4 million and $2.5 million, respectively, of expense under this agreement (inclusive of third-party pass-through costs billed to the Company), which is included in SG&A expense in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2020, the Company’s outstanding obligation pursuant to this agreement is $0.6 million and is included in amounts due to related parties on the accompanying unaudited condensed consolidated balance sheet.
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
(D) Roivant Sciences Ltd.
As a result of the closing of the Sumitomo-Roivant Transaction described above, on December 27, 2019 all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company. On December 27, 2019, the then existing Information Sharing and Cooperation Agreement between the Company and Roivant, the then existing Services Agreements between the Company and certain of its subsidiaries and Roivant and certain of its subsidiaries, and the then existing Option Agreement between the Company and Roivant were terminated. For three and nine months ended December 31, 2019, the Company paid or reimbursed Roivant approximately $0.2 million and $0.6 million, respectively, under the terms of the then existing Services Agreements. In addition, the Company recorded share-based compensation expense allocated from Roivant of $0.1 million and $0.2 million for the three and nine months ended December 31, 2019, respectively. No amounts were incurred during the three and nine months ended December 31, 2020.

Roivant purchased 2,424,242 of the Company’s common shares in the Company’s June 4, 2019 underwritten public equity offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million (see Note 8).
Note 6—Extinguishment of Debt
The Company used the initial $113.7 million of proceeds from the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A)) to repay all outstanding obligations with Hercules and NovaQuest and to satisfy certain other fees and expenses. The repayments resulted in a loss on extinguishment of debt of $4.9 million, which is included under the caption loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2019. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the debt and the amounts paid to retire the debt.
Note 7—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended December 31, 2020 and 2019 was 1.54% and (0.22)%, respectively. The Company’s effective tax rate for the nine months ended December 31, 2020 and 2019 was 0.35% and (0.31)%, respectively. The Company’s effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determining of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the period that the adjustment is determined to be required.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of December 31, 2020, the Company has deferred $1.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The current portion of the deferred payroll tax liability of $0.9 million is included in accrued expenses and the non-current portion of the deferred payroll tax liability of $0.9 million is included in other liabilities on the accompanying unaudited condensed consolidated balance sheet.
Note 8—Shareholders’ Deficit
(A) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent. During the nine months ended December 31, 2019, the Company issued and sold 106,494 of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 per common share for aggregate net proceeds to the Company of approximately $2.5 million after deducting underwriting commissions paid by the Company. No shares were sold under the Sales Agreement during the three and nine months ended December 31, 2020 and the three months ended December 31, 2019. As of December 31, 2020, the Company had approximately $10.4 million of capacity available to it under its “at-the-market” equity offering program (the “ATM Program”). Given the Company’s financial position of approximately $745.8 million of cash, cash equivalents, and marketable securities as of December 31, 2020, it currently does not expect to sell additional common shares pursuant to this ATM Program prior to its scheduled expiration in March 2021.

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
Note 9—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2020 Inducement Plan and the Myovant Sciences Ltd. 2016 Equity Incentive Plan (collectively, the “Equity Plans”).
(A) 2020 Inducement Plan
In November 2020, the compensation committee of the Company’s board of directors adopted the Myovant Sciences Ltd. 2020 Inducement Plan (the “2020 Inducement Plan”), which, subject to the adjustment provisions thereof, reserved 1.0 million shares of the Company’s common shares for issuance. The 2020 Inducement Plan was adopted without shareholder approval pursuant to the Listed Company Manual Rule 303A.08 (“Rule 303A.08”) of the New York Stock Exchange (the “NYSE”). The 2020 Inducement Plan provides for the grant of restricted stock units and non-qualified stock options, and contains terms and conditions intended to comply with the inducement award exception under the NYSE rules. In accordance with Rule 303A.08, awards under the 2020 Inducement Plan may only be made to individuals not previously employees of the Company, or being rehired following a bona fide period of interruption of employment, as an inducement material to such individuals’ entering into employment with the Company. An award is a right to receive the Company’s common shares pursuant to the 2020 Inducement Plan pursuant to a restricted stock unit award or a non-qualified stock option award. As of December 31, 2020, a total of 0.7 million common shares were available for future issuance under the 2020 Inducement Plan.
(B) 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, as amended (the “2016 Plan”), under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2020, the number of common shares authorized for issuance under the 2016 Plan increased automatically by 3.6 million shares in accordance with the evergreen provision. As of December 31, 2020, a total of 1.0 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(C) Stock Options
A summary of stock option activity under the Company’s Equity Plans are as follows:

Number of Options
Options outstanding at March 31, 2020	7,723,302
Granted	1,679,338
Exercised	(729,024)
Forfeited	(452,419)
Options outstanding at December 31, 2020	8,221,197
Options vested and expected to vest at December 31, 2020	8,221,197
Options exercisable at December 31, 2020	4,456,746

(D) Restricted Stock Awards and Restricted Stock Units
A summary of restricted stock award and restricted stock unit activity under the Company’s Equity Plans are as follows:

Number of Shares
Unvested balance at March 31, 2020	1,280,312
Granted	2,947,939
Vested	(246,305)
Forfeited	(326,357)
Unvested balance at December 31, 2020	3,655,589
(E) Performance Stock Units
A summary of performance stock unit activity under the Company’s Equity Plans are as follows:

Number of Shares
Unvested balance at March 31, 2020	299,870
Granted	568,976
Vested	(131,227)
Forfeited	(37,415)
Unvested balance at December 31, 2020	700,204
The vesting of performance stock units requires that certain performance conditions are achieved during the performance period and is subject to the employee’s continued service requirements.
(F) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Share-based compensation expense recognized as:
R&D expenses	$3,311	$5,399	$11,060	$11,565
SG&A expenses	3,699	14,396	10,686	22,613
Total	$7,010	$19,795	$21,746	$34,178
Share-based compensation expense is included in R&D and SG&A expenses in the accompanying unaudited condensed consolidated statements of operations consistent with the grantee’s salary. Total unrecognized share-based compensation expense was approximately $66.6 million as of December 31, 2020 and is expected to be recognized over a weighted-average period of approximately 2.8 years. Share-based compensation expense included in R&D and SG&A expense for the three and nine months ended December 31, 2019 includes $1.8 million and $10.2 million, respectively, related to the accelerated vesting of certain share-based payment awards as a result of the change in control of the Company described in Note 5(A).
On January 3, 2021, Dr. Lynn Seely and Myovant Sciences, Inc. entered into a Separation Agreement and General Release pursuant to which, among other things, all of Dr. Seely’s equity incentive awards granted under the 2016 Plan that are then outstanding and unvested on the Separation Date shall become fully vested and, if applicable, exercisable. The vesting of these awards is expected to result in the recognition of approximately $12.0 million of previously unrecognized share-based compensation expense as well as incremental share-based compensation as a result of the modification of these awards (see Note 12(B)).
Note 10—Collaboration and License Agreements
(A) Richter Development and Commercialization Agreement
On March 30, 2020, the Company entered into an exclusive license agreement for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including

Russia, Latin America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, is eligible to receive up to $40.0 million in regulatory milestone payments (of which $10.0 million was received in April 2020), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval. Under the terms of the agreement, the Company will continue to lead global development of relugolix combination tablet. The Company has also agreed to assist Richter in transferring manufacturing technology from the Company’s CMOs to Richter to enable Richter to manufacture relugolix combination tablet. If requested by Richter, the Company has agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to the Company’s agreements with its CMOs. Richter will be responsible for local clinical development, manufacturing, and all commercialization activities for its territories. The Company has also granted Richter an option to collaborate with the Company on relugolix combination tablet for future indications in women’s health other than fertility.
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
The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Richter Development and Commercialization Agreement. In accordance with this guidance, the Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination therapy, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination therapy. In evaluating the appropriate measure for the Company's performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are delivered to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Based upon the Company's assessment of its progress toward delivering relugolix combination therapy clinical and regulatory data packages to Richter, the Company concluded that as of December 31, 2020, it had satisfied approximately two-thirds of the combined performance obligation. As a result, the Company recognized $33.3 million of the transaction price as license and milestone revenue during the nine months ended December 31, 2020. There were no amounts recognized in the three months ended December 31, 2020 or the comparable prior year periods. As the Company currently expects to deliver the remaining substantive relugolix combination therapy data packages to Richter in the first quarter of the fiscal year ending March 31, 2022, the Company has recorded the remaining $16.7 million of the transaction price as deferred revenue, a current liability, on the unaudited condensed consolidated balance sheet as of December 31, 2020.
(B) Pfizer Collaboration and License Agreement
On December 26, 2020, the Company’s subsidiary, MSG, and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which the Company and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”).
In the Co-Promotion Territory, the Company and Pfizer will equally share profits and certain expenses, including certain pre-launch inventory costs incurred by the Company prior to the effective date of the Pfizer Collaboration and License Agreement (the “Allowable Expenses”). The Company will remain responsible for regulatory interactions and drug supply and will continue to lead clinical development for relugolix combination tablet in the women’s health indications, while development for ORGOVYX will be shared equally among the parties.
In the Co-Promotion Territory, the Company will be the principal on all sales transactions with third parties and will recognize 100% of product sales to third parties as revenue from contracts with customers. The Company concluded that based on the principal vs. agent guidance in ASC 606, it has primary responsibility for fulfilling customer orders, controls inventory before it is sold to third party customers, assumes the risk of inventory loss, and maintains discretion in establishing product price.

Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company received an upfront payment of $650.0 million in December 2020, and is eligible to receive up to $3.7 billion of additional milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for relugolix combination tablet in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. In addition, if Pfizer exercises its option to acquire exclusive commercialization and development rights to relugolix in oncology in the Pfizer Territory, the Company will receive an option exercise fee of $50.0 million and will also be eligible to receive double-digit royalties on net sales of relugolix in the Pfizer Territory. Pfizer will bear 100% of costs incurred in the Pfizer Territory.
Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company will bear Pfizer’s share of Allowable Expenses, up to a maximum of $100.0 million for calendar year 2021 and up to a maximum of $50.0 million for calendar year 2022. Any unused portion will carry over into the subsequent calendar years until the Company has assumed in aggregate $150.0 million of Pfizer’s share of the Allowable Expenses.
The term of the Pfizer Collaboration and License Agreement continues until no products are sold and all development activities have terminated in the Co-Promotion Territory and, in the case that Pfizer exercises its option for relugolix in the Pfizer Territory, on the last to expire royalty term with respect to a country in the Pfizer Territory. The Pfizer Collaboration and License Agreement may be terminated early by either party for the uncured material breach of the other party or for bankruptcy or other insolvency proceeding of the other party. In addition, Pfizer has certain other termination rights and may terminate the Pfizer Collaboration and License Agreement early upon providing written notice to the Company pursuant to the terms of the Pfizer Collaboration and License Agreement.
The Company assessed the Pfizer Collaboration and License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the scope of ASC 808, Collaborative Arrangements: active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Although the Company is lead party and will perform many activities, both development and commercialization responsibilities are assigned between parties and both parties participate on joint steering and other committees overseeing the collaboration activities. Both parties are exposed to significant risks and rewards based on the economic outcomes of the collaboration through cost sharing and profit (loss) sharing provisions. Net payments to/from Pfizer for Pfizer’s share of the net profits and Allowable Expenses will be disaggregated and presented in the Company’s consolidated statements of operations according to the nature of the expense (e.g., collaboration expense (included as a component of cost of sales), R&D expenses, or SG&A expenses).
As discussed above, the Company received a $650.0 million upfront payment from Pfizer in December 2020, of which $150.0 million is Pfizer’s advanced reimbursement for Pfizer’s share of Allowable Expenses (up to $100.0 million for calendar year 2021 and up to $50.0 million for calendar year 2022). The Company concluded that the prepayment by Pfizer of its share of Allowable Expenses represents a significant financing component since the Company received the cash flows at the outset of the arrangement, rather than over a two-year period. Accordingly, the Company reduced the amount of the advanced reimbursement by approximately $3.6 million, representing the implied financing costs based on the Company’s incremental borrowing rate that was derived based on the Sumitomo Dainippon Pharma Loan Agreement, and recorded the discounted value of $146.4 million on the unaudited condensed consolidated balance sheet as a deposit liability (cost share advance from collaboration partner), split between a current and a non-current portion, based on the expected timing of Allowable Expenses subject to cost share. The financing component will be accreted to interest expense utilizing a method that approximates the effective yield method over the period in which the cost share advance is expected to be used. The remainder of the upfront payment of $503.6 million is recorded as deferred revenue and is being recognized as collaboration revenue on a straight-line basis over the estimated term of the agreement of six years, which was estimated by the Company based upon the terms of the Pfizer Collaboration and License Agreement, including the termination provisions contained therein. The Company determined straight-line amortization to be appropriate because the upfront payment represents payment for Pfizer’s right to participate in the collaboration activities, including both commercialization and development activities, which are expected to be realized evenly over this period.
The achievement of regulatory milestones is outside of the Company’s control and therefore is not deemed probable at contract inception. Amounts associated with the regulatory milestones will not initially be recognized. Upon achievement of the related regulatory milestone, cumulative catch-up revenue will be recorded in the period in which the respective regulatory milestone is achieved, and the remainder will be recognized over the remaining contract term. The Company determined that, conceptually, the milestone payments represent payment for development activities that will continue to benefit the collaboration as the products move toward commercialization. Accordingly, the recognition of revenue associated with the regulatory milestones follows the same amortization model as the upfront payment described above.

Similar to the development milestones, sales-based milestone payments will not initially be recognized due to the uncertainty associated with the future commercial outcomes of relugolix and relugolix combination tablet. Upon achievement, the sales-based milestones will be recognized as revenue immediately in the period when the annual sales thresholds are met as the payments represent consideration for past activities that are completed and culminated in the annual sales thresholds being met.
The Company determined that the $50.0 million option for an exclusive license in the Pfizer Territory does not give rise to a material right since the option fee, coupled with the net royalty payments, reflects its standalone selling price. As such, the option is not considered a unit of account under the present arrangement and will be assessed for accounting purposes if and when exercised.
See Note 10(C) for a description of the Company’s contract liabilities and changes in these contract liabilities for the nine months ended December 31, 2020.
(C) Contract Balances
The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance pursuant to license and collaboration agreements. The Company’s contract liabilities consist of deferred revenue and a cost share advance from its collaboration partner, Pfizer. The following table presents changes in the Company’s contract liabilities during the nine months ended December 31, 2020 (in thousands):

	Balance at		Imputed		Balance at
	March 31, 2020	Additions	Interest	Deductions	December 31, 2020
Contract liabilities:
Deferred revenue, current	$40,000	$93,897	$—	$(33,333)	$100,564
Cost share advance from collaboration partner, current	$—	$100,000	$—	$(7,585)	$92,415
Deferred revenue, non-current	$—	$419,723	$—	$(1,379)	$418,344
Cost share advance from collaboration partner, non-current	$—	$46,384	$40	$—	$46,424
The Company had no contract assets as of December 31, 2020 or March 31, 2020.
During the nine months ended December 31, 2020, current and non-current deferred revenue increased by $478.9 million. The increase was the net result of a $503.6 million upfront payment received from Pfizer (see Note 10(B)) and a $10.0 million regulatory milestone payment received from Richter (see Note 10(A)), partially offset by the recognition of $33.3 million of license and milestone revenue related to the Richter Development and Commercialization Agreement and the recognition of $1.4 million of collaboration revenue related to the Pfizer Collaboration and License Agreement.
During the nine months ended December 31, 2020, current and non-current cost share advance from collaboration partner increased by $138.8 million. The increase was the net result of the cost share advance of $150.0 million (discounted to a present value of $146.4 million) received from Pfizer (see Note 10(B)), partially offset by the application $7.6 million of shared Allowable Expenses. Accretion of the implied financing costs related to the cost share advance was less than $0.1 million.
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
(C) Indemnification Agreements
The Company has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification liability is unlimited; however, the Company holds directors’ and officers’ liability insurance which limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. In the normal course of business, the Company also enters into contracts and agreements with service providers and other parties with which it conducts business that contain indemnification provisions pursuant to which the Company has agreed to indemnify the party against certain types of third-party claims. The Company has agreed to indemnify Sumitomo Dainippon Pharma against certain losses, claims, liabilities and related expenses incurred by Sumitomo Dainippon Pharma, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement and the Investor Rights Agreement. The Company has also agreed to indemnify Sunovion against certain losses, claims, liabilities and related expenses incurred by Sunovion, subject to the terms of the Market Access Services Agreement, as amended. The Company has not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related accruals have been established.
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

Note 12—Subsequent Events
(A) Sumitomo Dainippon Pharma Loan Agreement
Pursuant to the terms of the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A)), the Company is permitted to draw down funds once per calendar quarter, subject to certain conditions. In January 2021, the Company borrowed $45.0 million under the Sumitomo Dainippon Pharma Loan Agreement. Subsequent to this draw, approximately $41.3 million of borrowing capacity remains available to the Company.
(B) Appointment of New Principal Executive Officer and Changes to Board of Directors
On January 4, 2021, David Marek was appointed as chief executive officer of Myovant Sciences, Inc. Mr. Marek will also serve as Principal Executive Officer of Myovant Sciences Ltd. and as a member of its board of directors. Mr. Marek succeeds Dr. Lynn Seely, who previously held these positions until her resignation on January 3, 2021.
Employment Agreement between Myovant Sciences, Inc. and David Marek
Mr. Marek and Myovant Sciences, Inc. entered into an Employment Agreement on January 4, 2021, pursuant to which, Mr. Marek was granted 306,427 stock options and 223,076 restricted stock units in January 2021. These awards will vest with respect to 1/4 of the shares covered by the awards on the first anniversary of the grant date and 1/16 of the shares covered by the awards quarterly thereafter.
Separation Agreement and General Release by and between Lynn Seely, M.D. and Myovant Sciences, Inc.
On January 3, 2021, Dr. Seely and Myovant Sciences, Inc. entered into a Separation Agreement and General Release pursuant to which, among other things, Dr. Seely will receive severance benefits of approximately $1.9 million, which the Company will record as SG&A expenses during the three months ended March 31, 2021.
Pursuant to the terms of the Separation and General Release Agreement, Dr. Seely will also receive full vesting of her then-outstanding and unvested equity awards. In addition, the post-termination period during which Dr. Seely may exercise her outstanding stock options will be extended to 12 months, and Dr. Seely has granted Sumitovant or any Sumitovant affiliate a right of first refusal to purchase her common shares of the Company under certain circumstances and provide the Company and its affiliates a general release of claims. The Company expects to recognize share-based compensation expense within SG&A expenses during the three months ended March 31, 2021 of approximately $28.0 million, consisting of share-based compensation expense related to the accelerated vesting of these equity awards, incremental share-based compensation expense related to the modification of the post-exercise termination period, and the reclassification and remeasurement of the awards from equity to liabilities following the modification of these awards to include a repurchase feature described above.
The share-based compensation liabilities will be remeasured at fair value each reporting period, with the change in fair value recorded as share-based compensation expense within SG&A expenses until the underlying equity awards are exercised and sold to Sumitovant or to the market or Dr. Seely has held the unsold shares for a period of at least six months. The fair value of the shares held for less than six months will be remeasured based on the Company’s closing stock price at each reporting period and the fair value of the outstanding stock options will be remeasured at each reporting period by utilizing the Black-Scholes option-pricing model.

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
•the success and anticipated timing of our clinical studies for our product candidates;
•the anticipated start dates, durations and completion dates of our ongoing and future nonclinical and clinical studies;
•the anticipated designs of our future clinical studies;
•the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;
•our and our collaboration partners’ ability to successfully plan for and commercialize ORGOVYX, as well as any other product candidates, such as relugolix combination tablet, if approved;
•our ability to procure sufficient quantities of commercial relugolix drug substance and drug product from approved third party CMOs;
•our ability to achieve commercial sales of any approved products, whether alone or in collaboration with others;
•our ability to obtain and maintain reimbursement and coverage from government and private payors for our products if commercialized;
•the rate and degree of market acceptance and clinical utility of any approved products;
•our ability to initiate and continue relationships with third-party clinical research organizations and manufacturers and third-party logistics providers;
•our ability to quickly and efficiently identify and develop new product candidates;
•our ability to hire and retain our management and other key personnel;
•our ability to obtain, maintain and enforce intellectual property rights for our products and product candidates;
•our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies;
•our ability to continue to fund our operations with the cash, cash equivalents, and marketable securities currently on hand, including our expectations for how long these capital resources will enable us to fund our operations;
•our expectations regarding potential future payments that we are eligible to receive from Richter under the Richter Development and Commercialization Agreement and Pfizer under the Pfizer Collaboration and License Agreement;
•our ability to borrow under the Sumitomo Dainippon Pharma Loan Agreement;

•third party collaboration partners’ abilities to perform their obligations under our agreements with them;
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
Business Overview
We are a healthcare company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Our lead product candidate, relugolix, is a once-daily, oral GnRH receptor antagonist. Relugolix (120 mg) is approved by the FDA as ORGOVYXTM (relugolix) for adult patients with advanced prostate cancer. Relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) is under regulatory review in the U.S. and Europe for women with uterine fibroids and is under development for women with endometriosis. We are also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have devoted substantially all of our efforts to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing the clinical development of our product candidates and preparing for potential regulatory approvals and commercialization of our product candidates.
Our majority shareholder is Sumitovant, a wholly-owned subsidiary of Sumitomo Dainippon Pharma. As of December 31, 2020, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.5%, of our outstanding common shares.
Third Fiscal Quarter Ended December 31, 2020 and Recent Corporate Updates
The following summarizes our third fiscal quarter ended December 31, 2020 and recent corporate updates.
Key Developments and Trends in Liquidity and Capital Resources
As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $745.8 million. We currently believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. See Note 2(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Pfizer Collaboration and License Agreement
On December 26, 2020, our subsidiary, MSG, and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”).

In the Co-Promotion Territory, we and Pfizer will equally share profits and certain expenses, including certain pre-launch inventory costs incurred by us prior to the effective date of the Pfizer Collaboration and License Agreement (the “Allowable Expenses”). We will remain responsible for regulatory interactions and drug supply and will continue to lead clinical development for relugolix combination tablet in the women’s health indications, while development for ORGOVYX will be shared equally among the parties. In the Co-Promotion Territory, we will be the principal on all sales transactions with third parties and will recognize 100% of product sales to third parties as revenue from contracts with customers.
Pursuant to the terms of the Pfizer Collaboration and License Agreement, we received an upfront payment of $650.0 million in December 2020, and are eligible to receive up to $3.7 billion of additional milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for relugolix combination tablet in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. In addition, if Pfizer exercises its option to acquire exclusive commercialization and development rights to relugolix in oncology in the Pfizer Territory, we will receive an option exercise fee of $50.0 million and will also be eligible to receive double-digit royalties on net sales of relugolix in the Pfizer Territory. Pfizer will bear 100% of costs incurred in the Pfizer Territory. See Note 10(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about the Pfizer Collaboration and License Agreement.
FDA Approval of ORGOVYX
On December 18, 2020, the FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer. ORGOVYX, which was granted Priority Review by the FDA, is the first and only oral GnRH receptor antagonist for men with advanced prostate cancer. The approval was based on the efficacy and safety data from the Phase 3 HERO study of ORGOVYX in men with advanced prostate cancer. ORGOVYX became available through authorized specialty distributors in the U.S. in early January 2021. Additional information about ORGOVYX is included below in the section titled “—Our Approved Product and Product Candidates—ORGOVYX.”
Relugolix Combination Tablet Clinical and Regulatory Updates
In this section, we summarize certain of our third fiscal quarter ended December 31, 2020 and recent relugolix combination tablet clinical and regulatory updates. Additional information about relugolix combination tablet is included in the section below titled “—Our Approved Product and Product Candidates—Relugolix Combination Tablet.”
•Uterine Fibroids
◦In October 2020, we presented the following data for relugolix combination therapy in women with uterine fibroids at the American Society for Reproductive Medicine (“ASRM”) 2020 Virtual Congress:
▪One-year efficacy and safety data from the LIBERTY long-term extension study (Scientific Congress Prize Paper Session 1).
▪A validated exposure-response model simulating long-term effects of relugolix combination therapy on bone mineral density at the lumbar spine.
▪A poster describing the improvement of pain associated with uterine fibroids in the LIBERTY Phase 3 program (1st Place in Poster Competition).
•Endometriosis
◦In October 2020, data from the replicate Phase 3 SPIRIT 1 and SPIRIT 2 studies were presented at the ASRM 2020 Virtual Congress in an oral presentation named the Prize Paper by the Endometriosis Special Interest Group.
◦In January 2021, we and Pfizer announced positive one-year data from the Phase 3 SPIRIT extension study of once-daily relugolix combination therapy in women with endometriosis.
•Ovulation Inhibition Study
◦In October 2020, we presented additional data from the Phase 1 ovulation inhibition study at the ASRM 2020 Virtual Congress.

Appointment of New Principal Executive Officer and Changes to Board of Directors
On January 4, 2021, David Marek was appointed as chief executive officer of Myovant Sciences, Inc. Concurrent with this appointment, Mr. Marek was also appointed as Principal Executive Officer of Myovant Sciences Ltd. and a member of its board of directors. Mr. Marek succeeds Dr. Lynn Seely, who previously held these positions until her resignation on January 3, 2021.
Expected Upcoming Clinical and Regulatory Milestones
In this section, we summarize certain of our expected upcoming clinical and regulatory milestones.
•Data from the LIBERTY randomized withdrawal study, including efficacy and safety data of relugolix combination therapy in women with uterine fibroids for up to 2 years, is expected in the first quarter of calendar year 2021.
•Marketing Authorization Application (“MAA”) submission to the European Medicines Agency (“EMA”) for relugolix monotherapy for advanced prostate cancer expected in the first quarter of calendar year 2021.
•Myovant and Pfizer plan to initiate in the first half of calendar year 2021 a Phase 3 open label clinical study in the U.S. to assess the contraceptive efficacy of relugolix combination tablet. The SERENE study will enroll sexually active, healthy premenopausal women ages 18-35 years with presumed normal fertility. Women will receive once-daily relugolix combination tablet for thirteen 28-day cycles. The primary efficacy endpoint will be the Pearl Index, defined as the number of on-treatment pregnancies per 100 women-years of treatment. Positive data from the SERENE study would further differentiate relugolix combination tablet by potentially adding the benefit of prevention of pregnancy for women taking relugolix combination tablet for the treatment of uterine fibroids and endometriosis, if approved for these indications.
•FDA decision for relugolix combination tablet for the treatment of uterine fibroids expected by the June 1, 2021 target action date.
•NDA submission to the FDA for relugolix combination tablet for the treatment of women with endometriosis-associated pain expected in the first half of calendar year 2021.
•European Commission decision on the uterine fibroids MAA expected in mid-calendar year 2021. If approved, this launch will be executed by Richter, our commercialization partner for relugolix combination tablet for the uterine fibroids and endometriosis indications in Europe and certain other international markets.
•MAA submission to the EMA for relugolix combination tablet for the treatment of women with endometriosis-associated pain expected in calendar year 2021. Richter will be the MAA sponsor.
Related Party Agreements
Sunovion Market Access Services Agreement
On August 1, 2020, our subsidiary, MSG, entered into the Market Access Services Agreement, as amended, with Sunovion, a subsidiary of Sumitomo Dainippon Pharma, pursuant to which, among other things, Sunovion agreed to provide to MSG certain market access services with respect to the distribution and sale of ORGOVYX and relugolix combination tablet. MSG, in turn, appointed Sunovion as the exclusive distributor of relugolix combination tablet and a non-exclusive distributor of ORGOVYX, each in the United States, including all of its territories and possessions. For the three and nine months ended December 31, 2020, we incurred $1.4 million and $2.5 million, respectively, of expense under this agreement (inclusive of third-party pass-through costs billed to us), which is included in SG&A expenses in the accompanying unaudited condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. Additional information is included in Note 5(C) to our unaudited condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.
Sumitovant Consulting Agreement
On May 18, 2020, we and Sumitovant entered into a consulting agreement, as amended, pursuant to which Sumitovant provides consulting services to us to support us in commercial planning, commercial launch activities and implementation. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of our board of directors, provides services to us on behalf of Sumitovant under this agreement. For the three and nine months ended December 31, 2020, we incurred $0.2 million and $0.5 million, respectively, of expense under this consulting agreement, which is included in SG&A expenses in the accompanying unaudited condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.
Sumitomo Dainippon Pharma Loan Commitment
On August 5, 2020, we obtained a debt commitment letter from Sumitomo Dainippon Pharma, as amended (the “2020 Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma committed to enter into a new $200.0 million unsecured, low-interest, five-year term loan facility. The 2020 Commitment Letter expires in March 2021.
Manufacturing Update
In June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (the “Hikari Facility”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of current good manufacturing practice (“cGMP”) for finished pharmaceuticals. The Hikari Facility is one of two contract manufacturing organizations included in our initial regulatory filings for the manufacture of relugolix drug substance, with Excella GmbH & Co. KG (“Excella”) being the other. We have removed the Hikari Facility as a manufacturing site from our NDA submissions and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We believe we have procured from Excella sufficient quantities of commercial relugolix drug substance to support our U.S. ORGOVYX commercial launch plans and U.S. commercial launch plans for relugolix combination tablet, if approved. We have not experienced any supply constraints to date. We currently do not expect that the issues relating to the Hikari Facility will have an effect on the June 1, 2021 FDA target action date for relugolix combination tablet for uterine fibroids or the European Commission decision on the uterine fibroids MAA anticipated in mid-calendar year 2021, or any other of our currently planned regulatory submissions.
Impact of COVID-19
In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified. Due to the rapid and global spread of the virus, in March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to spread throughout the U.S. and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders, closing schools, restricting travel, and social distancing guidelines and causing some businesses to suspend operations. It remains unclear how long these measures will remain in place and whether these measures will be effective. Further, recently it has been reported that the rate of the reported number of COVID-19 cases in the United States is increasing, and new more virulent variants of the coronavirus have been identified, which may further impact the effects that the COVID-19 pandemic may have on us.
Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees and patients while continuing our mission to redefine care for women and for men. We believe the safety measures we are taking in response to the COVID-19 pandemic meet or exceed the guidelines established by government and public health officials. Beginning in mid-March 2020, substantially all of our workforce began working from home and we curtailed employee travel. We have adopted remote working tools to minimize the disruption to our business activities. At this time, we have not identified a material change to our productivity as a result of these measures, but this could change, particularly if restricted travel, closed schools, and shelter-in-place orders are not removed or significantly eased.
To date, the impact of the COVID-19 pandemic on our ability to advance our clinical studies, our regulatory activities, our U.S. commercial launch activities for ORGOVYX, and our preparations for the potential commercialization of relugolix combination tablet has been limited and all of our publicly announced milestones remain on track. The FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer on December 18, 2020. In May 2020, we submitted our NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, which has been accepted by the FDA with a target action date of June 1, 2021. Regulatory agency pre-approval inspections are limited, and it is not clear if virtual inspections will be required and acceptable due to COVID-19 and this may impact the FDA's review process and timing of potential approval of this product candidate. We commercially launched ORGOVYX in the U.S. in early January 2021, and may launch other approved product candidates in the COVID-19 environment. In response to the COVID-19 pandemic, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in fewer prescriptions. In addition, multiple medical conferences have been cancelled, postponed or moved to virtual formats, resulting in fewer opportunities to present our scientific data. In addition, our sales teams have been and would likely have to continue to make presentations to physicians and the medical community in many cases by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and these virtual meetings may not be as successful as in-person meetings.

Reduced access to healthcare providers as a result of social distancing protocols may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities. At this time, we do not believe that the COVID-19 pandemic has disproportionately impacted us relative to other companies in our industry and the medical community appears to be highly engaged with our field team. To date, we have not experienced supply constraints, and we believe we have procured sufficient quantities of relugolix drug substance to meet our U.S. ORGOVYX launch plans and U.S. launch plans for relugolix combination tablet, if approved.
However, the ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our financial results, our clinical trials, our supply chains, our commercial launch for ORGOVYX, and pre-launch commercial readiness activities for relugolix combination tablet, end user demand for our products, if approved, healthcare systems or the global economy as a whole. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part II. Item 1A.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. We have implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of December 31, 2020, we have deferred $1.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The current portion of the deferred payroll tax liability of $0.9 million is included in accrued expenses and the non-current portion of the deferred payroll tax liability of $0.9 million is included in other liabilities on the accompanying unaudited condensed consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q.
Our Approved Product and Product Candidates
Relugolix in General
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
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our three targeted indications: heavy menstrual bleeding associated with uterine fibroids; pain associated with endometriosis; and advanced prostate cancer. The direct and rapid action of relugolix on the pituitary-gonadal axis is distinct from approved luteinizing hormone-releasing hormone (“LHRH”) agonists which are administered as depot injections and result in an initial surge in levels of gonadotropins, and estrogen and progesterone or testosterone, before resulting in pituitary desensitization and a fall in hormone levels over weeks. Approved LHRH agonist injections such as leuprolide acetate are used in women to treat the symptoms of uterine fibroids and endometriosis, but the adoption and duration of use is limited due to bone mineral density (“BMD”) loss and vasomotor symptoms.
ORGOVYX
On December 18, 2020, the FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer. ORGOVYX, which was granted Priority Review by the FDA, is the first and only oral GnRH receptor antagonist for men with advanced prostate cancer. The approval is based on efficacy and safety data from the Phase 3 HERO study of ORGOVYX in men with advanced prostate cancer. ORGOVYX became available through authorized specialty distributors in the U.S. in early January 2021.
In the Phase 3 HERO study, ORGOVYX met the primary endpoint and achieved sustained testosterone suppression to castrate levels (< 50 ng/dL) through 48 weeks in 96.7% (95% confidence interval [CI]: 94.9-97.9) of men, compared with 88.8% (95% CI: 84.6-91.8) of men receiving leuprolide acetate injections, the current standard of care. ORGOVYX also achieved several key secondary endpoints compared to leuprolide acetate, including suppression of testosterone to castrate levels at Day 4 and Day 15 (56% versus 0% and 99% versus 12%, respectively) and profound suppression of testosterone (< 20 ng/dL) at Day 15 (78% versus 1%). ORGOVYX lowered prostate-specific antigen (“PSA”), on average, by 65% at Day 15 and by 83% at Day 29. In a substudy, 55% of men treated with ORGOVYX achieved normal testosterone levels (> 280 ng/dL) or returned to baseline within 90 days of treatment discontinuation. The most frequent adverse events reported in at least 10% of men in the ORGOVYX group, were hot flush, musculoskeletal pain, fatigue, constipation, and mild to moderate diarrhea.
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
We currently expect to submit a MAA to the EMA for relugolix monotherapy for advanced prostate cancer in the first quarter of calendar year 2021. We and our collaboration partner, Pfizer, may conduct additional clinical studies to support the commercial potential of relugolix monotherapy in the U.S. and other major markets.
Relugolix Combination Tablet
We are developing relugolix combination tablet administered orally once-daily, with the goal of maintaining estrogen levels in the low normal range to achieve the long-term benefit of relugolix on symptoms of uterine fibroids and endometriosis, while maintaining bone health and mitigating side effects from a low-estrogen state, such as vasomotor symptoms. We have successfully completed a bioequivalence study, which demonstrated the bioequivalence of our relugolix combination tablet with relugolix combination therapy, the co-administered regimen used in the LIBERTY and SPIRIT clinical programs (one relugolix 40 mg tablet plus one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). We expect to launch in the women’s health indications with our single-tablet regimen.
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
Eligible women who completed the LIBERTY 1 or LIBERTY 2 studies were offered the opportunity to enroll in an active treatment extension study in which all women received relugolix combination therapy for an additional 28-week period for a total treatment period of 52 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. Upon completion of this 52-week total treatment period, eligible women could elect to participate in a second 52-week randomized withdrawal study designed to provide two-year safety and efficacy data on relugolix combination therapy, and to evaluate the need for maintenance therapy. We currently expect to present data from the LIBERTY randomized withdrawal study, including efficacy and safety data of relugolix combination therapy in women with uterine fibroids for up to 2 years, in the first quarter of calendar year 2021.
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
On March 9, 2020, we announced the submission of a MAA to the EMA for relugolix combination tablet for the treatment of women with moderate to severe symptoms associated with uterine fibroids. This application has completed validation and is now under evaluation by the EMA. We currently expect the European Commission decision on this application in mid-calendar year 2021. If approved, this launch would be executed by Richter, our commercialization partner for relugolix combination tablet for the uterine fibroids and endometriosis indications in Europe and certain other international markets. In May 2020, we submitted an NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, which has been accepted by the FDA with a target action date of June 1, 2021.
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
LIBERTY Long-Term Extension Study
On February 10, 2020, we announced positive one-year safety and efficacy data from the Phase 3 LIBERTY long-term extension study of relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids.
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
Eligible women who completed the SPIRIT 1 or SPIRIT 2 studies were offered the opportunity to enroll in an active treatment long-term extension study in which all women receive relugolix combination therapy for an additional 80-week period, resulting in a total treatment period of up to 104 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. In January 2021, we and Pfizer announced positive data from the Phase 3 SPIRIT long-term extension study.
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
On April 22, 2020 and June 23, 2020, we announced positive top-line results from the SPIRIT 2 and SPIRIT 1 studies, respectively. We currently expect to submit an NDA with the FDA for relugolix combination tablet for the treatment of women with endometriosis-associated pain in the first half of calendar year 2021. We currently expect to submit an MAA to the EMA for relugolix combination tablet for the treatment of women with endometriosis-associated pain in calendar year 2021. Richter will be the MAA sponsor. Data from these Phase 3 studies were presented at the ASRM 2020 Virtual Congress on October 20, 2020 and the presentation was named the Prize Paper by the Endometriosis Special Interest Group.
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
SPIRIT Long-Term Extension Study
On January 26, 2021, we and Pfizer announced positive one-year safety and efficacy data from the Phase 3 SPIRIT long-term extension study of relugolix combination therapy in women with endometriosis. Another analysis will be conducted at week

104. A total of 802 women enrolled in the extension study, all of whom receive relugolix combination therapy regardless of their treatment assignment in SPIRIT 1 and SPIRIT 2.
In the primary endpoint analysis, 84.8% and 73.3% of women receiving relugolix combination therapy over one year achieved clinically meaningful pain reductions in dysmenorrhea and non-menstrual pelvic pain, respectively. On average, women reported an 82.8% reduction on the 11-point Numerical Rating Scale (0-10) for dysmenorrhea from 7.4 (severe pain) to 1.3 (mild pain) over one year.
BMD remained stable through week 52 in women treated with relugolix combination therapy after minimal, non-clinically meaningful bone loss through week 24. The incidence of adverse events over one year was consistent with that observed in the SPIRIT 1 and SPIRIT 2 studies, with no new safety signals observed. The most commonly reported adverse events in at least 10% of women treated with relugolix combination therapy were headache, nasopharyngitis, and hot flashes. There was one pregnancy reported in the relugolix combination therapy group (n = 278).
We currently expect that results from the Phase 3 SPIRIT long-term extension study will be included in the NDA for relugolix combination tablet for the treatment of women with endometriosis, anticipated to be submitted to the FDA in the first half of calendar year 2021. Results from the 52-week analysis of the Phase 3 SPIRIT long-term extension study are expected to be submitted for presentation at a future scientific meeting and publication in a medical journal.
Bioequivalence Study of Relugolix Combination Therapy and Relugolix Combination Tablet
On July 23, 2019, we announced that a separate clinical study of relugolix combination tablet met all required and pre-specified criteria for bioequivalence to the two tablets (relugolix 40 mg plus estradiol 1.0 mg and norethindrone acetate 0.5 mg) used in our Phase 3 uterine fibroid and endometriosis clinical studies, providing data necessary to include the once-daily dosing regimen of relugolix combination tablet in our NDA and MAA submissions for the treatment of heavy menstrual bleeding associated with uterine fibroids and endometriosis. In December 2019, we successfully completed one-year stability studies, which are required for FDA approval of relugolix combination tablet.
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
Planned Phase 3 SERENE Study
Myovant and Pfizer plan to initiate in the first half of calendar year 2021 a Phase 3 open label clinical study in the U.S. to assess the contraceptive efficacy of relugolix combination tablet. The SERENE study will enroll sexually active, healthy premenopausal women ages 18-35 years with presumed normal fertility. Women will receive once-daily relugolix combination tablet for thirteen 28-day cycles. The primary efficacy endpoint will be the Pearl Index, defined as the number of on-treatment pregnancies per 100 women-years of treatment. Positive data from the SERENE study would further differentiate relugolix combination tablet by potentially adding the benefit of prevention of pregnancy for women taking relugolix combination tablet for the treatment of uterine fibroids and endometriosis, if approved for these indications.
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
Components of Operating Results
Revenue
Through December 31, 2020, we have not generated any product revenue. Our revenue has been derived solely from the upfront and regulatory milestone payments we received from Richter under the Richter Development and Commercialization Agreement and collaboration revenue under the Pfizer Collaboration and License Agreement.
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
Program-specific costs primarily include third-party costs, which include expenses incurred under agreements with CROs and CMOs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, as well as costs related to manufacturing activities in connection with preparations for our anticipated commercial launches and regulatory submissions, and other third-party expenses directly attributable to the development of our product candidates.
Unallocated R&D costs primarily include employee-related expenses, such as salaries, share-based compensation, fringe benefits and travel for employees engaged in R&D activities including clinical operations, biostatistics, regulatory, and medical affairs, and the cost of contractors and consultants who assist with R&D activities not specific to a program and costs associated with nonclinical studies.
R&D activities have been, and will continue to be, central to our business model. We currently expect R&D expenses over the next several quarters to be at similar levels to our third quarter 2020 R&D expenses as declining spend on our Phase 3 HERO, LIBERTY, and SPIRIT clinical programs, which are winding down, as well as our sharing of certain R&D expenses with Pfizer, are expected to be offset by incremental expenses associated with life-cycle management activities, such as the planned Phase 3 SERENE study, including clinical manufacturing expenses, the further build out of our medical affairs function and potential new investments in our pipeline. We also expect to incur additional regulatory expenses which may result in an increase in our R&D expense in periods where potential regulatory submissions for our product candidates occur.
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
In addition, the probability of commercial success for ORGOVYX, or for any of our current or potential future product candidates, if approved, will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine with certainty to what extent we will generate product revenue from commercialization and sale of any of our product candidates that receive regulatory approval. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
We expect that certain R&D expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement discussed previously.
Selling, General and Administrative Expenses
SG&A expenses consist primarily of personnel costs, including salaries, sales incentive compensation, bonuses, fringe benefits, and share-based compensation expenses for our executive, finance, human resources, legal, information technology, commercial operations, marketing, market access, sales, and other administrative functions. SG&A expenses also include marketing programs, advertising, conferences, congresses, travel expenses, professional fees for legal, accounting, auditing and tax services, and costs related to rent and facilities, insurance, information technology, commercial operations, and general overhead. SG&A expenses also include costs incurred under our Market Access Services Agreement with Sunovion and our consulting agreement with Sumitovant.
We expect SG&A expenses to increase in future periods as we continue to expand our sales and marketing infrastructure and general administrative functions. These increases will likely include salaries, sales incentive compensation, share-based compensation and travel expenses associated with our oncology sales force which began promoting ORGOVYX in the U.S. in January 2021, as well as expected costs associated with the further build out of our commercial operations functions and the hiring of our women’s health sales force in advance of the potential FDA approval of relugolix combination tablet. SG&A expenses in future periods are also expected to include certain expenses related to our patient support programs such as free trial drug and patient assistance for qualified uninsured patients. The timing of these increased expenditures and their magnitude are primarily dependent on our commercial success and sales growth of ORGOVYX, as well as the timing of any new product launches and other potential business and operational activities. In addition, we expect to record incremental share-based compensation expense of approximately $28.0 million in the three months ended March 31, 2021 as a result of the Separation and General Release we entered into with our former Principal Executive Officer as discussed in Note 12(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We expect that certain SG&A expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement discussed previously.
Interest Expense
Interest expense consists of interest expense related to our previously outstanding debt with Hercules and NovaQuest, which we repaid on December 31, 2019, as well as the associated non-cash amortization of debt discounts and issuance costs. Subsequently, interest expense consists of related party interest expense pursuant to the Sumitomo Dainippon Pharma Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter.
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

Other Income, Net
Other income, net consists primarily of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign currency exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. Our primary foreign currency exposure has historically been the exchange rate between the Swiss franc and the U.S. dollar.
In December 2020, we changed the functional currency of our wholly-owned subsidiary in Switzerland, MSG, from the Swiss franc to U.S. dollar. This change in functional currency is accounted for prospectively. As a result of this change, we currently expect that future impacts of changes in foreign currency exchange rates on our results of operations will not be significant. See Note 2(J) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The following table summarizes our results of operations for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Collaboration revenue	$1,379	$—	$1,379	$—
License and milestone revenue	—	—	33,333	—
Total revenues	1,379	—	34,712	—
Operating expenses:
Research and development	30,453	48,927	115,160	150,847
Selling, general and administrative	49,243	29,142	103,387	59,897
Total operating expenses	79,696	78,069	218,547	210,744
Loss from operations	(78,317)	(78,069)	(183,835)	(210,744)
Interest expense	2,609	3,657	6,908	11,238
Loss on extinguishment of debt	—	4,851	—	4,851
Interest income	(32)	(597)	(178)	(2,305)
Other income, net	(5,891)	(567)	(16,178)	(1,151)
Loss before income taxes	(75,003)	(85,413)	(174,387)	(223,377)
Income tax (benefit) expense	(1,154)	191	(616)	699
Net loss	$(73,849)	$(85,604)	$(173,771)	$(224,076)
Collaboration Revenue
Collaboration revenue for both the three and nine months ended December 31, 2020 was $1.4 million and represents the partial amortization of the upfront payment received from Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement. There were no such amounts recognized in the comparable prior year periods. See Note 10(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about the Pfizer Collaboration and License Agreement.
License and Milestone Revenue
License and milestone revenue for the nine months ended December 31, 2020 was $33.3 million and represents the partial recognition of previously deferred revenue associated with upfront and regulatory milestone payments we received from Richter pursuant to the terms of the Richter Development and Commercialization Agreement. We recognize revenue as we satisfy our combined performance obligation to Richter. There were no such amounts recognized in the three months ended December 31, 2020 or the comparable prior year periods. See Note 10(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about the Richter Development and Commercialization Agreement.

Research and Development Expenses
For the three months ended December 31, 2020 and 2019, our R&D expenses consisted of the following (in thousands):

	Three Months Ended December 31,
	2020	2019	Change
Program-specific costs:
Relugolix	$11,574	$29,708	$(18,134)
MVT-602	—	486	(486)
Unallocated costs:
Share-based compensation	3,311	5,399	(2,088)
Personnel expense	11,669	9,230	2,439
Other expense	3,899	4,104	(205)
Total R&D expenses	$30,453	$48,927	$(18,474)
For the nine months ended December 31, 2020 and 2019, our R&D expenses consisted of the following (in thousands):

	Nine Months Ended December 31,
	2020	2019	Change
Program-specific costs:
Relugolix	$57,260	$105,047	$(47,787)
MVT-602	239	1,561	(1,322)
Unallocated costs:
Share-based compensation	11,060	11,565	(505)
Personnel expense	35,332	24,280	11,052
Other expense	11,269	8,394	2,875
Total R&D expenses	$115,160	$150,847	$(35,687)
R&D expenses decreased by $18.5 million, to $30.5 million, in the three months ended December 31, 2020 compared to $48.9 million in the three months ended December 31, 2019. The decrease reflects a reduction in clinical study costs as a result of the completion and continued wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies, cost reimbursements from Pfizer for certain R&D expenses (See Note 10(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), and a reduction in share-based compensation expenses as the prior year period included incremental expense related to the accelerated vesting of certain equity awards as a result of the change in control of Myovant. This decrease was partially offset by an increase in personnel expenses, mainly driven by the continued expansion of our medical affairs organization, in preparation for the U.S. commercial launch of ORGOVYX and the potential U.S. commercial launches of relugolix combination tablet, if approved.
R&D expenses for the three months ended December 31, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $11.6 million (net of $7.6 million of cost reimbursements from Pfizer), personnel expenses of $11.7 million, share-based compensation expense of $3.3 million, and other R&D expenses of $3.9 million, which primarily includes contractors, consultants, and information technology costs and other unallocated nonclinical research costs.
R&D expenses in the three months ended December 31, 2019 consisted primarily of program-specific costs composed of CRO, drug supply and other study and manufacturing related costs of $30.2 million, personnel expenses of $9.2 million, share-based compensation expense of $5.4 million, and other R&D costs of $4.1 million, which primarily includes contractors, consultants, and information technology costs. The share-based compensation expense includes $1.8 million related to the accelerated vesting of certain equity awards as a result of a change in control of Myovant in connection with the closing of the Sumitomo-Roivant Transaction (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

R&D expenses decreased by $35.7 million, to $115.2 million, in the nine months ended December 31, 2020 compared to $150.8 million in the nine months ended December 31, 2019. The decrease reflects a reduction in clinical study costs as a result of the completion and continued wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies and cost reimbursements from Pfizer for certain R&D expenses (See Note 10(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). This decrease was partially offset by an increase in personnel expenses, including in our medical affairs organization, in preparation for the U.S. commercial launch of ORGOVYX and the potential U.S. commercial launches of relugolix combination tablet, if approved, as well as regulatory expenses and NDA submission fees.
R&D expenses for the nine months ended December 31, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $57.5 million (net of $7.6 million of cost reimbursements from Pfizer), which includes fees related to our NDA submissions for ORGOVYX and relugolix combination tablet for uterine fibroids of $5.8 million, personnel expenses of $35.3 million, share-based compensation expense of $11.1 million, and other R&D costs of $11.3 million, which primarily includes contractors, consultants, and information technology costs and other unallocated nonclinical research costs.
R&D expenses in the nine months ended December 31, 2019 consisted primarily of program-specific costs composed of CRO, drug supply and other study and manufacturing related costs of $106.6 million, personnel expenses of $24.3 million, share-based compensation expense of $11.6 million, and other R&D costs of $8.4 million, which primarily includes contractors, consultants, and information technology costs. The share-based compensation expense includes $1.8 million related to the accelerated vesting of certain equity awards as a result of a change in control of Myovant in connection with the closing of the Sumitomo-Roivant Transaction (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Selling, General and Administrative Expenses
SG&A expenses increased by $20.1 million, to $49.2 million, in the three months ended December 31, 2020 compared to $29.1 million in the three months ended December 31, 2019, primarily due to higher expenses related to commercial readiness activities to support the ORGOVYX U.S. commercial launch and the potential U.S. commercial launches of relugolix combination tablet as well as higher personnel-related costs primarily due to the hiring of our commercial operations, marketing, market access teams, and our oncology sales force, and general overhead expenses to support our organizational growth. These items were partially offset by lower share-based compensation expenses in the three months ended December 31, 2020, as the prior year period included incremental expense related to the accelerated vesting of certain equity awards as a result of the change in control of Myovant.
SG&A expenses in the three months ended December 31, 2020 consisted primarily of commercial operations expenses of $16.6 million, personnel expenses of $15.0 million, general overhead, administrative and information technology expenses of $8.4 million, share-based compensation expense of $3.7 million, professional service fees of $3.0 million, and rent and other facilities-related costs of $0.8 million. For the three months ended December 31, 2020, SG&A expenses also include $0.2 million of expense under a consulting agreement with Sumitovant and $1.5 million of expense (inclusive of third-party pass-through costs billed to us) under our agreement with Sunovion. For additional information about these related party expenses, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
SG&A expenses in the three months ended December 31, 2019 consisted primarily of share-based compensation expense of $14.4 million, personnel expenses of $6.0 million, commercial operations expenses of $3.9 million, general overhead, administrative and information technology expenses of $2.2 million, professional service fees of $1.9 million, and rent and other facilities-related costs of $0.8 million. The share-based compensation expense includes $10.2 million related to the accelerated vesting of certain equity awards as a result of a change in control of Myovant in connection with the closing of the Sumitomo-Roivant Transaction (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
SG&A expenses increased by $43.5 million, to $103.4 million, in the nine months ended December 31, 2020 compared to $59.9 million in the nine months ended December 31, 2019, primarily due to higher expenses related to commercial readiness activities to support the ORGOVYX U.S. commercial launch and the potential U.S. commercial launches of relugolix combination tablet as well as higher personnel-related expenses primarily due to the hiring of our commercial operations, marketing, market access teams, and our oncology sales force, and general overhead expenses to support our organizational growth. These items were partially offset by lower share-based compensation expenses in the nine months ended December 31, 2020, as the prior year period included incremental expense related to the accelerated vesting of certain equity awards as a result of the change in control of Myovant.

SG&A expenses in the nine months ended December 31, 2020 consisted primarily of personnel expenses of $31.2 million, commercial operations expenses of $32.2 million, general overhead, administrative and information technology expenses of $17.4 million, shared-based compensation expense of $10.7 million, professional service fees of $6.3 million, and rent and other facilities-related costs of $2.5 million. For the nine months ended December 31, 2020, we incurred $0.5 million of expense under a consulting agreement with Sumitovant and $2.5 million of expense (inclusive of third-party pass-through costs billed to us) under our agreement with Sunovion. For additional information about these related party expenses, see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
SG&A expenses in the nine months ended December 31, 2019 consisted primarily of share-based compensation expense of $22.6 million, personnel expenses of $14.4 million, commercial operations expenses of $7.5 million, general overhead, administrative and information technology expenses of $9.2 million, professional service fees of $4.4 million, and rent and other facilities-related costs of $1.9 million. The share-based compensation expense includes $10.2 million related to the accelerated vesting of certain equity awards as a result of a change in control of Myovant in connection with the closing of the Sumitomo-Roivant Transaction (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $2.6 million and $6.9 million in the three and nine months ended December 31, 2020, respectively, primarily related to the Sumitomo Dainippon Pharma Loan Agreement, compared to $3.7 million and $11.2 million in the three and nine months ended December 31, 2019, respectively, primarily related to our previously outstanding financing arrangements with NovaQuest and Hercules. The decrease in interest expense, despite higher outstanding loan balances, was driven by the significantly lower interest rates associated with the Sumitomo Dainippon Pharma Loan Agreement as compared to the previously outstanding debt obligations to NovaQuest and Hercules, which were repaid in December 2019.
Loss on Extinguishment of Debt
In the three and nine months ended December 31, 2019, we incurred a $4.9 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs and debt discounts, prepayment penalties and early redemption fees in connection with the repayment of our outstanding obligations to NovaQuest and Hercules. There are no such losses in the three and nine months ended December 31, 2020.
Interest Income
Interest income was less than $0.1 million for the three months ended December 31, 2020, approximately $0.2 million for the nine months ended December 31, 2020, and $0.6 million and $2.3 million for the three and nine months ended December 31, 2019, respectively. The decreases were primarily due to decreases in interest rates and lower balances in cash equivalents and marketable securities for most of the current year periods relative to the prior year periods.
Other Income, Net
For the three months ended December 31, 2020 and 2019, we recorded a foreign exchange gain of $5.9 million and $0.6 million, respectively, and for the nine months ended December 31, 2020 and 2019, we recorded a foreign exchange gain of $16.2 million and $1.2 million, respectively. The foreign exchange gains in the three and nine months ended December 31, 2020 were primarily the result of foreign currency exchange gains on our outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement.
Income Tax (Benefit) Expense
Our income tax benefit was $1.2 million and $0.6 million for the three and nine months ended December 31, 2020, respectively. Our income tax expense was $0.2 million and $0.7 million for the three and nine months ended December 31, 2019, respectively. Our effective tax rate was 1.54% and (0.22)% for the three months ended December 31, 2020 and 2019, respectively, and for the nine months ended December 31, 2020 and 2019 was 0.35% and (0.31)%, respectively, and are driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from upfront and milestone payments received from Richter and Pfizer.

As of December 31, 2020, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $832.1 million, consisting of $745.8 million of cash, cash equivalents, and marketable securities and $86.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $365.9 million, consisting of $79.6 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement as of March 31, 2020.
Additional funds under the Sumitomo Dainippon Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors. In January 2021, we borrowed an additional $45.0 million under the Sumitomo Dainippon Pharma Loan Agreement and $41.3 million of borrowing capacity currently remains available to us.
Pursuant to the Pfizer Collaboration and License Agreement, we are eligible to receive up to $3.7 billion of additional milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for relugolix combination tablet in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. We and Pfizer will equally share profits and certain expenses in the Co-Promotion Territory. In addition, if Pfizer exercises its option to acquire exclusive commercialization and development rights to relugolix in oncology in the Pfizer Territory, we will receive an option exercise fee of $50.0 million and will also be eligible to receive double-digit royalties on net sales of relugolix in the Pfizer Territory.
Pursuant to the Richter Development and Commercialization Agreement, we are eligible to receive up to $137.5 million of additional milestone payments, including regulatory milestones of up $30.0 million and tiered sales milestones of up to $107.5 million upon reaching certain thresholds of annual net sales for relugolix combination tablet in Richter’s territory, and tiered royalties on net sales following regulatory approval for relugolix combination tablet in Richter’s territory.
Capital Requirements
For the nine months ended December 31, 2020 and 2019, we had net losses of $173.8 million and $224.1 million, respectively. As of December 31, 2020, we had an accumulated deficit of $964.8 million. As of December 31, 2020, we had approximately $745.8 million in cash, cash equivalents, and marketable securities. We currently believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. This estimate is based on our current assumptions, including assumptions related to our ability to manage our spend, that might prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. The Sumitomo Dainippon Pharma Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, raising capital through equity offerings, making capital expenditures or declaring dividends.
We expect that our operating expenses, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to increase as we commercialize ORGOVYX in the U.S., prepare for the potential regulatory approvals and commercialization of relugolix combination tablet, initiate life cycle management activities for our relugolix franchise, continue to develop our other product candidates and potentially expand our pipeline. We expect our net cash burn to gradually decrease as our net revenues increase but our future capital requirements and operating expenses are expected to continue to be significant. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the price, level of demand and net revenues generated from commercial sales of ORGOVYX and for any other product candidates that may receive marketing approval;
•the achievement of regulatory milestones, sales milestones, and royalties that we are eligible to earn pursuant to the Richter Development and Commercialization Agreement and the Pfizer Collaboration and License Agreement;

•the timing, shared costs, and level of investment in our and our collaboration partners’ activities related to sales, marketing, market access, manufacturing, and distribution for ORGOVYX and for any other product candidates that may receive marketing approval;
•the timing, shared costs, and level of investment in our and our collaboration partners’ research and development activities involving ORGOVYX, relugolix combination tablet, and any other product candidates;
•costs, timing, and outcomes of regulatory submissions and regulatory reviews of our product candidates;
•costs to expand our chemistry, manufacturing, and control and other manufacturing related activities;
•costs to identify, acquire, develop, and commercialize additional product candidates;
•costs to integrate acquired technologies into a comprehensive regulatory and product development strategy;
•costs to maintain, expand, and protect our intellectual property portfolio;
•costs to hire additional commercial operations, sales, scientific, clinical, regulatory, quality, and other personnel to support our commercialization, regulatory, and clinical development efforts;
•costs to implement or enhance operational, accounting, finance, quality, commercial, and management information systems and;
•costs to service our debt obligations and associated interest payments; and
•costs to operate as a public company.
Until such time, if ever, as we can generate substantial net product revenue from sales of ORGOVYX, relugolix combination tablet, MVT-602, or any future product candidate, we expect to fund our operations through a combination of cash, cash equivalents, and marketable securities currently on hand and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement, subject to the consent of our board of directors, as well as potential payments we are eligible to receive from Pfizer and Richter pursuant to the terms of our agreements with them.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$463,571	$(201,943)
Net cash used in investing activities	$(30,363)	$(16,460)
Net cash provided by financing activities	$205,284	$145,651
Operating Activities
For the nine months ended December 31, 2020, $463.6 million of cash was provided by operating activities, which was primarily driven by a net increase in deferred revenue of $478.9 million and a net increase in cost share advance from collaboration partner of $138.8 million, both of which were largely driven by the upfront payment received from Pfizer in December 2020 discussed previously. For the nine months ended December 31, 2020, net cash provided by operating activities also included an increase in accrued expenses of $15.3 million primarily due to an increase in accrued commercial, compensation, and R&D expenses, as well as $21.7 million of non-cash share-based compensation expense. These items were partially offset by a net loss for the period of $173.8 million primarily due to our ongoing development and clinical studies, and activities related to our preparation for potential regulatory approvals and commercialization of our product candidates, and a non-cash foreign currency transaction gain of $16.2 million primarily related to amounts outstanding under the Sumitomo Dainippon Pharma Agreement.
For the nine months ended December 31, 2019, we used $201.9 million in operating activities primarily due to our ongoing development and clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of our product candidates, and the expansion of our company. This was primarily attributable to a net loss for the period of $224.1 million along with a decrease of $8.5 million in accrued expenses resulting primarily from a decrease in accrued R&D expenses and a decrease of $4.4 million in accounts payable due to the timing of vendor invoice payments, along with decreases of $2.3 million and $1.1 million in deferred interest payable and interest payable, respectively, related to our previously outstanding debt that was repaid in full on December 31, 2019. These amounts were partially offset by $34.2 million of non-

cash share-based compensation expense, including $12.0 million related to the accelerated vesting of certain equity awards as a result of the change in control of Myovant in connection with the closing of the Sumitomo-Roivant Transaction and the remainder as a result of an increase in headcount, $2.7 million of total depreciation and amortization expense, and a $4.9 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs and debt discounts, prepayment penalties and early redemption fees in connection with the repayment of outstanding obligations to NovaQuest and Hercules on December 31, 2019.
Investing Activities
For the nine months ended December 31, 2020, we used $30.4 million in investing activities, of which $29.3 million was for the purchase of marketable securities, net of maturities, and $1.0 million was for the purchase of property and equipment.
For the nine months ended December 31, 2019, we used $16.5 million in investing activities, of which $15.6 million was for the purchase of marketable securities, net of maturities, and $0.8 million was for the purchase of property and equipment.
Financing Activities
For the nine months ended December 31, 2020, $205.3 million was provided by financing activities. This was primarily due to proceeds of $200.0 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement and proceeds of $5.3 million from the exercise of stock options under our 2016 Equity Incentive Plan.
For the nine months ended December 31, 2019, $145.7 million was provided by financing activities. This was primarily due to the net proceeds of $134.5 million we received from the issuance and sale of 17,424,243 common shares in our underwritten public equity offering, proceeds of $113.7 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement and $2.5 million we received from the sale of 106,494 common shares through our “at-the-market” equity offering program. In addition, we received proceeds of $0.7 million from the exercise of stock options under our 2016 Equity Incentive Plan. These amounts were partially offset by the repayment of our financing obligations and redemption fees to NovaQuest and Hercules, including payments to NovaQuest of $60.0 million for repayment of principal, an early redemption fee of $2.4 million, and an annual debt administration fee of $0.3 million, and payments to Hercules of $40.0 million for repayment of principal, a prepayment penalty of $0.4 million, and an end of term charge of $2.6 million.
Contractual Obligations
During the nine months ended December 31, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020, other than additional draws under the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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

Our critical accounting policies are more fully described in “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 18, 2020. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report on Form 10-K, except for the accounting for collaboration arrangements described below.
Collaboration Arrangements
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, to determine whether such arrangements involve joint operating activities performed by the parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple units of account, we first determine which units of account of the collaboration are deemed to be within the scope of ASC 808 and those that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606, Revenue from Contracts with Customers.
While ASC 808 defines collaborative arrangements and provides guidance on the income statement presentation, classification, and disclosures related to such arrangements, it does not address recognition and measurement matters, such as (1) determining the appropriate unit of account or (2) when the recognition criteria are met. Therefore, the accounting for these arrangements is either based on an analogy to other accounting literature, such as ASC 606, or an accounting policy election by management. For units of account within the collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate revenue recognition method is determined and applied consistently.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheets. If the related efforts underlying the deferred revenue are expected to be satisfied within the next twelve months, the deferred revenue is classified in current liabilities, otherwise it is classified as a non-current liability.
For collaboration arrangements that are within the scope of ASC 808, the recognition of collaboration revenue (expense) requires management judgement due to the fact that the terms of collaboration arrangements may be complicated, and the nature of the collaborative activities may change over time. Management judgement is exercised in determining the units of account within a collaboration arrangement and in allocating consideration to those units, estimating the collaboration revenue to be recognized, including estimating an appropriate term over which the collaboration revenue is expected to be recognized, as well as in determining the amortization method. For example, judgement is required in identifying material rights and performance obligations, and in estimating the stand-alone selling price of identified performance obligations and material rights, the estimates of which may include forecasted revenue, development timelines, discount rates and probabilities of technical and regulatory success.
There is also judgement involved in the identification of costs that we incur related to the collaboration activities, evaluating the nature of these costs (for example, whether the costs relate to a particular geography or territory or whether the costs relate to clinical or commercial activities), and applying the terms of the respective collaborative arrangement to determine the portion of such costs that are the responsibility of the collaboration partner, which in certain circumstances requires significant judgement.
In addition, we are dependent on collaborative partners to provide us with information in a timely and accurate manner for use in preparing our consolidated financial statements and related disclosures. Certain of this information may also be subject to estimates. Should our collaborative partners fail to provide us with any such information in a timely manner, or should any estimates upon which such financial information was based, prove to be inaccurate, we could be require to record such adjustments in future periods.
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
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary Risk Factors
Our business is subject to a number of risks that our shareholders should be aware of before making a decision to invest in our common shares. These risks are more fully described below. These risks include, among others, the following:
•Our success depends in part on the successful commercialization of ORGOVYX, which received approval in December 2020 from the U.S. Food and Drug Administration (the “FDA”), for the treatment of adult patients with advanced prostate cancer. To the extent ORGOVYX is not commercially successful, our business, financial condition and results of operations will be materially harmed.
•ORGOVYX may fail to achieve the degree of market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, which would negatively impact our business.
•If we and Pfizer are unable to effectively market and sell ORGOVYX, the commercialization of ORGOVYX will not be successful and our business will be harmed.
•Failure to successfully obtain coverage and reimbursement for ORGOVYX in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate product revenue.
•We face substantial competition in the commercialization of ORGOVYX, and our operating results will suffer if we fail to compete effectively.
•If manufacturers obtain approval for generic versions of ORGOVYX, or of products with which we compete, our business may suffer.
•If patient safety issues were to arise for ORGOVYX, our future sales of ORGOVYX may be reduced, adversely affecting our results of operations.
•If we or our collaboration partner, Pfizer, are found to have improperly promoted unapproved uses of ORGOVYX, we may be subject to restrictions on the sale or marketing of ORGOVYX and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.
•If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.
•Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition.
•If we do not have adequate funds to cover our development and commercial activities, we may have to raise additional capital or curtail or cease operations. We may not be able to obtain funding through public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources.

•We are required to meet certain terms and conditions to draw down funds under the Sumitomo Dainippon Pharma Loan Agreement or obtain additional funds under the 2020 Commitment Letter. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Dainippon Pharma Loan Agreement or under the 2020 Commitment Letter. The terms of the Sumitomo Dainippon Pharma Loan Agreement place restrictions on our operating and financial flexibility.
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
•We are dependent on the research and development of relugolix and MVT-602 previously conducted by Takeda. If Takeda did not conduct this research and development in compliance with applicable requirements, it could result in increased costs and delays in our development of these product candidates.
•The results of our clinical studies may not support our proposed claims for our product candidates. The results of previous clinical studies may not be predictive of future results, and interim or top-line data may be subject to change or qualification based on the complete analysis of data.
•Reported data or other clinical development announcements by Takeda, its partners or sublicensees, or by our collaboration partners, including Pfizer and Richter may adversely affect our commercialization of ORGOVYX and our clinical development plans.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals, we will not be able to commercialize relugolix combination tablet, relugolix monotherapy tablet, or MVT-602, and our ability to generate product revenue will be materially impaired.
•ORGOVYX, relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could halt, delay or prevent their commercialization, regulatory approval or limit the scope of any approved label or market acceptance.
•Regulatory requirements or manufacturing disruptions may make it difficult for us to be able to obtain materials or supplies necessary to conduct clinical studies or to manufacture and sell any of our product candidates, if approved.
•We are dependent upon our collaborative relationships with collaboration partners to further develop, fund, manufacture and commercialize ORGOVYX, relugolix combination tablet and our other product candidates. If such relationships are unsuccessful, or if a collaboration partner terminates its collaboration agreement with us, it could negatively impact our ability to conduct our business and generate product revenue.
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
•We have agreements with Sumitovant, our majority shareholder, and with Sumitovant’s parent, Sumitomo Dainippon Pharma, and their affiliates, including Sunovion, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or Sumitomo Dainippon Pharma will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.

•We are a “controlled company” within the meaning of the applicable rules of the NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
Risks Related to Commercialization of ORGOVYXTM (relugolix) for the treatment of adult patients with advanced prostate cancer
Our success depends in part on the successful commercialization of ORGOVYX, which received approval in December 2020 from the FDA for the treatment of adult patients with advanced prostate cancer. To the extent ORGOVYX is not commercially successful, our business, financial condition and results of operations will be materially harmed.
We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and now commercialization in the U.S. of ORGOVYX for the treatment of advanced prostate cancer. Our and/or our collaboration partner, Pfizer’s, ability to generate net product revenues from ORGOVYX will depend upon the size of the markets in the jurisdictions for which regulatory approval is obtained, the number of competitors in such markets and numerous other factors, including:
•successfully establishing effective sales, marketing, and distribution systems in the jurisdictions in which ORGOVYX is approved for sale;
•successfully establishing and maintaining commercial third-party manufacturers and having adequate commercial quantities of ORGOVYX manufactured at acceptable cost and quality levels, including maintaining current good manufacturing practice (“cGMP”) and quality systems regulation standards required by various regulatory agencies;
•broad acceptance of ORGOVYX by physicians, patients and the healthcare community;
•the acceptance of pricing and placement of ORGOVYX on payers’ formularies and the associated tiers;
•effectively competing with other approved or used medicines and future compounds in development;
•continued demonstration of safety and efficacy of ORGOVYX in comparison to competing products, including through differentiated approved labeling; and
•obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
If we and/or Pfizer do not achieve one or more of these factors in a timely manner or at all, we and/or Pfizer could experience significant delays or an inability to successfully commercialize ORGOVYX, which would materially harm our business.
ORGOVYX may fail to achieve the degree of market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, which would negatively impact our business.
ORGOVYX may fail to gain sufficient market acceptance by physicians, patients, third-party payers, or others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of ORGOVYX is dependent on a number of factors, including but not limited to:
•the efficacy and potential advantages compared to alternative treatments, including the convenience and ease or duration of administration;
•the prevalence and severity of any side effects;
•the acceptability of the price of ORGOVYX relative to other treatments;
•the content of the approved product label and our ability to make compelling product claims;
•the effectiveness and adequacy of our marketing efforts;
•the effectiveness of our and Pfizer’s sales efforts;
•the patient out-of-pocket costs in relation to alternative treatments;
•the willingness of the potential patient population to try new therapies and of physicians to prescribe these therapies;
•the breadth and cost of distribution support;

•the effectiveness of our patient assistance and support programs;
•the availability of third-party payor coverage or reimbursement;
•whether diagnosis and treatment rates increase in advanced prostate cancer; and
•any restrictions on the use of ORGOVYX together with other medications.
The failure of ORGOVYX to obtain market acceptance would materially harm our business.
If we and Pfizer are unable to effectively market and sell ORGOVYX, the commercialization of ORGOVYX will not be successful and our business will be harmed.
To successfully market ORGOVYX, we must continue to develop our capabilities in sales, market access, marketing, distribution, and other commercial functions, either on our own or with our third-party collaboration partners. We have made arrangements regarding some of these functions in certain markets with third-party collaboration partners. For example, on August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX for prostate cancer and relugolix combination tablet for uterine fibroids and endometriosis. On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). If Sunovion or Pfizer, or any other collaboration partners we may engage in the future, fail to perform or satisfy its obligations under their respective agreements with us or terminate their relationship with us, the sales, market access, marketing and/or distribution of ORGOVYX would be delayed or may not occur. In addition to the third-party collaboration arrangements described above, we continue to develop our own sales, market access, marketing, distribution and other commercial capabilities. There are significant expenses and risks involved with maintaining our own sales, market access, marketing and distribution capabilities, including: (i) our ability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our ability to attain access to adequate numbers of physicians to prescribe any approved drugs; (iii) the ability to negotiate with payors regarding reimbursement and formulary access for our products; and (iv) unforeseen costs and expenses associated with creating and sustaining internal sales, market access, marketing and distribution capabilities. The COVID-19 pandemic may negatively impact our ability to maintain our own commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and, if significant delays result, to commercialize ORGOVYX.
ORGOVYX is a newly marketed drug in the U.S. and is the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for adult patients with advanced prostate cancer. Therefore, none of the members of our recently hired sales force and of our collaboration partner, Pfizer, has ever promoted ORGOVYX prior to its launch. We have only recently established our distribution and reimbursement capabilities in the U.S. together with Sunovion, all of which will be necessary to successfully commercialize ORGOVYX. As a result, we and/or our collaboration partners will be required to expend significant time and resources to market, sell, and distribute ORGOVYX to physicians and the medical community in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities, that we or our collaboration partners have developed will be successful. Specifically, for distribution of ORGOVYX, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If we or our collaboration partners are unable to perform effectively, our ability to realize the return on our investment in developing ORGOVYX will suffer.
Failure to successfully obtain coverage and reimbursement for ORGOVYX in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate product revenue.
Our and Pfizer’s ability to commercialize ORGOVYX successfully in the United States will depend in part on the extent to which coverage and reimbursement for ORGOVYX will be available from third-party payors, including government health administration authorities and private health insurers. In the U.S., no uniform policy of coverage for products exists among third-party payors. Third-party payors decide which drugs they will pay for, what steps prescribers must take to obtain authorization for patients to fill their prescriptions, and how much patients must pay out of their own pocket. Payor decisions regarding the extent of coverage to be provided for any of our product candidates that obtain marketing approval will be made on a plan-by-plan basis. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an affordable out-of-pocket cost for patients will be established. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy or prior authorizations. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Coverage from both governmental healthcare programs, such as Medicare Part D and Medicaid, and commercial payors are critical to ORGOVYX’s commercial success. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or cheaper therapeutic alternatives are already available or subsequently become available.
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system that may impact coverage, reimbursement for drugs, and patient out-of-pocket costs in the U.S. and in some foreign jurisdictions that could affect our ability to successfully commercialize ORGOVYX. These legislative and regulatory changes may negatively impact the coverage for any future drugs, if approved.
We face substantial competition in the commercialization of ORGOVYX, and our operating results will suffer if we fail to compete effectively.
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to ORGOVYX. For example, although ORGOVYX is the first and only oral GnRH receptor antagonist for adult patients with advanced prostate cancer approved by the FDA in the U.S., we may face competition from various drugs approved for the treatment of prostate cancer, such as Lupron Depot® (AbbVie Inc.), Eligard® (Tolmar Pharmaceuticals) and Firmagon® (Ferring Pharmaceuticals).
Many of our current and potential future competitors have significantly more experience commercializing drugs and may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than ORGOVYX or any product candidate that we may develop. Our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations. The availability and pricing of our competitors’ products could limit the demand and the price we are able to charge for ORGOVYX or any other product candidate we develop. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors.
The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.
If manufacturers obtain approval for generic versions of ORGOVYX, or of products with which we compete, our business may suffer.
Under the U.S. Food, Drug and Cosmetic Act (“FDCA”), the FDA can approve an Abbreviated New Drug Application (“ANDA”), for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the branded product.
The FDCA requires that an applicant seeking approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Orange Book or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon notice of a paragraph IV challenge, a patent owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.
The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to ORGOVYX or products with which it competes, our business would be materially harmed.
If patient safety issues were to arise for ORGOVYX, our future sales of ORGOVYX may be reduced, adversely affecting our results of operations.
The data supporting the marketing approval in the U.S. for ORGOVYX and forming the basis for our product label for ORGOVYX were obtained in controlled clinical trials of limited duration. As ORGOVYX is used over a longer period of time by patients, including those taking other medicines, we may continue to identify new issues such as safety concerns, resistance or drug interactions of ORGOVYX, which may require us to provide additional warnings or contraindications on our label or narrow the approved indication, each of which could reduce the market acceptance of ORGOVYX.
Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through websites and other means, e.g., periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially negatively impact product sales of ORGOVYX. Further, if serious safety, resistance or drug interaction issues arise with ORGOVYX, sales could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected. In addition, problems with ORGOVYX marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class could adversely affect the commercialization of ORGOVYX.
If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, patients or payors. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by our insurance. If we cannot successfully defend ourselves against claims that ORGOVYX caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for ORGOVYX;
•the inability to commercialize ORGOVYX;
•injury to our reputation and significant negative media attention;
•withdrawal of patients from clinical studies or cancellation of studies of relugolix;
•significant costs to defend the related litigation;
•substantial monetary awards to patients; and
•loss of revenue.
Our product liability insurance coverage may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to obtain insurance coverage at a reasonable cost or in amounts adequate to satisfy any liability or associated costs that may arise in the future. These events could harm our business and results of operations and cause our stock price to decline.
If we or our collaboration partner, Pfizer, are found to have improperly promoted unapproved uses of ORGOVYX, we may be subject to restrictions on the sale or marketing of ORGOVYX and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies, including regulatory authorities outside the United States, strictly regulate the marketing and promotional claims that are made about drug products, such as ORGOVYX. In particular, promotion for a product must be consistent with its labeling approved by the FDA or by regulatory agencies in other countries. For example, in the case of ORGOVYX, for the treatment of adult patients with advanced prostate cancer, we cannot prevent physicians from prescribing ORGOVYX for indications or uses that are inconsistent with the approved label. If, however, we or our collaboration partner, Pfizer, are found to have promoted such unapproved uses, we may, among other consequences, receive untitled or warning letters and become subject to significant liability, which would materially harm our business. Furthermore, the use of our products for indications other than those approved by the FDA or regulatory authorities outside the United States may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Both the U.S. federal government and foreign regulatory authorities have levied significant civil and criminal fines against companies and individuals for alleged improper promotion and have entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged.
Physicians’ prescribing our products for unapproved uses may also subject us to product liability claims, to the extent such uses lead to adverse events, side effects, or injuries. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Any of these events could harm our business and results of operations and cause our stock price to decline.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.
We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare and Medicaid Services (“CMS”) and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.
In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional enforcement and administrative bodies have increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (“AMP”), and best price (“BP”), for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
ORGOVYX is complex to manufacture, and manufacturing disruptions may occur that could cause us to experience disruptions in the supply of ORGOVYX.
ORGOVYX is complex to manufacture. Notwithstanding the fact that our third-party manufacturers have validated our process, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to ORGOVYX or our future product candidates, our business, financial results, or stock price could be adversely affected. Also, see the Risk Factor titled, “We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products.”
Risks Related to Commercialization of Relugolix Combination Tablet and for MVT-602
Our success also depends on successful development and commercialization of relugolix combination tablet for our women’s health indications of uterine fibroids and endometriosis and MVT-602, and if we are successful in obtaining regulatory approval for these products, we will be subject to the same commercialization risks as described above for ORGOVYX.
Although relugolix monotherapy has been approved in the U.S. as ORGOVYX for the treatment of adult patients with advanced prostate cancer, relugolix combination tablet has not yet been approved for our women’s health indications of uterine fibroids and endometriosis, nor has MVT-602 received any regulatory approvals. If relugolix combination tablet for either of our women’s health indications, or MVT-602 for the treatment of female infertility or other potential indications, receives regulatory approval in any indication, our commercialization of those products will be subject to the same or similar risks we currently face with the commercialization of ORGOVYX, as described under “Risks Related to Commercialization of ORGOVYXTM (relugolix) for the treatment of adult patients with advanced prostate cancer” above.

Risks Related to Our Financial Position and Capital Requirements
If we do not have adequate funds to cover our development and commercial activities, we may have to raise additional capital or curtail or cease operations. We may not be able to obtain funding through public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources.
We began to commercialize ORGOVYX in the U.S. for the treatment of adult patients with advanced prostate cancer in January 2021, and plan to commercialize relugolix combination tablet, if approved, for women with uterine fibroids later this year. We also seek to advance additional product candidates through research and clinical development to regulatory approval and commercialization. These activities will require substantial financial resources.
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $745.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.
We expect our operating expenses, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to increase and our future capital requirements are expected to be significant. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the price, level of demand and net revenues generated from commercial sales of ORGOVYX and for any other product candidates that may receive marketing approval;
•the achievement of regulatory milestones, sales milestones, and royalties that we are eligible to earn pursuant to the Richter Development and Commercialization Agreement and the Pfizer Collaboration and License Agreement;
•the timing, shared costs, and level of investment in our and our collaboration partners’ activities related to sales, marketing, market access, manufacturing, and distribution for ORGOVYX and for any other product candidates that may receive marketing approval;
•the timing, shared costs, and level of investment in our and our collaboration partners’ research and development activities involving ORGOVYX, relugolix combination tablet, and any other product candidates;
•the initiation, progress, timing, costs and results of our planned and ongoing clinical studies for our product candidates;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities;
•the cost to maintain, expand, and protect our patent claims and other intellectual property rights;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale manufacturing activities, including securing regulatory approval for commercial production;
•the costs to hire additional commercial operations, sales, scientific, clinical, regulatory, quality, and other personnel to support our commercialization, regulatory, and clinical development efforts; and
•the costs to implement or enhance operational, accounting, finance, quality, commercial, and management information systems.
Under the terms of the Sumitomo Dainippon Pharma Loan Agreement, we may not raise additional capital without obtaining the consent of Sumitomo Dainippon Pharma. If we do not have sufficient funds to complete the development of, seek regulatory approvals for our product candidates and commercialize ORGOVYX and, if approved, our other product candidates, we may be required to delay, limit, reduce, or terminate our drug development programs, commercialization efforts, and/or limit or cease our operations if we are unable to obtain additional capital to support our current operating plan. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development and commercialization efforts.

We are required to meet certain terms and conditions to draw down funds under the Sumitomo Dainippon Pharma Loan Agreement or obtain additional funds under the 2020 Commitment Letter. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Dainippon Pharma Loan Agreement or under the 2020 Commitment Letter.
On December 27, 2019, we, one of our subsidiaries and Sumitomo Dainippon Pharma entered into the Sumitomo Dainippon Pharma Loan Agreement, pursuant to which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of December 31, 2020, approximately $86.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. In January 2021, we borrowed an additional $45.0 million under this agreement. We may draw down additional funds under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Dainippon Pharma Loan Agreement. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds.
Pursuant to the 2020 Commitment Letter with Sumitomo Dainippon Pharma and subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma has agreed to negotiate with us $200.0 million in unsecured revolving commitments (the “New Credit Facility”), the proceeds of which may be used for our business operating expenditures. Such New Credit Facility would be in addition to the commitments made available to us by Sumitomo Dainippon Pharma under the existing Sumitomo Dainippon Pharma Loan Agreement. Sumitomo Dainippon Pharma will have the discretion to require certain prepayments as Sumitomo Dainippon Pharma may request and/or to not allow us to draw down any remaining funds under the New Credit Facility, upon the occurrence of certain material business development transactions, including the transaction contemplated by the Pfizer Collaboration and License Agreement. In addition, as a condition of entering into the New Credit Facility, we are required to enter into an information sharing agreement with Sumitovant which will be on terms to be agreed between Sumitovant and us. The New Credit Facility described in the 2020 Commitment Letter will not be available to us until we negotiate and enter into a definitive agreement with Sumitomo Dainippon Pharma and the New Credit Facility becomes effective. As a result, if the conditions set forth in the 2020 Commitment Letter are not met or unexpected disagreements arise in the negotiations, that may delay or prevent the entering into an agreement and the New Credit Facility may not become effective. We therefore cannot be certain that additional capital, including the potential additional capital Sumitomo Dainippon Pharma may provide to us as set forth in the 2020 Commitment Letter will be available to us on acceptable terms, or at all.
We may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate may fail to gain regulatory approval or fail to become commercially viable. Since inception, we have incurred significant operating losses and negative operating cash flows. We expect to continue to incur significant operating expenses as we commercially launch ORGOVYX in the U.S., continue to develop our product candidates and prepare for potential regulatory approvals and commercialization of relugolix combination tablet. The timing and magnitude of our net income (loss) will depend on the commercial success of ORGOVYX, as well as the timing and commercial success of any other product launches, as well as other potential business and operational activities. Likewise, any potential future milestone or royalty payments that we are eligible to earn under the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement will depend on the regulatory and commercial success of ORGOVYX and relugolix combination tablet. As a result, we may never achieve or maintain profitability.
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
In addition, our novel product candidates may prove to be unsuccessful. Further, time and resources spent searching for, identifying, acquiring, and developing potential product candidates may distract management’s attention from our primary business. If we are unable to identify and acquire or in-license suitable product candidates, we will be unable to diversify our product risk. We believe that any such failure could have a significant negative impact on our prospects for future growth.
We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products.
We do not own or operate, and we do not expect to own or operate, facilities for drug substance and drug product manufacturing, storage and distribution, or testing and are subject to the risk that our contract manufacturers become subject to negative circumstances. For example, in June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited (“Takeda Limited”) entered into an agreement for the manufacture and clinical supply of relugolix pursuant to which Takeda Limited supplied us with, and we obtained from Takeda, all of our requirements for relugolix drug substance and drug product that were used under our development plans for all indications. In May 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda pursuant to which Takeda agreed to manufacture and supply us with certain commercial relugolix drug substance quantities. In addition, in April 2019, we entered into a Commercial Manufacturing and Supply Agreement with Excella pursuant to which Excella agreed to manufacture and supply us with certain commercial relugolix drug substance quantities.

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
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the regulatory authorities pursuant to inspections that may be conducted after we submit our regulatory applications to such regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and other regulations and laws for the manufacture of relugolix drug substance and drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they may not be able to secure or maintain regulatory approvals for their manufacturing facilities and any applications that we submit to the FDA or other regulatory authorities that list those manufacturing facilities may be negatively affected. Our third-party contract manufacturing facilities must also be in an acceptable state of cGMP compliance and not be subject to a cGMP related regulatory or enforcement action that limits their ability to manufacture drug substance or drug product. For example, if any of the drug substance supplied by a contract manufacturing partner cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of relugolix, if approved, could be significantly delayed or otherwise adversely affected. The FDA or other regulatory authority may withhold approval of any pending regulatory applications or supplements in which non-complaint manufacturing facilities are listed.
In June 2020, Takeda received a warning letter from the FDA which indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following its routine inspection of aseptic finished pharmaceuticals manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (“Hikari Facility”). We initially listed both Takeda and Excella as contract manufacturing organizations (“CMOs”) in our regulatory filings for the manufacture of relugolix drug substance. We are now procuring the commercial relugolix drug substance for U.S. ORGOVYX solely from Excella. We have removed the Hikari Facility as a manufacturing site from our NDA submissions and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for ORGOVYX and our other anticipated launches, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation delays, or other reasons, our development plans and commercialization of ORGOVYX and any of our other product candidates could be significantly delayed or otherwise adversely affected.
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
Further, our reliance on third-party manufacturers entails various risks, including:
•delay or inability to manufacture ORGOVYX or relugolix combination tablet;
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
•reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell ORGOVYX, relugolix combination tablet or MVT-602, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
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
We are exposed to the risk that our employees, independent contractors, advisers, including third-party manufacturers, principal investigators, consultants, commercial collaboration partners, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including: those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; laws that require manufacturing by cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy laws; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive regulations intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” and “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S., which could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical studies, creating fraudulent data in our nonclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.

Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition.
The COVID-19 pandemic may materially and adversely affect our business and financial condition. For example, the majority of our employees have been subject to “shelter-in-place” orders resulting from the COVID-19 pandemic that require our employees to work from home with limited exceptions. Employees may be less efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. In addition, we rely on third parties in the U.S. and in various parts of the world to assist in the conduct of our clinical studies and to supply us with sufficient drug supplies. Our ability to ensure continuous clinical drug supply to patients and our ability to ensure continuous patient follow up and data monitoring for our ongoing clinical studies may be adversely impacted. Likewise, while we currently expect that the drug supply we have on hand or expect to procure will be sufficient to support our ongoing clinical studies, our ORGOVYX commercial launch, and anticipated commercial launches of relugolix combination tablet, our supply chain for raw materials, drug substance and drug product is worldwide, and the continued spread of the coronavirus and the duration of its impact on the ability of our suppliers to operate could negatively impact our manufacturing supply chain for ORGOVYX, for any other product candidates that may receive regulatory approval, or for clinical trial materials. If disruptions to our supply chain persist for an extended period of time, our clinical study timelines, our financial condition and our results of operations may be negatively impacted.
The COVID-19 pandemic has made it more difficult for our medical affairs team to present scientific data and for our regional medical advisors to engage potential prescribers in scientific exchange. Multiple medical conferences have been canceled, postponed or moved to virtual formats, resulting in fewer opportunities to present our scientific data and our medical affairs team members can only communicate virtually making it more difficult to educate and engage in scientific exchange.
In addition, the COVID-19 pandemic may impact the FDA’s review process and timing of potential approval of our product candidates. Regulatory agency pre-approval inspections are now limited, and it is not clear if virtual inspections will be required and acceptable.
The COVID-19 pandemic may negatively impact our ability to rapidly and effectively educate potential prescribers and payers and, successfully commercialize ORGOVYX and our other product candidates, if approved. We commercially launched ORGOVYX in January 2021, and may launch other approved product candidates in the COVID-19 environment. In response to the COVID-19 pandemic, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in fewer prescriptions. In addition, our sales teams have been and would likely have to continue to make presentations to physicians and the medical community in many cases by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and these virtual meetings may not be as successful as in-person meetings. Reduced access to healthcare providers as a result of social distancing protocols may impact or require adjustment to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities. Travel restrictions may make it more difficult for us to maximize the potential of our third-party market access, marketing and distribution capabilities, such as our relationships with Sunovion, Pfizer, and Richter and provide adequate collaboration and oversight.
The COVID-19 pandemic may negatively impact our ability to attract the human resources required to maintain and build out our commercial capabilities. Conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity.
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
The withdrawal of the United Kingdom (the “U.K.”) from the European Union (the “EU”), commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.
Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the U.K. and the EU was agreed on in December 2020. Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency (“MHRA”) in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
Our internal computer systems, and our third-party collaborators, consultants or contractors, may fail or suffer cybersecurity breaches and data leakage, which could result in a material disruption of our business and operations or liabilities that adversely affect our financial performance.
Our computer systems, as well as those of our contract research organizations (“CROs”), CMOs, third-party logistics providers, third-party collaboration partners, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. We rely on our third-party providers to implement effective security and data recovery measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of the commercialization of ORGOVYX and our drug development programs. For example, the loss of commercialization information, nonclinical or clinical study data from completed, ongoing or planned clinical studies could result in delays in our commercialization, regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data, access or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of any current or future product candidate could be delayed.
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
We have implemented and continue to optimize a company-wide enterprise resource planning (“ERP”) system pertaining to certain business, operational, and finance processes. ERP implementations are complex and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. The implementation and optimization of the ERP system has required, and will continue to require, the investment of significant financial and human resources.
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
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would cease to compel banks to submit to LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under the Sumitomo Dainippon Pharma Loan Agreement is calculated based on LIBOR and, when LIBOR is phased out, we will need to agree with Sumitomo Dainippon Pharma to a new method of calculating the interest rate under the Sumitomo Dainippon Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
Risks Related to Clinical Development and Regulatory Approval
Clinical studies are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We cannot predict with any certainty the timing for commencement or completion of current or future clinical studies.
Any product candidate will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of relugolix combination tablet, relugolix monotherapy tablet, MVT-602, or any other potential future product candidates, which may delay the approval of an NDA or similar application. The clinical study process is also very time-consuming. The commencement and completion of clinical studies may be delayed by several factors, including:
•failure to obtain regulatory approval to commence a study or regulatory actions requiring a hold on any of our clinical studies;

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

We are dependent on the research and development of relugolix and MVT-602 previously conducted by Takeda. If Takeda did not conduct this research and development in compliance with applicable requirements, it could result in increased costs and delays in our development of these product candidates.
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
Reported data or other clinical development announcements by Takeda, its partners or sublicensees, or by our collaboration partners, including Pfizer and Richter may adversely affect our commercialization of ORGOVYX and our clinical development plans.
Takeda, its partners and sublicensees and our collaboration partners, Pfizer and Richter, may be involved in the further clinical development of relugolix. Favorable announcements by Takeda, Pfizer or Richter do not guarantee that the results of our clinical studies will also be favorable as the designs of our clinical studies differ from those of Takeda, Pfizer or Richter. Further, if clinical study or post-marketing adverse events regarding relugolix are reported, or subsequent announcements by our partners regarding relugolix are unfavorable, it could negatively impact our commercialization of ORGOVYX and our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. For example, Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of FDA’s (or other regulatory authority) evaluation. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals, we will not be able to commercialize relugolix combination tablet, relugolix monotherapy tablet, or MVT-602, and our ability to generate product revenue will be materially impaired.
We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We are not permitted to market our product candidates in the U.S. until we receive approval of NDAs or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries. Obtaining approval of an NDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates. The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Obtaining approval of an NDA from the FDA or a regulatory approval from a regulatory authority outside the U.S. is an expensive process. The submission of NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. We may incur additional costs in the future for our anticipated regulatory submissions, including the fees associated with NDA and foreign equivalent submissions.
Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of our product candidates for the specified indication. The process of responding to the FDA or other regulatory authorities’ information requests in the review process, potentially preparing for and appearing at a public advisory committee or oral hearing and preparing our manufacturers and investigators to successfully complete inspections by the FDA or other regulatory authorities during the approval process requires significant human and financial resources. If the information from our completed clinical studies is insufficient to support regulatory approvals, we may have to complete ongoing or additional clinical studies. For example, GnRH receptor antagonists, like relugolix, when taken alone, may cause loss of bone mineral density due to the induced hypoestrogenic state that may limit duration of use. This risk, and a related risk of hot flash or vasomotor symptoms, may be mitigated by the co-

administration of relugolix in combination with low-dose estradiol and a progestin. A key part of our relugolix clinical development strategy has been to formulate a single-tablet fixed-dose combination of relugolix with low-dose estradiol and a progestin (relugolix combination tablet) to maintain bone health and mitigate side effects of a low-estrogen state such as vasomotor symptoms, and to facilitate patient convenience and compliance. If the FDA or another regulatory authority concludes that the data from these studies are insufficient to support regulatory approvals, we may be required to conduct further studies and we could face delays and increased expenses associated with our development programs and our commercial opportunity could be limited. If we are not able to obtain required regulatory approvals for relugolix combination tablet or if our competitors obtain regulatory approval of a fixed-dose combination with hormonal therapy before we do, we would be at a competitive disadvantage and this could limit our commercial opportunity.
We rely on third-party CROs and consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approvals or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate product revenue. Despite efforts at compliance, from time to time, we or our partners may receive notices of manufacturing, quality-related, or other observations following inspections by regulatory authorities, as well as official agency correspondence regarding compliance. For example, in June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at the Hikari Facility. The Hikari Facility is one of two CMOs included in our initial regulatory filings for the manufacture of relugolix drug substance (“API”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished pharmaceuticals. Although API manufacturing was not included in the scope of the FDA’s inspection that led to the warning letter, the Hikari Facility is classified under one FDA Establishment Identifier and the facility has a common quality system. We are now procuring the commercial relugolix drug substance for U.S. ORGOVYX solely from Excella, pursuant to the Commercial Manufacturing and Supply Agreement we have with Excella. Due to the warning letter, we have removed the Hikari Facility as a manufacturing site from our NDA submissions and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for our commercialization, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation, or other reasons, our development plans and commercialization of our product candidates could be significantly delayed or otherwise adversely affected.
Even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.
To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. We are reliant, in part, upon the regulatory expertise of Richter to gain approval for relugolix combination tablet in the licensed territories to Richter and are completely reliant on Richter to generate revenue in the licensed territories to Richter. If we or Richter fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

ORGOVYX, relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could halt, delay or prevent their commercialization, regulatory approval or limit the scope of any approved label or market acceptance.
Adverse events associated with ORGOVYX could cause U.S. regulatory authorities to interrupt, delay or halt commercialization of ORGOVYX. Further, adverse events associated with relugolix combination therapy, relugolix monotherapy, or MVT-602 could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical studies for relugolix combination therapy, relugolix monotherapy or MVT-602 or any future product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.
In addition, if post-marketing adverse events related to Relumina® are reported, it could negatively impact our clinical development plans for relugolix.
If ORGOVYX causes, or any of our product candidates are approved and then cause, serious or unexpected side effects, a number of potentially significant negative consequences could result, including:
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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing ORGOVYX and our other product candidates.
Even though we have obtained regulatory approval for ORGOVYX in the U.S., or if we obtain regulatory approval for our other product candidates, we face or will still face extensive regulatory requirements and our products may face future development risks and regulatory difficulties.
ORGOVYX, and any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, are and will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping, and cGCP requirements for any clinical studies that we conduct post-approval.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions-including in some cases, a boxed warning, be included in the product labeling. Even if any product candidate receives marketing approval, if the indication approved by regulatory authorities is narrower than we expect or the accompanying label limits the approved use of our product, our sales of products could be limited and we may not generate significant revenue from sales of our products.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including those discussed in the Risk Factor titled, “ORGOVYX, relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could halt, delay or prevent their commercialization, regulatory approval or limit the scope of any approved label or market acceptance.”
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
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare Part D, Medicaid, and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price, and other harm to our business, financial condition, and results of operations. Defending against any such actions can be costly, time- consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
Risks Related to Our Dependence on Third Parties
We are dependent upon our collaborative relationships with collaboration partners to further develop, fund, manufacture and commercialize ORGOVYX, relugolix combination tablet and our other product candidates. If such relationships are unsuccessful, or if a collaboration partner terminates its collaboration agreement with us, it could negatively impact our ability to conduct our business and generate product revenue.
On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the Co-Promotion Territory. Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology in the Pfizer Territory. We and Pfizer will equally share profits and certain expenses for ORGOVYX and relugolix combination tablet. In the Co-Promotion Territory, we will be the principal on all sales transactions with third parties and will recognize 100% of product sales to third parties as revenue from contracts with customers. In addition to the Pfizer Collaboration and License Agreement, we have entered into collaboration arrangements with other collaboration partners. On August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX for prostate cancer and relugolix combination tablet for uterine fibroids and endometriosis. On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which, among other things, Richter will be responsible for all commercialization activities for relugolix combination tablet for uterine fibroids and endometriosis in certain territories outside of the U.S.
We are subject to a number of risks associated with our dependence on our collaborative relationship with our collaboration partners, including:
•our collaboration partners may terminate their collaboration agreements with us for reasons specified in the collaboration agreements, including our breach;
•the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities, including development and commercialization activities, currently performed by our collaboration partners in the event that a collaboration partner was to terminate its collaboration with us;
•adverse decisions by a collaboration partner regarding the amount and timing of resource expenditures for the commercialization, distribution and sale of ORGOVYX or relugolix combination tablet;
•failure by a collaboration partner to perform its duties under its collaboration agreement with us;
•decisions by a collaboration partner to prioritize other of its present or future products more highly than ORGOVYX or our other product candidates when it performs its duties;
•possible disagreements with a collaboration partner as to the timing, nature and extent of our development plans or distribution and sale plans;
•the financial returns to us, if any, under our collaboration agreements with Pfizer and Richter, depend in large part on the achievement of milestones and generation of product sales, and if Pfizer or Richter fail to perform or satisfy their obligations under the collaboration agreements, the development and commercialization of ORGOVYX and relugolix combination tablet could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.
Due to these factors and other possible disagreements with our collaboration partners, we may be delayed or prevented from further developing, manufacturing or commercializing ORGOVYX, relugolix combination tablet or our other product candidates or we may become involved in litigation or arbitration, which would be time consuming and expensive.
If any collaboration partner were to terminate our collaborative relationship with it unilaterally, we would need to undertake development, commercialization or distribution or sale activities for ORGOVYX, relugolix combination tablet and other product candidates solely at our own expense and/or seek one or more other partners for some or all of these activities in the U.S. or worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for ORGOVYX, relugolix combination tablet and our product candidates and could prevent us from effectively commercializing ORGOVYX, relugolix combination tablet and our other product candidates. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our relationship with our current collaboration partners.
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
Third party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development of relugolix combination therapy, relugolix monotherapy, MVT-602, and commercialization of ORGOVYX and any future product candidate.
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
Because we expect to rely on third parties to manufacture ORGOVYX and other clinical trial materials, and any future product candidates, and we expect to collaborate with third parties on the development of relugolix, MVT-602, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint R&D programs that may require us to share trade secrets under the terms of our R&D partnerships, market access, distribution or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
Risks Related to Our Being a Controlled Company
We have agreements with Sumitovant, our majority shareholder, and with Sumitovant’s parent, Sumitomo Dainippon Pharma, and their affiliates, including Sunovion, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or Sumitomo Dainippon Pharma will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Dainippon Pharma, and their affiliates, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to a loan agreement with Sumitomo Dainippon Pharma that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. In addition, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Dainippon Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Dainippon Pharma, such as the ability of Sumitomo Dainippon Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and provide Sumitomo Dainippon Pharma with certain information and give them access to certain of our records. We also entered into a consulting agreement with Sumitovant pursuant to which Sumitovant provides consulting services to us to support us in commercial planning, commercial launch activities and implementation, pursuant to which Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of our board of directors, provides services to us on behalf of Sumitovant. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Dainippon Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of our product candidates. We may enter into additional agreements with Sumitovant or Sumitomo Dainippon Pharma or their affiliates in the future. Sumitovant and Sumitomo Dainippon Pharma and its affiliates may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Dainippon Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee comprised of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant, Sumitomo Dainippon Pharma and Sunovion may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Dainippon Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of our product candidates.
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

We believe that we and our non-U.S. subsidiaries will be classified as CFCs in the current taxable year as a result of certain constructive ownership rules. For any U.S. holders who hold 10% or more of the vote or value of our common shares directly or indirectly, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares.
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
We expect to hire additional employees, including in our commercial department. The market for talent in our industry is very competitive. Many of the other pharmaceutical companies we compete against for qualified personnel have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we have to offer. It is particularly difficult to hire new employees during the COVID-19 pandemic as conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity.
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
•inability to commercialize our products or any future product candidates;
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
Our operating results may fluctuate significantly and our future operating results could fall below expectations. The market price of our common shares has been and is likely to continue to be highly volatile, and you may lose some or all of your investment.
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to significant fluctuations in response to a variety of factors. Our quarterly and annual operating results may fluctuate significantly in the future. Any future net product revenue will depend on the successful commercialization and sales of ORGOVYX and any other product candidates that receive marketing approval. Any future regulatory milestones, sales milestones and royalty payments we are eligible to earn from Pfizer under terms of the Pfizer Collaboration and License Agreement and from Richter under the terms of the Richter Development and Commercialization Agreement, or any potential future collaboration and license agreements, if any, will depend on the achievement of the underlying milestone event or level of sales activity. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:
•the price, level of demand, and net revenues for our products, which may vary significantly as they are launched and compete for position in the marketplace;
•the extent to which reimbursement and coverage is available from government and private payors such as Medicare Part D, Medicaid, insurance companies, health maintenance organizations and other plan administrators with respect to ORGOVYX and our other product candidates, if approved, and the competitive response from existing and potential future therapeutic approaches that compete with our product candidates;
•inability to obtain additional funding, or investor perception that we may be unable to obtain additional funding, if needed, or funding on desirable terms;
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
•inability to maintain or hire a qualified sales force;
•inability to establish and maintain commercial capabilities and expertise including product marketing, sales, trade and distribution, pricing, market access, data analytics and insights, and other commercial operations functions;
•adverse developments or perceived adverse developments with respect to vendors on which we rely, including CMOs, CROs and third-party logistics providers;
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
•adverse developments or perceived adverse developments with respect to our manufacturing, collaboration and alliance partners and affiliates, including Takeda, Excella, Sumitovant, Sumitomo Dainippon Pharma, Sunovion, Pfizer, and/or Richter;
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
•any changes in our relationships with Sumitomo Dainippon Pharma, Sumitovant, Sunovion and/or their respective affiliates, or actions taken or omission of actions with respect to the Sumitomo Dainippon Pharma Loan Agreement, the Investor Rights Agreement, the Market Access Services Agreement or under the other agreements we entered with Sumitomo Dainippon Pharma, Sumitovant, Sunovion and their respective affiliates;
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
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated operating results and/or earnings guidance that we may provide.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On February 8, 2021, Myovant Sciences, Inc. entered into an incentive bonus letter with each of: Frank Karbe, our Principal Financial and Accounting Officer; Matthew Lang, our General Counsel and Corporate Secretary; and Juan Camilo Arjona Ferreira, our Chief Medical Officer (each, an “executive officer”).
The amount of the incentive bonus opportunity awarded to each executive officer equals a percentage of his base salary for the fiscal year ending on March 31, 2021, as follows: 175% with respect to Mr. Karbe and Mr. Lang; and 125% with respect to Mr. Arjona Ferreira. The incentive bonus will be paid within 30 days following June 30, 2022 (the “Vesting Date”), subject to such executive officer’s continued employment through the Vesting Date, his performance of his duties at a satisfactory level, as determined by us in our sole discretion, and his execution of a release of claims in a customary form to be provided by us.
If an executive officer’s employment is involuntarily terminated by us without cause or due to his death or disability, before the Vesting Date, the incentive bonus will become payable and will be made within 30 calendar days after his termination date. However, if before the Vesting Date, the executive officer voluntarily resigns, except for “good reason,” or if his employment is terminated by us for “cause,” such bonus will not vest and will be forfeited. The definitions of “cause” and “good reason” are set forth in each executive officer’s respective individual employment agreement.

Item 6. Exhibits

Exhibit Number	Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2	Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3	Fifth Amended and Restated Bye-laws.	10-Q	001-37929	3.3	02/10/2020
10.1†*	Amendment to Consulting Agreement, dated November 11, 2020, by and between the Registrant and Sumitovant BioPharma, Inc.
10.2†*	Amendment No. 3 to License Agreement, dated December 15, 2020, by and between the Registrant and Takeda Pharmaceuticals International AG.
10.3†	Commitment Letter Amendment Letter, dated December 22, 2020, by and between Sumitomo Dainippon Pharma Co., Ltd. and the Registrant.
10.4†*	Amendment No.1 to Market Access Services Agreement, dated as of December 14, 2020, by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH.
10.5†*	Collaboration and License Agreement, dated December 26, 2020, by and between Myovant Sciences GmbH and Pfizer Inc.
31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Date: February 11, 2021