Form 10-K
period 2021-03-31
Myovant Sciences Ltd.
filed 2021-05-11
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§ 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter ended September 30, 2020 was approximately $559,121,548 based on the last reported sale price of the registrant’s common shares as reported on the New York Stock Exchange on September 30, 2020 of $14.05 per common share. Common shares held by our majority shareholder, Sumitovant Biopharma Ltd. and each officer and director have been excluded in that such persons, on such dates, may have been deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of the registrant’s common shares, $0.000017727 par value per share, outstanding on May 6, 2021, was 91,480,278.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual General Meeting of Shareholders (the “2021 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MYOVANT SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2021

PART I.
Information Relating to Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.
The forward-looking statements appearing in several places throughout this Annual Report include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•our and our collaboration partners’ ability to successfully plan for and commercialize ORGOVYX, as well as any other product candidates such as relugolix combination tablet, if approved;
•the success and anticipated timing of our clinical studies for our product candidates;
•the anticipated start dates, durations and completion dates of our ongoing and future nonclinical and clinical studies;
•the anticipated designs of our future clinical studies;
•the anticipated future regulatory submissions and the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•our ability to procure sufficient quantities of commercial relugolix drug substance and drug product from approved third party CMOs;
•our ability to achieve commercial sales of any approved products, whether alone or in collaboration with others;
•our ability to obtain and maintain reimbursement and coverage from government and private payers for our products if commercialized;
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
•our ability to raise additional capital if needed, on terms acceptable to us;
•industry trends;

•developments and projections relating to our competitors or our industry;
•the success of competing drugs that are or may become available; and
•the impact of pandemics, epidemics or outbreaks of infectious diseases, including the effect that the COVID-19 pandemic and related “shelter-in-place” orders and other measures will have on our business operations, financial conditions and results of operations.
Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, particularly in the section titled “Risk Factors” set forth in Part I. Item 1A. of this Annual Report, and in our other filings with the United States Securities and Exchange Commission (“SEC”). These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Trademarks and Certain Terms
In this Annual Report, references to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries on a consolidated basis, unless the context otherwise provides. All brand names or trademarks appearing in this Annual Report are the property of their respective owners.
Risk Factor Summary
Below is a summary of the material factors that make an investment in our common shares speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the heading “Risk Factors” in Item 1A of Part 1 of this Annual Report. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Item 1A of Part I of this Annual Report as part of your evaluation of an investment in our common shares.
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
•ORGOVYX may fail to achieve the degree of market acceptance by physicians, patients, third-party payers or others in the medical community necessary for commercial success, which would negatively impact our business.
•If we and Pfizer are unable to effectively market and sell ORGOVYX, the commercialization of ORGOVYX will not be successful and our business will be harmed.
•Failure to successfully obtain coverage and reimbursement for ORGOVYX in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
•We face substantial competition in the commercialization of ORGOVYX, and our operating results will suffer if we fail to compete effectively.

Risks Related to Our Financial Position and Capital Requirements
•If we do not have adequate funds to cover our development and commercialization activities, we may have to raise additional capital or curtail or cease operations. We may not be able to obtain funding through public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources.
•We are required to meet certain terms and conditions to draw down funds under the Sumitomo Dainippon Pharma Loan Agreement. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Dainippon Pharma Loan Agreement. Further, we may be obligated to repay the loans prior to their scheduled maturity date under certain circumstances.
Risks Related to Our Business Operations
•The terms of the Sumitomo Dainippon Pharma Loan Agreement place restrictions on our operating and financial flexibility.
•We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products.
Risks Related to Clinical Development and Regulatory Approval
•Clinical studies are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We cannot predict with any certainty the timing for commencement or completion of current or future clinical studies.
•The results of our clinical studies may not support our proposed claims for our product candidates. The results of previous clinical studies may not be predictive of future results, and interim or top-line data may be subject to change or qualification based on the complete analysis of data.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals, we will not be able to commercialize relugolix combination tablet, relugolix monotherapy tablet, or MVT-602, and our ability to generate net product revenue will be materially impaired.
•Relugolix combination therapy, relugolix monotherapy and MVT-602 may cause adverse effects or have other properties that could halt, delay or prevent their commercialization, regulatory approval or limit the scope of any approved label or market acceptance.
Risks Related to Our Dependence on Third Parties
•We are dependent upon our relationships with collaboration partners to further develop, fund, manufacture and commercialize ORGOVYX, relugolix combination tablet and our other product candidates. If such relationships are unsuccessful, or if a collaboration partner terminates its collaboration agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration partner to perform its duties under its collaboration agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.
•We are reliant on third parties to conduct, manage, and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
Risks Related to Our Intellectual Property
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

Risks Related to Our Being a Controlled Company
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
Item 1. Business
Overview
We are a biopharmaceutical company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. ORGOVYXTM (relugolix) was approved by the U.S. Food and Drug Administration (“FDA”) in 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer. Relugolix is also under regulatory review in Europe for men with advanced prostate cancer. In addition, relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) is under regulatory review in the U.S. and Europe for women with uterine fibroids, has completed Phase 3 registration-enabling studies for women with endometriosis, and is being assessed for contraceptive efficacy in healthy women ages 18-35 years who are at risk for pregnancy. We are also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have devoted substantially all of our efforts to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing the clinical development of our product candidates, preparing for and achieving regulatory approvals, and preparing for and executing on commercialization of our product candidates. Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and milestone payments received from Pfizer Inc. (“Pfizer”) and Gedeon Richter Plc. (“Richter”). We launched our first product, ORGOVYX, in the U.S. in January 2021 and began generating product revenue, net from sales of ORGOVYX in the U.S. in January 2021.
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of March 31, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.5%, of our outstanding common shares.
Strategy
Our goal is to be a leading biopharmaceutical company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. The key elements of our strategy to achieve this goal include the following:
•successfully commercialize ORGOVYX in the U.S. for the treatment of adult men with advanced prostate cancer and seek regulatory approval to commercialize relugolix monotherapy tablet in other markets;
•seek regulatory approval and prepare for potential commercialization of relugolix combination tablet for the treatment of women with uterine fibroids and for women with pain associated with endometriosis;
•leverage our collaboration with Pfizer to maximize the commercial potential of ORGOVYX and relugolix combination tablet in the U.S. and Canada, while continuing to invest in the clinical development of relugolix for additional potential indications;
•leverage our collaboration with Richter to seek regulatory approval and commercialize relugolix combination tablet for the treatment of uterine fibroids and endometriosis in certain territories outside of the U.S.;
•advance assessment and potential clinical development of MVT-602;
•expand our product portfolio and pipeline by advancing our existing product candidates and/or acquiring or in-licensing additional clinical-stage product candidates or commercial-stage products in a capital-efficient manner;
•deliver operational excellence while upholding the highest ethical and compliance standards in our business practices; and
•foster our values-based culture that embraces diversity, and attract and retain highly skilled employees that value and contribute to the advancement of our patient-focused mission.

Our Product and Product Candidates
The following table summarizes the status of our product and product candidates and is followed by detailed descriptions of each program.
Relugolix in General
Relugolix is an oral, once-daily, small molecule that acts as a gonadotropin-releasing hormone (“GnRH”) receptor antagonist that binds to and inhibits GnRH receptors in the anterior pituitary gland. Inhibition of GnRH receptors decreases the release of gonadotropins (luteinizing hormone (“LH”) and follicle-stimulating hormone (“FSH”)), thereby decreasing the downstream production of estrogen and progesterone by the ovaries in women and testosterone by the testes in men.
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our programs: advanced prostate cancer; heavy menstrual bleeding associated with uterine fibroids; pain associated with endometriosis; and prevention of pregnancy. The direct and rapid action of relugolix on the pituitary-gonadal axis is distinct from approved luteinizing hormone-releasing hormone (“LHRH”) agonists which are administered as depot injections and result in an initial surge in levels of gonadotropins, and estrogen and progesterone or testosterone, before resulting in pituitary desensitization and a fall in hormone levels over weeks. Approved LHRH agonist injections such as leuprolide acetate are used in women to treat the symptoms of uterine fibroids and endometriosis, but the adoption and duration of use is limited due to bone mineral density loss and vasomotor symptoms (such as hot flushes).

Uterine Fibroids
Uterine fibroids, also known as uterine myomas or leiomyomas, are non-cancerous tumors that develop in the muscular wall of the uterus and are among the most common reproductive tract tumors in women. In addition to an individual’s genetic predisposition, estrogens are well known to play an important role in the regulation of fibroid growth. Although uterine fibroids are benign tumors, they may cause debilitating symptoms such as heavy and prolonged menstrual bleeding, heavy or painful periods, anemia, abdominal pain, backache, increased abdominal girth and bloating, urinary frequency or retention, constipation or painful defecation, pregnancy loss, painful intercourse and, in some cases, infertility. These symptoms can also lead to loss of productivity at work, limitations in normal activities of daily living, and social embarrassment. For most women, uterine fibroids and associated symptoms resolve at menopause when estrogen and progesterone levels fall.
We estimate that over 25% of women of reproductive age in the U.S., or approximately 19 million women, have uterine fibroids. Of those, approximately five million women are estimated to experience symptoms of uterine fibroids, approximately three million of whom are inadequately treated by current medical therapy and require further treatment.
The current approach to treating uterine fibroids includes both medical and surgical options. The recommended treatment for a given patient is dependent on factors such as the patient’s desire to become pregnant in the future, the importance of uterine preservation, symptom severity, and tumor characteristics. Medical options include oral contraceptives, GnRH antagonists, tranexamic acid, and LHRH agonists.
The current standard of care for the treatment of patients with mild symptoms includes the use of oral or other hormonal contraceptives or nonsteroidal anti-inflammatory drugs (“NSAIDs”), which are generally prescribed at the time of initial diagnosis. These therapeutic options, however, often do not provide sufficient relief to the many patients with more moderate-to-severe symptoms. These women require additional treatment to relieve excessive bleeding and pain. Tranexamic acid, an antifibrinolytic agent, is approved for use to treat heavy menstrual bleeding. LHRH agonists are used for short-term therapy and may involve low-dose estradiol and progestin hormonal combination therapy to mitigate the side effect of bone mineral density loss and reduce vasomotor symptoms generally associated with LHRH agonists. Recently the GnRH antagonist elagolix in combination with estradiol and a progestin, was approved for the management of heavy menstrual bleeding associated with uterine fibroids providing one new medical treatment option. However, treatment requires twice daily dosing and is associated with hot flashes and progressive bone loss. Other invasive procedures such as endometrial ablation and uterine artery embolization may also be tried. Surgical intervention, such as myomectomy or hysterectomy, are often used to treat the heavy bleeding and symptoms associated with uterine fibroids; however, these procedures may result in post-operative complications, complications with future pregnancy, or as is the case in hysterectomies, preclude the potential for future pregnancies. Even if a future pregnancy is not desired, many women prefer to avoid surgical intervention. However, heavy menstrual bleeding associated with uterine fibroids is a leading cause of hysterectomy, resulting in approximately 250,000 hysterectomies per year in the U.S. alone.
Endometriosis
Endometriosis is an estrogen-dependent, inflammatory disease in which tissue similar to the lining of the uterus is found outside the uterine cavity. Endometriosis lesions commonly appear in the lower abdomen or pelvis or on ovaries, the bladder, or the colon. During the menstrual cycle, the lesions grow, differentiate, and shed into the abdomen, thereby inducing a cascade of inflammatory events. Endometriosis may cause debilitating symptoms such as dysmenorrhea (menstrual pain), non-menstrual pelvic pain, dyspareunia (painful intercourse), heavy bleeding, fatigue, and infertility. Endometriosis can also impact general physical, mental, and social well-being.
We estimate that endometriosis affects approximately 10% of women of reproductive age and, in the U.S., can take approximately 4-11 years from the onset of symptoms to accurately diagnose, often leading to unnecessary or inappropriate treatment. We estimate that approximately six million women in the U.S. suffer from symptomatic endometriosis, approximately one million of whom are inadequately treated by oral contraceptives and require additional treatment.
Similar to uterine fibroids, lowering estrogen levels has been shown to reduce pain associated with endometriosis, and there are a variety of medical and surgical treatments available. Initial treatment usually involves over-the-counter pain medications, including NSAIDs, because pain is the primary symptom. Hormonal contraceptives are also commonly used. In more severe cases, LHRH agonists such as leuprolide are used for short-term treatment and may involve hormonal add-back therapy with an estrogen and/or a progestin. The FDA has approved Lupaneta Pack (leuprolide administered with norethindrone acetate (5 mg)) to treat pain associated with endometriosis while lowering the side effect of bone mineral density loss and reducing vasomotor symptoms. The GnRH antagonist, elagolix, is approved for the management of moderate to severe pain associated with endometriosis. The low dose of elagolix is associated with limited efficacy but is generally well tolerated and can be used for up to two years. The high dose is more efficacious but is associated with a high incidence of hot flashes and progressive loss of bone density and, therefore, can only be used for six months. For many patients, surgical intervention, typically laparoscopy with ablation of endometriotic lesions, is ultimately undertaken to relieve pain, and opioid medications are frequently needed to control pain both before and after surgery. After treatment with hormonal therapy or laparoscopic procedures, recurrence of endometriosis and related symptoms is common, resulting in repeated procedures for many women. In addition, approximately 100,000 endometriosis-related hysterectomies are performed each year in the U.S., although hysterectomy is not a cure for endometriosis and pain associated with endometriosis will not necessarily subside following hysterectomy.
Prevention of Pregnancy
Uterine fibroids and endometriosis occur in premenopausal women who may desire to prevent pregnancy while receiving treatment for their heavy menstrual bleeding or pelvic pain. However, when using medical options like LHRH agonists or GnRH antagonists, the use of effective contraceptives such as combined hormonal contraceptives is not recommended. Their use may reduce the efficacy of treatment with LHRH agonists or GnRH antagonists and, in some cases, the efficacy of the contraceptives may be reduced, and the concomitant use of these therapies may increase the risk of severe and serious adverse events including thromboembolic events.
In our Phase 1 dedicated ovulation inhibition study, treatment with relugolix combination therapy inhibited ovulation in 100% of patients from the first cycle. In addition, ovulation or menses returned in 100% of patients once treatment was discontinued. Based on these data, relugolix combination tablet may provide a treatment option for women with uterine fibroids or endometriosis which also provides reliable prevention of pregnancy. Our Phase 3 SERENE study was recently initiated to demonstrate the contraceptive efficacy of relugolix combination tablet. Although the target population for relugolix combination tablet are women with uterine fibroids or endometriosis, to properly assess the contraceptive efficacy in a fertile population at risk of pregnancy, the SERENE study is being conducted in healthy premenopausal women 18 to 35 years of age.
Advanced Prostate Cancer
Prostate cancer is a potentially lethal disease that starts in the prostate gland in men. Prostate cancer usually grows slowly and is confined, or localized, to the prostate gland. Cancer cells can grow beyond the prostate gland and spread to nearby tissues, also called metastasis. Prostate cancer is the second most prevalent form of cancer in men and the second leading cause of death due to cancer in men in the U.S. Approximately three million men diagnosed with prostate cancer are alive in the U.S., and approximately 250,000 men are newly diagnosed each year, according to the National Cancer Institute.
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
ORGOVYX
On December 18, 2020, the FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer. ORGOVYX, which was granted Priority Review by the FDA, is the first and only oral GnRH receptor antagonist for men with advanced prostate cancer. The approval is based on efficacy and safety data from our Phase 3 HERO study of ORGOVYX in men with advanced prostate cancer.
In the Phase 3 HERO study, ORGOVYX met the primary endpoint and achieved sustained testosterone suppression to castrate levels (< 50 ng/dL) through 48 weeks in 96.7% (95% confidence interval [CI]: 94.9-97.9) of men, compared with 88.8% (95%

CI: 84.6-91.8) of men receiving leuprolide acetate injections, the current standard of care. ORGOVYX also achieved several key secondary endpoints compared to leuprolide acetate, including suppression of testosterone to castrate levels at Day 4 and Day 15 (56% versus 0% and 99% versus 12%, respectively) and profound suppression of testosterone (< 20 ng/dL) at Day 15 (78% versus 1%). ORGOVYX lowered prostate-specific antigen (“PSA”), on average, by 65% at Day 15 and by 83% at Day 29. In a substudy, 55% of men treated with ORGOVYX achieved normal testosterone levels (> 280 ng/dL) or returned to baseline within 90 days of treatment discontinuation. The most frequent adverse events reported in at least 10% of men in the ORGOVYX group, were hot flush, musculoskeletal pain, fatigue, constipation, and mild to moderate diarrhea. In May 2020, efficacy and safety data from the Phase 3 HERO study were published online in the New England Journal of Medicine.
ORGOVYX became commercially available through authorized specialty distributors in the U.S. in early January 2021. Our oncology sales force began promoting ORGOVYX to target prescribers in early January 2021 and the uro-oncology sales force of our collaboration partner, Pfizer, began actively promoting ORGOVYX to target prescribers in early February 2021.
We are committed to ensuring that men in the U.S. who are prescribed ORGOVYX can achieve fair and timely access to ORGOVYX and receive the support they may need throughout their treatment journey. As part of this commitment, we have launched the ORGOVYX Support Program which provides insurance verifications, prior authorizations, copay support for commercially-insured patients, free trial for up to two months of therapy, and patient assistance for qualifying uninsured patients.
On March 29, 2021, we announced that the European Medicines Agency (“EMA”) validated our previously submitted Marketing Authorization Application (“MAA”) for relugolix for the treatment of men with advanced prostate cancer. The validation of the application confirmed that the submission is sufficiently complete for the EMA to begin the formal review process. We currently expect the European Commission decision on this application in calendar year 2022.
We and our collaboration partner, Pfizer, may conduct additional clinical studies to support the commercial potential of relugolix monotherapy.
Relugolix Combination Tablet
We are developing relugolix combination tablet administered orally once-daily, with the goal of maintaining estrogen levels in the low normal range to achieve the long-term benefit of relugolix on symptoms of uterine fibroids and endometriosis, while maintaining bone health and mitigating side effects from a low-estrogen state, such as vasomotor symptoms. We have successfully completed a bioequivalence study, which demonstrated the bioequivalence of relugolix combination tablet with relugolix combination therapy, the co-administered regimen used in the LIBERTY and SPIRIT clinical programs (one relugolix 40 mg tablet plus one tablet containing estradiol 1.0 mg and norethindrone acetate 0.5 mg). We expect to launch in the women’s health indications, if approved, with our single-tablet regimen.
Lowering estrogen and progesterone levels has been demonstrated, including in our two replicate Phase 3 LIBERTY studies and our long-term extension studies, to effectively decrease heavy menstrual bleeding and pain in women with uterine fibroids. These studies were designed to provide data on the safety and efficacy of treatment with relugolix combination therapy for up to two years. Similarly, relugolix combination therapy has been demonstrated in our two replicate Phase 3 SPIRIT studies and our SPIRIT long-term extension study to reduce pelvic pain associated with endometriosis over one year (52 weeks) with minimal and stable bone mineral density loss. Relugolix combination therapy achieved these results while maintaining a generally well-tolerated safety profile. We believe our combination approach has the potential to have a better safety and tolerability profile than the currently approved LHRH agonist therapies and has the potential to be used longer-term. We further believe our single tablet combination approach also has certain benefits over other oral GnRH antagonist therapies that are currently approved or in development. The goal of relugolix combination tablet is to provide women with uterine fibroids and endometriosis a once-daily oral medical alternative to hysterectomy and other invasive procedures often recommended to treat these conditions that is suitable for long-term use. In April 2021, we and Pfizer announced that the first patient has been dosed in the Phase 3 SERENE study, which is designed to assess the potential of relugolix combination tablet to prevent pregnancy, and may complement data from our Phase 3 LIBERTY and SPIRIT programs.
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
The following summarizes the results and status of our LIBERTY program as well as certain recent publications and presentations:
•On May 14, 2019 and July 23, 2019, we announced positive top-line results for the LIBERTY 1 and LIBERTY 2 studies, respectively.
•On February 10, 2020, we announced positive safety and efficacy data from the Phase 3 LIBERTY long-term extension study.
•On March 9, 2020, we announced the submission of a MAA to the EMA for relugolix combination tablet for the treatment of women with moderate to severe symptoms associated with uterine fibroids. This application has completed validation and is now under evaluation by the EMA. We currently expect the European Commission decision on this application in mid-calendar year 2021. If approved, this commercial launch would be executed by Richter, our commercialization partner for relugolix combination tablet for the uterine fibroids and endometriosis indications in Europe and certain other international markets.
•In May 2020, we submitted an NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, which has been accepted by the FDA with a target action date of June 1, 2021. If approved, we and Pfizer expect to launch relugolix combination tablet for the treatment of uterine fibroids in the U.S. in June 2021.
•On September 14, 2020, we announced additional data on bone mineral density in women with uterine fibroids from the LIBERTY program and from a prospective observational study.
•On October 21, 2020, we presented one-year efficacy and safety data from the LIBERTY long-term extension study at the American Society for Reproductive Medicine (“ASRM”) 2020 Virtual Congress.
•In February 2021, we and our collaboration partner, Pfizer, announced publication in the New England Journal of Medicine of the Phase 3 LIBERTY 1 and LIBERTY 2 studies of investigational once-daily relugolix combination therapy in women with uterine fibroids.
•On March 24, 2021, we and Pfizer announced positive safety and efficacy data from the LIBERTY randomized withdrawal study.
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
LIBERTY 2
On July 23, 2019, we announced that LIBERTY 2 met its primary efficacy endpoint and the same six key secondary endpoints as were achieved in LIBERTY 1. Changes in bone mineral density were comparable between the relugolix combination therapy and placebo groups at the end of treatment as was the distribution of the change in bone mineral density, including outliers.
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
In October 2020, we presented a poster at the ASRM 2020 Virtual Congress describing a validated exposure-response model simulating long-term effects of relugolix combination therapy on bone mineral density at the lumbar spine. Simulations from this model were well correlated with the effect of relugolix combination therapy observed in the Phase 3 LIBERTY program and projected maintenance of bone mineral density for at least three years.
LIBERTY Randomized Withdrawal Study
On March 24, 2021, we and Pfizer announced positive safety and efficacy data from the LIBERTY randomized withdrawal study. The LIBERTY randomized withdrawal study (N = 229) was a Phase 3 double-blind, placebo-controlled study that enrolled eligible women who completed the LIBERTY long-term extension study. Eligibility criteria included meeting the responder criteria at one year. Responder criteria were defined as a menstrual blood loss volume of less than 80 mL and a 50% or greater reduction from baseline in menstrual blood loss volume during the last 35 days of treatment measured using the alkaline hematin method. Women were randomized at Week 52 to once-daily relugolix combination therapy or placebo for a one-year double-blind treatment period. Women on placebo with relapse of heavy menstrual bleeding during the study were offered re-treatment with open-label relugolix combination therapy. This study, together with the LIBERTY 1, LIBERTY 2, and LIBERTY long-term extension studies, was designed to provide data on the safety and efficacy of treatment with relugolix combination therapy for up to two years.
The LIBERTY randomized withdrawal study met its primary endpoint with 78.4% of women who continued on relugolix combination therapy achieving the sustained responder rate (menstrual blood loss < 80 mL) through Week 76 compared with 15.1% of women who discontinued treatment and initiated placebo at Week 52 (p < 0.0001). All three key secondary endpoints in the LIBERTY randomized withdrawal study were also achieved, including sustained responder rate at two years (Week 104), time to relapse of heavy menstrual bleeding, and amenorrhea rate (all p < 0.0001). Through two years, 69.8% of women who continued on relugolix combination therapy remained responders. 88.3% of women who discontinued treatment at Week 52 relapsed with heavy menstrual bleeding, with a median time of return to heavy menstrual bleeding of 5.9 weeks.
Bone mineral density was maintained through two years in the subset of women continuously treated with relugolix combination therapy (N = 31). The incidence of adverse events over one additional year of treatment was consistent with those observed in prior studies, with no new safety signals observed. The most commonly reported adverse event in at least 10% of women treated with relugolix combination therapy was nasopharyngitis (inflammation of the nose and pharynx).
Observational Bone Mineral Density Study
This prospective observational study was designed to characterize the longitudinal natural history of bone mineral density in 262 premenopausal women with uterine fibroids over 52 weeks. Women with documented uterine fibroids by imaging who were not receiving treatment with GnRH agonists or antagonists were enrolled contemporaneously from U.S. centers that participated in the LIBERTY studies. Bone mineral density was assessed by DXA at baseline, week 24 and week 52. Mean bone mineral density at the lumbar spine showed minimal changes over the 52-week observational period (0% at week 24 and -0.41% at week 52) and did not appear to be influenced by race or body mass index.
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
Eligible women who completed the SPIRIT 1 or SPIRIT 2 studies were offered the opportunity to enroll in an active treatment long-term extension study in which all women received relugolix combination therapy for an additional 80-week period, resulting in a total treatment period of up to 104 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment.
The co-primary efficacy endpoints for the SPIRIT 1 and SPIRIT 2 studies were the proportion of all women enrolled with reductions in both dysmenorrhea and non-menstrual pelvic pain, as assessed by an endometriosis-specific patient questionnaire based on the Numerical Rating Scale (“NRS”) completed daily on an electronic patient diary, with no increase in background pain medication. The NRS is an 11-point scale with 0 representing “no pain” and 10 representing “the worst pain you can imagine.” Secondary endpoints included additional questionnaires assessing functional changes associated with endometriosis-

specific pain and quality of life, and the use of pain medications to treat endometriosis, including opioid medications. Safety, including bone mineral density changes as measured by DXA, was also assessed.
The following summarizes the results and status of our SPIRIT program as well as certain recent publications and presentations:
•On April 22, 2020 and June 23, 2020, we announced positive top-line results from the SPIRIT 2 and SPIRIT 1 studies, respectively.
•On October 20, 2020, data from the Phase 3 SPIRIT studies were presented at the ASRM 2020 Virtual Congress and the presentation was named the Prize Paper by the Endometriosis Special Interest Group.
•On January 26, 2021, we and Pfizer announced positive one-year safety and efficacy data from the Phase 3 SPIRIT long-term extension study.
Our U.S. regulatory submission to the FDA for relugolix combination tablet for the treatment of women with endometriosis-associated pain is expected in the second quarter of calendar year 2021. We currently expect to submit an MAA to the EMA for relugolix combination tablet for the treatment of women with endometriosis-associated pain in calendar year 2021. Richter will be the MAA sponsor.
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
Bone mineral density remained stable through week 52 in women treated with relugolix combination therapy after minimal, non-clinically meaningful bone loss through week 24. The incidence of adverse events over one year was consistent with that observed in the SPIRIT 1 and SPIRIT 2 studies, with no new safety signals observed. The most commonly reported adverse events in at least 10% of women treated with relugolix combination therapy were headache, nasopharyngitis, and hot flashes. There was one pregnancy reported in the relugolix combination therapy group (n = 278).
We currently expect that results from the Phase 3 SPIRIT long-term extension study will be included in our U.S. regulatory submission for relugolix combination tablet for the treatment of women with endometriosis, anticipated to be submitted to the FDA in the second quarter of calendar year 2021. Results from the 52-week analysis of the Phase 3 SPIRIT long-term extension study are expected to be submitted for presentation at a future scientific meeting and publication in a medical journal.
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
Phase 3 SERENE Study
On April 12, 2021, we and Pfizer announced that the first patient has been dosed in the Phase 3 single-arm, open-label SERENE study evaluating the contraceptive efficacy of relugolix combination tablet in healthy women ages 18-35 years who are at risk for pregnancy.
The SERENE study is designed to enroll 900 sexually active, healthy women ages 18-35 years with presumed normal fertility. The primary efficacy endpoint is the at-risk Pearl Index, defined as the number of on-treatment pregnancies per 100 women-years of treatment. On-treatment pregnancies are pregnancies with an estimated conception date between the first day of study intervention intake up to and including seven days after the last intake of study medication. Women will receive once-daily relugolix combination tablet for 13 28-day at-risk cycles. Safety data will also be collected during the study.
Positive data from the SERENE study could further differentiate relugolix combination tablet by potentially adding the benefit of prevention of pregnancy for women taking relugolix combination tablet for the treatment of uterine fibroids and endometriosis, if approved for these indications.
The findings of our Phase 1 ovulation inhibition study demonstrated that relugolix combination therapy inhibited ovulation in all the study participants and provided the basis for the SERENE study to evaluate whether relugolix combination tablet has the potential to prevent pregnancy in women receiving therapy.
In April 2020, we announced results from a Phase 1 single-arm, open-label ovulation inhibition study to assess the effects of relugolix combination therapy on ovulation inhibition, per the Hoogland-Skouby assessment scale (score < 5). In 67 healthy women over an 84-day treatment period (three cycles), relugolix combination therapy achieved 100% ovulation inhibition and was generally well tolerated. Furthermore, 100% of women resumed ovulation or menses upon discontinuation of treatment, with an average time to ovulation of 23.5 days. Data from this study were previously presented at the ASRM 2020 Virtual Congress.

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

Our Key Agreements
Collaborations and License Agreements
We have collaborations with leading pharmaceutical companies for the commercialization and further development of relugolix. Our collaborations with Pfizer and Richter are described below.
Pfizer Collaboration and License Agreement
On December 26, 2020, our subsidiary, Myovant Sciences GmbH (“MSG”), and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”).
In the Co-Promotion Territory, we and Pfizer will equally share profits and certain expenses. We will remain responsible for regulatory interactions and drug supply and continue to lead clinical development for relugolix combination tablet in the women’s health indications, while development for ORGOVYX will be shared equally among the parties. In the Co-Promotion Territory, we will be the principal on all sales transactions with third parties and will recognize 100% of product sales to third parties.
Pursuant to the terms of the Pfizer Collaboration and License Agreement, we received an upfront payment of $650.0 million in December 2020, and remain eligible to receive up to $3.7 billion of additional milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for relugolix combination tablet in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. In addition, if Pfizer exercises its option to acquire exclusive commercialization and development rights to relugolix in oncology in the Pfizer Territory, we will receive an option exercise fee of $50.0 million, will also be eligible to receive double-digit royalties on net sales of relugolix in the Pfizer Territory, and Pfizer will bear 100% of costs incurred in the Pfizer Territory.
Pursuant to the terms of the Pfizer Collaboration and License Agreement, we will bear Pfizer’s share of Allowable Expenses, up to a maximum of $100.0 million for calendar year 2021 and up to a maximum of $50.0 million for calendar year 2022. Any unused portion will carry over into the subsequent calendar years until we have assumed in aggregate $150.0 million of Pfizer’s share of the Allowable Expenses.
The term of the Pfizer Collaboration and License Agreement continues until no products are sold and all development activities have terminated in the Co-Promotion Territory and, in the case that Pfizer exercises its option for relugolix in the Pfizer Territory, on the last to expire royalty term with respect to a country in the Pfizer Territory. The Pfizer Collaboration and License Agreement may be terminated early by either party for the uncured material breach of the other party or for bankruptcy or other insolvency proceeding of the other party. In addition, Pfizer has certain other termination rights and may terminate the Pfizer Collaboration and License Agreement early upon providing written notice to us pursuant to the terms of the Pfizer Collaboration and License Agreement.
Richter Development and Commercialization Agreement
On March 30, 2020, we entered into an exclusive license agreement with Richter for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the terms of the Richter Development and Commercialization Agreement, we received an upfront payment of $40.0 million on March 31, 2020, and are eligible to receive up to $40.0 million in regulatory milestone payments (of which $10.0 million was received in April 2020), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval.
Under the terms of the Richter Development and Commercialization Agreement, we will continue to lead global development of relugolix combination tablet. We have also agreed to assist Richter in transferring manufacturing technology from our contract manufacturing organizations to Richter to enable Richter to manufacture relugolix combination tablet. We have agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to our agreements with our contract manufacturing organizations. Richter will be responsible for all local clinical development, manufacturing, and all commercialization activities for its territories. We have also granted Richter an option to collaborate with us on relugolix combination tablet for future indications in women’s health other than fertility.

The term of the Richter Development and Commercialization Agreement shall expire on a country-by-country basis upon expiry of the Royalty Term for the Product in a country in the Richter Territory. The Richter Development and Commercialization Agreement may be terminated in its entirety or on a country-by-country basis by mutual consent of the parties, or by either party for the uncured material breach of other party, for bankruptcy of the other party, and for certain other reasons in accordance with the terms of the Richter Development and Commercialization Agreement.
Related Party Agreements
Our majority shareholder is Sumitovant, a wholly-owned subsidiary of Sumitomo Dainippon Pharma. We have agreements with Sumitovant, Sumitomo Dainippon Pharma, and their affiliates, including Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma. These agreements are described below.
Sumitomo Dainippon Pharma Loan Agreement
On December 27, 2019, we and our subsidiary, MSG, entered into a Loan Agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”). Pursuant to the Sumitomo Dainippon Pharma Loan Agreement, Sumitomo Dainippon Pharma agreed to make revolving loans to us in the aggregate principal amount of up to $400.0 million, of which $358.7 million was outstanding as of as March 31, 2021. Additional funds may be drawn down by us once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of our outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Dainippon Pharma Loan Agreement. Loans under the Sumitomo Dainippon Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
Loans under the Sumitomo Dainippon Pharma Loan Agreement bear interest at a rate per annum equal to 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.0% payable on the last day of each calendar quarter. LIBOR is currently expected to be phased out by the end of 2021, and if it becomes unavailable, we and Sumitomo Dainippon Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. Our obligations under the Sumitomo Dainippon Pharma Loan Agreement are fully and unconditionally guaranteed by us and our subsidiaries. The loans and other obligations are senior unsecured obligations of us, MSG, and subsidiary guarantees. The Sumitomo Dainippon Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants.
The Sumitomo Dainippon Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period, cross acceleration to certain other debt, failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries and certain breaches by us under the Investor Rights Agreement. Upon the occurrence of an event of default, a default interest rate of an additional 5% will apply to the outstanding principal amount of the loans, Sumitomo Dainippon Pharma may terminate its obligations to make loans to us and declare the principal amount of loans to become immediately due and payable, and Sumitomo Dainippon Pharma may take such other actions as set forth in the Sumitomo Dainippon Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Dainippon Pharma to make loans to us would automatically terminate and the principal amount of the loans would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Dainippon Pharma to maintain the loans under the Sumitomo Dainippon Pharma Loan Agreement or within 30 days of a change of control with respect to us, we would be required to repay the outstanding principal amount of the loans.
Sumitomo Dainippon Pharma Loan Commitment
On August 5, 2020, we obtained a debt commitment letter from Sumitomo Dainippon Pharma, as amended by a letter dated September 29, 2020, and then further amended by a letter dated December 22, 2020, pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma committed to enter into a new $200.0 million unsecured, low-interest, five-year term loan facility. The 2020 Commitment Letter expired in March 2021.
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
Market Access Services Agreement
On August 1, 2020, our subsidiary, MSG, entered into the Market Access Services Agreement, as amended, with Sunovion. Pursuant to the Market Access Services Agreement, among other things, Sunovion agreed to provide to MSG certain market access services with respect to the distribution and sale of ORGOVYX (“Prostate Cancer Product”) and relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) (“Women’s Health Product,” and collectively with Prostate Cancer Product, the “Products”, and each a “Product”), including, among other things: (i) adding the Products to Sunovion’s agreements with its third party logistics providers; (ii) adding the Women’s Health Product to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks and negotiating rates for the Products with certain market access customers; (iii) providing order-to-cash services; (iv) providing certain employees to provide market access account director services; (v) performing activities required in connection with supporting and maintaining contracts between us and market access customers for the coverage, purchase, or dispensing of the Products; (vi) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to the Products; (vii) providing MSG with price reporting metrics and other information required to allow us to comply with applicable government price reporting requirements; (viii) coordinating with MSG and any applicable wholesalers and distributors to address any recalls, investigations, or product holds; (ix) configuring, or causing to be configured, the appropriate software systems to enable Sunovion to perform its obligations under the Market Access Services Agreement; and (x) providing training and certain other ancillary support services to facilitate the foregoing. Pursuant to this agreement, Sunovion will also provide certain services to us to enable us to comply with our obligations under the State Transparency Laws.
MSG, in turn, appointed Sunovion as the exclusive distributor of the Women’s Health Product and a non-exclusive distributor of the Prostate Cancer Product, each in the United States, including all of its territories and possessions.
In order to facilitate Sunovion’s provision of these services, MSG agreed, among other things, to: (i) grant Sunovion a non-exclusive license under all intellectual property owned or controlled by MSG, solely for Sunovion’s use in connection with its performance of the contemplated services; (ii) provide Sunovion periodic reports of sales projections and estimated volume requirements, as well as such other information as Sunovion reasonably requests or may need to perform the services; (iii) comply with the provisions of any agreements between Sunovion and third parties pursuant to which the Products will be distributed or sold; (iv) cooperate with certain investigations related to orders and audits of MSG’s quality systems solely related, as reasonably determined by us, to Sunovion’s performance of certain regulatory services, at Sunovion’s costs; and (v) promptly notify Sunovion in the event relugolix is recalled.
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
Sumitovant Consulting Agreement
On May 18, 2020, we and Sumitovant entered into a consulting agreement, as amended on November 9, 2020, pursuant to which Sumitovant provided consulting services to us to support us in commercial planning, commercial launch activities and implementation. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of our board of directors, provided services to us on behalf of Sumitovant under this agreement. The term of the consulting agreement with Sumitovant expired on March 31, 2021.
Other Agreements
Takeda License Agreement
On April 29, 2016, we entered into a License Agreement with Takeda (as subsequently amended, the “Takeda License Agreement”) pursuant to which Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda Limited”), the originator of relugolix, granted to us an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. The territory for our exclusive license for relugolix covers all countries worldwide, except that Takeda retains exclusive rights to Japan, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand, and Vietnam (including, in each case, the territories and possession of each of the foregoing), which we collectively refer to as the Takeda Territory. Takeda has granted us a nonexclusive license in the Takeda Territory to manufacture relugolix and to conduct development of relugolix for prostate cancer solely for the purpose of developing, manufacturing and commercializing relugolix in our territory. The territory for our exclusive license for MVT-602 covers all countries worldwide. Our license includes a right of reference to regulatory materials related to relugolix and MVT-602 controlled by Takeda. On May 31, 2018, Takeda announced that they entered into a licensing agreement granting ASKA Pharmaceutical Co., Ltd. exclusive commercialization rights for uterine fibroids and exclusive development and commercialization rights for endometriosis in Japan.
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
Takeda Supply Agreements
In June 2016, we and one of Takeda’s affiliates, Takeda Limited, entered into an agreement for the manufacture and supply of relugolix. Under this agreement, Takeda Limited supplied us with, and we obtained from Takeda Limited, all of our requirements for relugolix drug substance and drug product that were used under our development plans.
On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda (the “Takeda Commercial Supply Agreement”) pursuant to which Takeda agreed to supply us with and we agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications. For relugolix drug substance manufactured or delivered on or after December 31, 2019, we will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year. Takeda has also assisted with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of our subsidiary, MSG.
The initial term of the Takeda Commercial Supply Agreement began on May 30, 2018, and will continue for five years. At the end of the initial term, the Takeda Commercial Supply Agreement will automatically renew for successive one-year terms, unless either party gives notice of termination to the other at least 12 months prior to the end of the then-current term. The Takeda Commercial Supply Agreement may be terminated by either party upon 90 days’ notice of an uncured material breach of its terms by the other party, or immediately upon notice to the other party of a party’s bankruptcy. Each party will also have the right to terminate the Takeda Commercial Supply Agreement, in whole or in part, for any reason upon 180 days’ prior written notice to the other party, provided that any then-open purchase orders will remain in effect and be binding on both parties. The Takeda Commercial Supply Agreement, including any then-open purchase orders thereunder, will terminate immediately upon the termination of the Takeda License Agreement in accordance with its terms.
The Takeda Commercial Supply Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality management, storage, handling and transport, intellectual property, confidentiality and indemnification.
Excella Commercial Manufacturing and Supply Agreement
On April 4, 2019, we entered into a Commercial Manufacturing and Supply Agreement with Excella GmbH & Co. KG (“Excella”) pursuant to which Excella agreed to manufacture and supply us with certain commercial relugolix active pharmaceutical ingredient (“API”). Subject to and under the terms and conditions of this agreement, Excella shall not develop, manufacture or supply any relugolix API or regulatory starting material, or any product containing relugolix, for or to any third party without our written consent.
Sales and Marketing
We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our oncology sales force markets ORGOVYX in the U.S. primarily to oncologists and urologists. In addition to using customary pharmaceutical company practices, we have also adopted digital marketing technologies to engage with customers. The digital marketing capabilities that we have implemented were particularly important as we launched ORGOVYX in January 2021 during the COVID-19 pandemic, which required us to engage with healthcare providers primarily through virtual interactions in lieu of in-person interactions. In addition to our sales force, the uro-oncology sales force of our collaboration partner, Pfizer, began actively promoting ORGOVYX to target prescribers in early February 2021.
ORGOVYX, is sold in the U.S. through specialty distribution and specialty pharmacy channels, which then distribute product to hospitals and other organizations that provide ORGOVYX to end-user patients. To facilitate our commercialization activities, we and Pfizer also engage with various other third parties such as advertising agencies, market research firms and vendors providing other sales-support related services as needed, including digital marketing and other promotional activities.
For the year ended March 31, 2021, our four largest customers represented 90% of our product revenue, net and each of these customers represented 10% or greater of our product revenue, net.
We are currently establishing a separate women’s health sales force. We expect the majority of the sales representatives and supporting management to be hired in advance of the FDA’s uterine fibroid target action date of June 1, 2021. Should relugolix combination tablet be approved for marketing in the U.S., our women’s health sales force will be supported by that of our collaboration partner, Pfizer, and will focus primarily on gynecology practices. If approved, we and Pfizer expect to launch relugolix combination tablet for the treatment of uterine fibroids in the U.S. in June 2021.
On March 20, 2020, we entered into an exclusive license agreement for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand. Should relugolix combination tablet be approved for marketing for either of these indications in Richter’s territory, Richter will be responsible for all commercialization activities in Richter’s territory.
Pursuant to the Pfizer Collaboration and License Agreement, we granted Pfizer an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). Pfizer’s decision is expected in mid-calendar year 2021.
Manufacturing and Product Supply
We do not own or operate, nor do we expect to own or operate, facilities for drug substance and drug product manufacturing, storage and distribution, or testing of our product or product candidates. We contract with third parties for these activities and expect to continue to do so in the future. We have personnel with extensive technical, manufacturing, analytical and quality experience and strong project management discipline to oversee activities performed by third-party contract manufacturing organizations and testing activities performed by other third parties, and to compile manufacturing and quality information for our regulatory submissions.
Manufacturing of any product or product candidate is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. We expect that all of our contract manufacturing organizations will manufacture relugolix and MVT-602 under current good manufacturing practice (“cGMP”) conditions, which set forth the regulatory standards for the production of pharmaceuticals to be used in humans. However, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and other regulations and laws for the manufacture of our product and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they may not be able to secure or maintain regulatory approvals for their manufacturing facilities and any applications that we submit to the FDA or other regulatory authorities that list those manufacturing facilities may be negatively affected.
In June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (the “Hikari Facility”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished pharmaceuticals. The Hikari Facility is one of two contract manufacturing organizations included in our initial regulatory filings for the manufacture of relugolix drug substance, with Excella being the other. We have removed the Hikari Facility as a manufacturing site from our NDA submissions and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We believe we have procured from Excella sufficient quantities of commercial relugolix drug substance to support our U.S. ORGOVYX commercial launch plans and U.S. commercial launch plans for relugolix combination tablet, if approved. We have not experienced any supply constraints to date. We currently do not expect that the issues relating to the Hikari Facility will have an effect on the June 1, 2021 FDA target action date for relugolix combination tablet for uterine fibroids or the European Commission decision on the uterine fibroids MAA anticipated in mid-calendar year 2021, or any other of our currently planned regulatory submissions.
If there are delays in initiating new relationships with one or more other third-party manufacturers for MVT-602, or if there are delays in completing technology transfer to any of these manufacturers, or if any of our third-party manufacturers experience adverse developments, including with respect to adverse findings during inspections and/or the COVID-19 pandemic, we could experience delays in our future development and commercialization efforts.
Competition
The pharmaceutical and biopharmaceutical industries are highly competitive and require an ongoing, extensive search for technological innovation. These industries are characterized by rapid and significant technological advancements, intense competition, and a strong emphasis on proprietary products. While we believe that our product, product candidates, knowledge, experience, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
Our ability to compete successfully will significantly depend upon our ability to effectively complete necessary clinical studies and regulatory approval processes, and effectively commercialize approved products. The primary competitive factors that will affect the commercial success of any product candidate for which we have or may receive marketing approval include efficacy, safety and tolerability profile, acceptance by physicians, ease of patient compliance, dosing convenience, price, insurance and other reimbursement coverage, patent position, distribution, and marketing. Our competitors may obtain FDA or other regulatory approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Many of our existing and potential future competitors have significantly greater financial, technical, and human resources to deploy than we do towards the discovery and development of product candidates, as well as obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Many of our existing and potential future competitors also have significantly more experience in manufacturing and commercializing drugs that have been approved for marketing. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration agreements with larger more established companies. These competitors also compete with us in recruiting and retaining qualified scientific, sales force, and management personnel and establishing clinical study sites and patient enrollment and retention for clinical studies. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors.
Accordingly, our competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their drugs. It is also possible that the development of a cure or more effective treatment method for prostate cancer, uterine fibroids or endometriosis by a competitor could render our product candidates non-competitive or obsolete or reduce the demand for our product candidates before we can recover our development and commercialization expenses.
ORGOVYX (relugolix) is the only oral GnRH receptor antagonist approved for men with advanced prostate cancer. LHRH agonists, such as leuprolide acetate, are the standard of care treatment used to lower testosterone in men with advanced prostate cancer. These have been approved for three decades and are administered by injection on a monthly, quarterly, every four months or every six months basis and are expected to be the direct competitor for ORGOVYX. Degarelix, a depot GnRH antagonist requiring monthly injections, is approved for use to lower testosterone in men with advanced prostate cancer, but clinical use is limited likely by the requirement for monthly high-volume injections with a rate of injection site reactions of approximately 35%. A Phase 3 prospective cardiovascular study evaluating the benefit of degarelix versus LHRH agonist therapy on the incidence of major adverse cardiovascular events in men with pre-existing cardiovascular disease has completed as of March 31, 2021 according to clinicaltrials.gov and results are anticipated to be announced shortly. Other oral medications used for androgen deprivation therapy include androgen receptor inhibitors such as enzalutamide, apalutamide and darolutamide, androgen biosynthesis inhibitors such as abiraterone acetate, and antiandrogens such as bicalutamide and flutamide, each commonly used in combination with a GnRH receptor antagonist or LHRH agonist.
We consider relugolix combination tablet’s (if approved) most direct competitor for the treatment of heavy menstrual bleeding associated with uterine fibroids to be ORIAHNN™, an oral GnRH receptor antagonist combination therapy (one capsule (elagolix 300 mg, estradiol 1 mg, norethindrone acetate 0.5 mg) in the morning and one capsule (elagolix 300 mg) in the evening), which was approved by the FDA and launched by AbbVie in June 2020 for the management of heavy menstrual bleeding associated with uterine leiomyomas (fibroids) in premenopausal women. We consider relugolix combination tablet’s (if approved) most direct competitor for the treatment of pain associated with endometriosis to be ORILISSA™ (elagolix), an oral GnRH receptor antagonist, which was approved as monotherapy (150 mg once a day or 200 mg twice a day) by the FDA and launched by AbbVie in August 2018 for the management of moderate-to-severe pain associated with endometriosis. AbbVie also has one ongoing Phase 3b study of elagolix in combination with hormonal therapy in women with pain associated with endometriosis. In April 2021, AbbVie posted the results of a Phase 3 study evaluating elagolix 200 mg twice a day with and without hormonal add-back therapy in women with moderate to severe endometriosis associated pain, showing that the study met its primary endpoint. AbbVie has indicated that it plans to submit this study to the FDA in 2021. In addition, ObsEva SA, a Swiss-based clinical-stage biopharmaceutical company, reported in December 2019 and 2020 that each of its two pivotal Phase 3 clinical studies of linzagolix (OBE2109), also an oral GnRH receptor antagonist, in women with heavy menstrual bleeding associated with uterine fibroids met their primary endpoints. A marketing authorization application for a 100 mg dose and a 200 mg dose with hormones based on these studies has been submitted to the European Medicines Agency in the fourth quarter of 2020 and ObsEva indicated they plan to submit a NDA based on these studies in the third quarter of 2021. In May 2019, ObsEva also initiated a Phase 3 program evaluating linzagolix in women with endometriosis-associated pain, evaluating a lower 75 mg monotherapy dose and a higher 200 mg dose with hormones; however, one of the Phase 3 studies being conducted in the U.S. was terminated due to enrollment challenges. We believe the development of multiple GnRH receptor antagonists by other biopharmaceutical companies adds further validation to the therapeutic relevance of GnRH as a target for the treatment of women’s health and endocrine diseases and will help fuel growth in this market which has lacked innovative new medical therapies.
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
Intellectual Property
Our commercial success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries for relugolix, MVT-602 and any future products and product candidates. We seek to protect our proprietary position by, among other methods, filing and in-licensing U.S. and foreign patents and patent applications. We also rely on trademarks, trade secrets and know-how to develop and maintain our proprietary position.
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
For relugolix, we are the exclusive worldwide licensee, excluding the Takeda Territory. These patents and patent applications cover the relugolix molecule and certain analogs and the use of relugolix to treat sex-hormone dependent prostate cancer and hysteromyoma (uterine fibroids); methods of manufacturing; and certain formulations. The patent family directed to the relugolix molecule and its use will expire in 2024, subject to any extension of patent term that may be available in a particular country. We have applied for PTE based on the approval of ORGOVYX for a patent covering relugolix. If granted, the term of the extended patent may be extended for up to five years, or 2029. The patents and patent applications, if issued, directed to methods of manufacturing relugolix will expire in 2033, subject to any adjustment or extension of patent term that may be available in a particular country. The patents and patent applications, if issued, directed to formulations of relugolix will expire in 2036, subject to any adjustment or extension of patent term that may be available in a particular country. We have filed patent applications directed to uses of relugolix combination therapy in treating, among other conditions, heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis. These applications are co-owned with Takeda under the Takeda License Agreement. If issued, they will expire in 2037 not including any adjustments or extensions. We have also filed patent applications directed to the use of relugolix as a monotherapy to treat advanced prostate cancer. The granted U.S. patents, and patent applications in this patent family, if issued, will expire in 2037, not including any adjustments or extensions. These patents and patent applications are also co-owned with Takeda. We have also filed patent applications directed to particular crystalline forms of relugolix and certain relugolix solvates. The patent applications in these families, if issued, will expire in 2040, not including any adjustments or extensions. The relugolix crystalline form application is co-owned with Takeda under the Takeda License Agreement.

For MVT-602, we are the exclusive worldwide licensee of multiple patents and patent applications in the U.S. and numerous foreign jurisdictions. These patents and patent applications cover the MVT-602 oligopeptide and its use in treating advanced prostate cancer, as well as certain sustained release formulations containing MVT-602. The patent family directed to the MVT-602 molecule and method of use expires in 2028 in the U.S. (because of PTA) and in 2026 ex-U.S., subject to any adjustment or extension of patent term that may be available in a particular country. The patents directed to sustained-release formulations of MVT-602, if issued, would expire between 2030 and 2031, subject to any adjustment or extension of patent term that may be available in a particular country. We intend to apply for PTE for a patent covering MVT-602. If granted, the patent term covering MVT-602 may be extended. We are also the owner of patent applications directed to uses of MVT-602 in treating infertility. If issued, patents in this family will expire in 2037 subject to any adjustment or extension of patent term that may be available in a particular country. We have licensed additional patents and patent applications from Takeda directed to other oligopeptides that target the same pathway as MVT-602.
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
Orange Book Listing
An NDA sponsor must identify to the FDA patents that claim the drug substance or drug product or approved method of using the drug. When the drug is approved, those patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book. Any applicant who files an ANDA or a 505(b)(2) NDA must certify, for each patent listed in the Orange Book for the Referenced Listed Drug (“RLD”) that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the listed patent will expire on a particular date and approval is sought after patent expiration, or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. An ANDA or 505(b)(2) applicant may also submit a statement that it intends to carve-out from the labeling of its product an RLD’s use that is protected by exclusivity or a method of use patent. The fourth certification described above is known as a Paragraph IV certification. A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the reference NDA holder. The reference NDA holder and patent owners may initiate a patent infringement lawsuit in response to the Paragraph IV notice. We intend to defend vigorously any patents for our approved products. Six patents are currently listed in the Orange Book for ORGOVYX.
Government Regulation
FDA Drug Approval Process
In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, nonclinical and clinical testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
The steps required before a drug may be approved for marketing in the U.S. generally involves the following:
•completion of extensive nonclinical laboratory tests, animal studies, and formulation studies conducted in accordance with the FDA’s Good Laboratory Practices (“GLP”);

•submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing, which must become effective before human clinical studies may begin;
•approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical study may be initiated;
•performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practices (“GCP”) to establish the safety and efficacy of the drug for each proposed indication;
•the preparation and submission of an NDA to the FDA for commercial marketing, or of a supplemental New Drug Application (“sNDA”);
•FDA acceptance, review, and approval of the NDA or sNDA, which might include an advisory committee; and
•satisfactory completion of an FDA pre-approval inspection of manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with cGMP and selected clinical investigators or contract research organizations for their compliance with GCP.
Regulatory authorities or an IRB or the study sponsor may suspend a clinical study at any time on various grounds including a finding that the subjects or patients are being exposed to an unacceptable health risk.
Nonclinical studies include laboratory evaluations of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical study protocol. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the clinical study as outlined in the IND prior to that time. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical study can begin. The FDA may nevertheless initiate a clinical hold after the 30 days if, for example, significant public health issues arise. A separate submission to the existing IND must be made for each successive clinical study conducted during product development. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
Clinical studies to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. These phases generally include the following:
•Phase 1 - Studies, which involve the initial introduction of the new drug product candidate into humans, are initially conducted in a limited number of subjects to assess pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 1 studies may also be conducted to assess potential for drug interactions or drug exposure in patients with renal or hepatic impairment.
•Phase 2 - Studies are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, metabolism, pharmacokinetics, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks.
•Phase 3 - Phase 3 studies, also called pivotal or registration studies, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical study sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical studies to demonstrate the efficacy of the drug. A single Phase 3 clinical study with other confirmatory evidence may be sufficient in rare instances where the study is a large multi-center study demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and where confirmation of the result in a second study would be practically or ethically impossible.
The FDA may require, or companies may pursue, additional clinical studies after a product is approved. These Phase 4 studies may be deemed a condition to be satisfied after a drug receives approval. Failure to satisfy such post-marketing commitments can result in FDA enforcement action, up to and including withdrawal of NDA approval.
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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. The FDA’s goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication and is granted priority review, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer applications to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or some of the facilities at which the drug is manufactured or tested.
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
Post-Approval Requirements
Approved drugs that are manufactured or distributed in the U.S. pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, REMS, or surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to GMP requirements after approval, including for supply chain traceability. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with GMP requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with GMP requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacture of the product, complete withdrawal of the product from the market, or product recalls;

•fines, warning letters, or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
Other Healthcare Laws and Compliance Requirements
Our current and future business operations are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws.
Because we commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of violating these laws, and the subsequent investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.
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
Anti-Kickback Laws
U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These federal Anti-Kickback Statutes, among other things, make it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer, or pay any remuneration, directly or indirectly, that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item, or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, gifts or gift certificates, improper discounts, and free or reduced-price items and services. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly.
Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act (“ACA”), to a stricter intent standard such that a person or entity no longer needs to have actual knowledge of the statute or the specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).
Federal and State Prohibitions on False Claims
The federal false claims laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Many states have enacted similar laws modeled after the federal civil False Claims Act that apply to items and services reimbursed under Medicaid and other state healthcare programs, and, in several states, such laws apply to claims submitted to all payers.
Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers. Like the federal Anti-Kickback Statute, the ACA broadened the reach of certain criminal healthcare fraud statutes under HIPAA by amending the intent requirement such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
Healthcare Privacy and Security Laws
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, impose specific requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individual identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information. In addition, certain state and foreign laws, regulations, standards and regulatory guidance govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
We have conducted, and may continue to conduct, clinical studies or continue to enroll subjects in our ongoing or future clinical studies in certain jurisdictions in which we may be subject to additional privacy restrictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to the greater of 20 million Euros or 4% of annual global revenue, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Data protection authorities from the different EU member states have issued limited guidance, may interpret the GDPR and national laws differently and may impose additional requirements, which complicates the effort to comply with these laws. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom (“U.K.”). In particular, it is unclear how data transfers to and from the U.K. will be regulated.
Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Some states require the posting of information relating to clinical studies. Additionally, California enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of California consumers and households. The CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and requires deletion of their personal information, opting out of certain personal information sharing, and receiving detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical studies data, as well as HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.
Physician Payments Sunshine Act
There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA through the enactment of the Physician Payments Sunshine Act, imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants and certified nurse midwives.
Many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, as well as state and local laws that require the registration of pharmaceutical sales representatives. Additionally, to the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws.
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
Healthcare Reform
From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. Further, the 2020 Presidential and Congressional elections and political developments have caused the future state of many core aspects of the current health care marketplace to be uncertain. As a result of the new Biden administration, there may be significant changes to the healthcare environment in the future that could have an adverse effect on anticipated net revenues from any of our products that receive marketing approval. Furthermore, federal agencies, Congress, state legislatures, and the private sector have shown significant interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit coverage for or the amounts that federal and state governments will pay for health care products and services, which could also result in reduced demand for our products or additional pricing pressures and affect our ultimate profitability.

Coverage, Reimbursement and Pricing
Sales of any products for which we have obtained or, in the future, may obtain regulatory approval, depend, in part, on the coverage and reimbursement status of those products. In the U.S., sales of any products for which we have received or, in the future, may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government programs including Medicare Part D, Medicaid, TRICARE and the Veterans Administration, as well as private payers including pharmacy benefit managers, health plans, self-insured organizations, and other plan administrators. Other countries and jurisdictions will also have their own unique mechanisms for approval and reimbursement.
The process for determining whether a payer will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payer will pay for the product. Third-party payers may limit coverage to specific products on an approved list or formulary which might not include all of the FDA-approved products for a particular indication. Third-party payers may also refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Further, private payers often follow the coverage and payment policies established by certain government programs, such as Medicare and Medicaid, which require manufacturers to comply with certain rebate, price reporting, and other obligations. For example, the Medicaid Drug Rebate Program, which is part of the Medicaid program (a program for financially needy patients, among others), requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services under which the manufacturer agrees to report certain prices to the government and pay rebates to state Medicaid programs on outpatient drugs furnished to Medicaid patients, as a condition for receiving federal reimbursement for the manufacturer’s outpatient drugs furnished to Medicaid patients. Further, in order for a pharmaceutical product to receive federal reimbursement under Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the Public Health Service’s 340B drug pricing program.
Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our approved products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any approved products, will therefore depend substantially on the extent to which the costs the product will be paid by third-party payers. Additionally, the market for any approved products depends significantly on access to third-party payers’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payers provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payer to payer. One third-party payer’s decision to cover a particular medical product or service does not ensure that other payers will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately and will likely be a time-consuming process.
Third-party payers are increasingly challenging the prices charged for medical products and services, and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Additionally, the containment of healthcare costs (including drug prices) has become a priority of federal and state governments. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution by generic products, among other controls. Adoption of price controls or other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. If these third-party payers do not consider our products to be cost-effective compared to other therapies, they may not cover our products once approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Decreases in third-party reimbursement for our approved products or a decision by a third-party payer to not cover our products could reduce or eliminate utilization of our products and have an adverse effect on our sales, results of operations, and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our approved products or additional pricing pressures.
The degree of market acceptance of ORGOVYX will also depend on the acceptance and degree of adoption by institutional treatment pathways and institutional, local, and national clinical guidelines such as the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology, or the NCCN Guidelines, the American Urological Association (“AUA”) guidelines, American Society of Clinical Oncology (“ASCO”) Clinical Practice Guidelines, or other country-specific guidelines. In the U.S., healthcare providers may refer to these guidelines related to patient treatment decisions. To the extent that our current or any future approved products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize our current or any future approved products.
Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Brexit and the Regulatory Framework in the United Kingdom
In December 2020, the U.K. and the EU agreed on a trade and cooperation agreement, under which the U.K. and the EU will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the EU, including as it relates to trade, transport and visas. Under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire EU single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the EU. Depending on the application of the terms of the trade and cooperation agreement, we and others could face new regulatory costs and challenges.
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency (“MHRA”) in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us and our collaboration partners from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.
The U.K.’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we and our collaboration partners conduct business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU will have and how such withdrawal may affect us.
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
Our operations extend to countries around the world, and many of these jurisdictions have established privacy legal frameworks with which we, our customers, our collaboration partners, or our vendors must comply.
Employees and Human Capital
As of March 31, 2021, we had 407 employees, all of whom are full-time employees. Our employees are not represented by labor unions or covered by collective bargaining agreements, and we believe that we have good employee relations.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including employee engagement, development and training, talent acquisition and retention, employee wellness, diversity, inclusion, and compensation and pay equity. We provide our employees with competitive salaries, bonuses, opportunities for equity ownership, development opportunities that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we regularly collect employee feedback to ensure two-way communication, measure employee engagement and identify opportunities for improvement. In response to the COVID-19 pandemic and its impact on the workplace, we executed what we believe was a smooth transition to a remote work environment while ensuring that ample resources, support and flexibility were available to our employees.
We believe that developing a diverse and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our business strategy. As such, we are investing in a work environment where our employees feel inspired and included. We continue to focus on extending our diversity and inclusion initiatives across our entire workforce. In addition, we work to ensure our employees understand and embrace our commitment to our patient community and core values.
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
Available Information
We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. The SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov.
Investors and other interested parties should note that we also use our media and investor relations website (investors.myovant.com) and our social media channels to publish important information about Myovant that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our investor relations website and social media channels, in addition to our SEC filings. The information contained on our websites and social media channels is not included as part of, or incorporated by reference, into this Annual Report on Form 10-K.
Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline and you could lose all or part of your investment in our common shares.
Risks Related to Commercialization of ORGOVYXTM (relugolix) for the treatment of adult patients with advanced prostate cancer
Our success depends in part on the successful commercialization of ORGOVYX, which received approval in December 2020 from the FDA, for the treatment of adult patients with advanced prostate cancer. To the extent ORGOVYX is not commercially successful, our business, financial condition and results of operations will be materially harmed.
We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and now commercialization in the U.S. of ORGOVYX for the treatment of adult patients with advanced prostate cancer. Our and/or our collaboration partner, Pfizer’s, ability to generate net product revenues from ORGOVYX will depend upon the size of the markets in the jurisdictions for which regulatory approval is obtained, the number of competitors in such markets and numerous other factors, including:
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
ORGOVYX may fail to achieve the degree of market acceptance by physicians, patients, third-party payers or others in the medical community necessary for commercial success, which would negatively impact our business.
ORGOVYX may fail to gain sufficient market acceptance by physicians, patients, third-party payers, or others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant net product revenue or become profitable. The degree of market acceptance of ORGOVYX is dependent on a number of factors, including but not limited to:
•the efficacy and potential advantages compared to alternative treatments, including the convenience and ease or duration of administration;
•the prevalence and severity of any side effects;
•the acceptability of the price of ORGOVYX relative to other treatments;
•the content of the approved product label and our ability to make compelling product claims;
•the effectiveness and adequacy of our and Pfizer’s marketing efforts;
•the effectiveness of our and Pfizer’s sales efforts;
•the patient out-of-pocket costs in relation to alternative treatments;
•the willingness of the potential patient population to try new therapies and of physicians to prescribe these therapies;
•the breadth and cost of distribution support;
•the effectiveness of our patient assistance and support programs;
•the availability of third-party payer coverage and adequate reimbursement;
•whether diagnosis and treatment rates change in advanced prostate cancer; and
•any restrictions on the use of ORGOVYX together with other medications.
The degree of market acceptance of ORGOVYX will also depend on the acceptance and degree of adoption by institutional treatment pathways and institutional, local, and national clinical guidelines such as the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology, or the NCCN Guidelines, the American Urological Association (“AUA”) guidelines, American Society of Clinical Oncology (“ASCO”) Clinical Practice Guidelines, or other country-specific guidelines. In the U.S., healthcare providers may refer to these guidelines related to patient treatment decisions. To the extent that our current or any future approved products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize our current or any future approved products.
If we and Pfizer are unable to effectively market and sell ORGOVYX, the commercialization of ORGOVYX will not be successful and our business will be harmed.
To successfully market ORGOVYX, we must continue to develop our capabilities in sales, market access, marketing, distribution, and other commercial functions, either on our own or with our third-party collaboration partners. We have made arrangements regarding some of these functions in certain markets with third-party collaboration partners. For example, on August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX for prostate cancer and relugolix combination tablet for uterine fibroids and endometriosis. On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). If Sunovion or Pfizer, or any other collaboration partners we may engage in the future, fail to perform or satisfy its obligations under their respective agreements with us or terminate their relationship with us, the sales, market access, marketing and/or distribution of ORGOVYX would be delayed or may not occur. In addition to the third-party collaboration arrangements described above, we continue to develop our own sales, market access, marketing, distribution and other commercial capabilities. There are significant expenses and risks involved with maintaining our own sales, market access, marketing, distribution, and other commercial capabilities, including: (i) our ability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our ability to attain access to adequate numbers of physicians to prescribe any approved drugs; (iii) our ability to negotiate coverage and reimbursement for our products with payers at reasonable rebate or discount levels; (iv) our ability to negotiate competitive provider contracts to ensure access in in-office dispensing pharmacies; and (v) unforeseen costs and expenses associated with creating and sustaining internal sales, market access, marketing, distribution, and other commercial capabilities. The COVID-19 pandemic may negatively impact our and our collaboration partners’ ability to maintain commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and, if significant delays result, to commercialize ORGOVYX.
ORGOVYX is a newly approved and marketed drug in the U.S. and is the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for adult patients with advanced prostate cancer. Therefore, we and our collaboration partner, Pfizer, have only recently begun to promote ORGOVYX. In addition, we have only recently established our distribution and reimbursement capabilities in the U.S. together with Sunovion, all of which are necessary to successfully commercialize ORGOVYX. As a result, we and/or our collaboration partners will be required to expend significant time and resources to market, sell, and distribute ORGOVYX to physicians and the medical community in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities, that we or our collaboration partners have developed will be successful. Specifically, for distribution of ORGOVYX, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If we or our collaboration partners are unable to perform effectively, our ability to realize the return on our investment in developing ORGOVYX will suffer.
Failure to successfully obtain coverage and reimbursement for ORGOVYX in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
Our and Pfizer’s ability to commercialize ORGOVYX successfully in the U.S. will depend in part on the extent to which coverage and reimbursement for ORGOVYX will be available from third-party payers, including government health administration authorities, Medicare Part D plan sponsors and private health insurers, such as pharmacy benefit managers, health plans, and self-insured organizations. In the U.S., no uniform policy for coverage for products exists among third-party payers. Third-party payers decide which drugs they will pay for, what steps prescribers must take to obtain authorization for patients to fill their prescriptions, and how much patients must pay out of their own pocket. Payer decisions regarding the extent of coverage to be provided for any of our product candidates that obtain marketing approval will be made on a plan-by-plan basis. Additionally, a third-party payer’s decision to provide coverage for a drug does not imply that an affordable out-of-pocket cost for patients will be established. Each third-party payer determines whether or not it will provide coverage for a drug, what amount it will reimburse for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy or prior authorizations. The position of a drug on a formulary generally determines out-of-pocket costs that a patient will pay to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Coverage from both governmental healthcare programs, such as Medicare Part D and Medicaid, and coverage by private commercial payers are critical to ORGOVYX’s commercial success. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system that may impact drug coverage, reimbursement for drugs, and patient out-of-pocket costs in the U.S. and in some foreign jurisdictions that could affect our ability to successfully commercialize ORGOVYX. These legislative and regulatory changes may negatively impact the coverage for any future drugs, if approved.
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
Many of our current and potential future competitors may have significantly more resources that they can deploy to commercialize drugs and may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than ORGOVYX or any product candidate that we may develop. Our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations. The availability and pricing of our competitors’ products could limit the demand and the price we are able to charge for ORGOVYX or any other product candidate we develop. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors.
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
The data supporting the marketing approval in the U.S. for ORGOVYX and forming the basis for our product label for ORGOVYX were obtained in controlled clinical studies of limited duration. As ORGOVYX is used over a longer period of time by patients, including those taking other medicines, we may continue to identify new issues such as safety concerns, resistance or drug interactions of ORGOVYX, which may require us to provide additional warnings or contraindications on our label or narrow the approved indication, each of which could reduce the market acceptance of ORGOVYX.
Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through websites and other means, e.g., periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially negatively impact product sales of ORGOVYX. Further, if serious safety, resistance or drug interaction issues arise with ORGOVYX, sales could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected. In addition, problems with other drugs marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as ORGOVYX could adversely affect the commercialization of ORGOVYX.
If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, patients or payers. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by our insurance. If we cannot successfully defend ourselves against claims that ORGOVYX caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for ORGOVYX;
•the inability to commercialize ORGOVYX;
•injury to our reputation and significant negative media attention;
•withdrawal of patients from clinical studies or cancellation of clinical studies of relugolix;
•significant costs to defend the related litigation;
•substantial monetary awards to patients; and
•loss of revenue.
Our product liability insurance coverage may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to obtain insurance coverage at a reasonable cost or in amounts adequate to satisfy any liability or associated costs that may arise in the future. These events could harm our business and results of operations and cause our common share price to decline.
If we or our collaboration partner, Pfizer, are found to have improperly promoted unapproved uses of ORGOVYX, we may be subject to restrictions on the sale or marketing of ORGOVYX and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies, including regulatory authorities outside the U.S., strictly regulate the marketing and promotional claims that are made about drug products, such as ORGOVYX. In particular, promotion for a product must be consistent with its labeling approved by the FDA or by regulatory agencies in other countries. For example, in the case of ORGOVYX, for the treatment of adult patients with advanced prostate cancer, physicians may prescribe ORGOVYX for indications or uses that are inconsistent with the approved label while we may not market or promote such off-label uses. If we or our collaboration partner, Pfizer, are found to have promoted such unapproved uses, we may, among other consequences, receive untitled or warning letters and become subject to significant liability, which would materially harm our business. Furthermore, the use of our products for indications other than those approved by the FDA or regulatory authorities outside the U.S. may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Both the U.S. federal government and foreign regulatory authorities have levied significant civil and criminal fines against companies and individuals for alleged improper promotion and have entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged.
Physicians’ prescribing our products for unapproved uses may also subject us to product liability claims, to the extent such uses lead to adverse events, side effects, or injuries. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. Any of these events could harm our business and results of operations and cause our common share price to decline.
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
ORGOVYX is complex to manufacture. Notwithstanding the fact that our third-party manufacturers have validated our process, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to ORGOVYX or our future product candidates, our business, financial results, or common share price could be adversely affected. Also, see the Risk Factor titled, “We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products.”
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
Risks Related to Our Financial Position and Capital Requirements
If we do not have adequate funds to cover our development and commercialization activities, we may have to raise additional capital or curtail or cease operations. We may not be able to obtain funding through public or private offerings of our capital shares, debt financings, collaboration or licensing arrangements, or other sources.
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
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $684.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.

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
We are required to meet certain terms and conditions to draw down funds under the Sumitomo Dainippon Pharma Loan Agreement. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Dainippon Pharma Loan Agreement. Further, we may be obligated to repay the loans prior to their scheduled maturity date under certain circumstances.
On December 27, 2019, we, one of our subsidiaries and Sumitomo Dainippon Pharma entered into the Sumitomo Dainippon Pharma Loan Agreement, pursuant to which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of March 31, 2021, approximately $41.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. We may draw down additional funds under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Dainippon Pharma Loan Agreement.

We may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate may fail to gain regulatory approval or fail to become commercially viable. Since inception, we have incurred significant operating losses and negative operating cash flows. We expect to continue to incur significant operating expenses as we commercially launch ORGOVYX in the U.S., continue to develop our product candidates and prepare for potential regulatory approvals and commercialization of relugolix combination tablet. The timing and magnitude of our net income (loss) will depend on the commercial success of ORGOVYX, as well as the timing and commercial success of any other product launches, as well as other potential business and operational activities. Likewise, any potential future milestone or royalty payments that we are eligible to earn under the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement will depend on the regulatory and commercial success of ORGOVYX, relugolix monotherapy tablet, and relugolix combination tablet. As a result, we may never achieve or maintain profitability.
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
The negative covenants include limitations on additional indebtedness, liens, certain corporate changes, certain restricted payments, investment transactions with affiliates, entry into certain restrictive agreements, change in the nature of business, and use of proceeds. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
Additionally, the Sumitomo Dainippon Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties and certain covenants following any applicable cure period, cross acceleration to certain debt, other failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, certain breaches by us under our Investor Rights Agreement with Sumitovant and Sumitomo Dainippon Pharma, dated December 27, 2019, and failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, Sumitomo Dainippon Pharma may terminate its obligations to make loans to us and declare the principal amount of all outstanding loans and other obligations under the Sumitomo Dainippon Pharma Loan Agreement to become immediately due and payable, and Sumitomo Dainippon Pharma may take such other actions as set forth in the Sumitomo Dainippon Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Dainippon Pharma to make loans to us would automatically terminate and the principal amount of all outstanding loans and other obligations due under the Sumitomo Dainippon Pharma Loan Agreement would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Dainippon Pharma to maintain the loans under the Sumitomo Dainippon Pharma Loan Agreement, we would be required to repay the outstanding principal amount of the loans and if a change of control occurs with respect to us, we would be required to repay the outstanding principal amount of the loans within 30 days of such change of control. We may not have enough available funds or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
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

•potential product candidates may, upon further study during the acquisition process, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance; and
•potential novel product candidates may prove to be unsuccessful and may not be effective in treating their targeted diseases.
In addition, time and resources spent searching for, identifying, acquiring, and developing potential product candidates may distract management’s attention from our primary business. If we are unable to identify and acquire or in-license suitable product candidates, we will be unable to diversify our product risk. We believe that any such failure could have a significant negative impact on our prospects for future growth.
We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products.
We do not own or operate, and we do not expect to own or operate, facilities for drug substance and drug product manufacturing, storage and distribution, or testing and are subject to the risk that our contract manufacturers become subject to negative circumstances. For example, in June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited (“Takeda Limited”) entered into an agreement for the manufacture and clinical supply of relugolix pursuant to which Takeda Limited supplied us with, and we obtained from Takeda, all of our requirements for relugolix drug substance and drug product that were used under our development plans. In May 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda pursuant to which Takeda agreed to manufacture and supply us with certain commercial relugolix drug substance quantities. In addition, in April 2019, we entered into a Commercial Manufacturing and Supply Agreement with Excella GmbH & Co. KG (“Excella”) pursuant to which Excella agreed to manufacture and supply us with certain commercial relugolix drug substance quantities.
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
We are exposed to the risk that our employees, independent contractors, advisers, including third-party manufacturers, principal investigators, consultants, commercial collaboration partners, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including: those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; laws that require manufacturing by cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy laws; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive regulations intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payers, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” and “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S., which could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical studies, creating fraudulent data in our nonclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition.
The COVID-19 pandemic may materially and adversely affect our business and financial condition. For example, the majority of our employees continue to work from home as a result of the COVID-19 pandemic. Employees may be less efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. In addition, we rely on third parties in the U.S. and in various parts of the world to assist in the conduct of our clinical studies and to supply us with sufficient drug supplies. Our ability to ensure continuous clinical drug supply to patients and our ability to ensure continuous patient follow up and data monitoring for our ongoing clinical studies may be adversely impacted. Likewise, while we currently expect that the drug supply we have on hand or expect to procure will be sufficient to support our ongoing clinical studies, our ORGOVYX commercial launch, and anticipated commercial launches of relugolix combination tablet, our supply chain for raw materials, drug substance and drug product is worldwide, and the duration of the COVID-19 pandemic and its impact on the ability of our suppliers to operate could negatively impact our manufacturing supply chain for ORGOVYX, for any other product candidates that may receive regulatory approval, or for clinical study materials. If disruptions to our supply chain persist for an extended period of time, our clinical study timelines, our financial condition and our results of operations may be negatively impacted.
The COVID-19 pandemic has made it more difficult for our medical affairs team to present scientific data and for our regional medical advisors to engage potential prescribers in scientific exchange. Multiple medical conferences have been canceled, postponed or moved to virtual formats, resulting in fewer opportunities to present our scientific data and our medical affairs team members can only communicate virtually in many instances making it more difficult to educate and engage in scientific exchange.
In addition, the COVID-19 pandemic may impact the FDA’s review process and timing of potential approval of our product candidates. Regulatory agency pre-approval inspections are now limited, and it is not clear if virtual inspections will be required and acceptable.

The COVID-19 pandemic may negatively impact our ability to rapidly and effectively educate potential prescribers and payers and, successfully commercialize ORGOVYX and our other product candidates, if approved. We launched ORGOVYX in January 2021, and may launch other approved products in the COVID-19 environment. In response to the COVID-19 pandemic, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in potential delays in diagnosis and treatment, and therefore fewer prescriptions. In addition, our sales teams have been and would likely have to continue to make presentations to physicians and the medical community in many cases by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and these virtual meetings may not be as successful as in-person meetings. Reduced access to healthcare providers as a result of social distancing protocols may impact or require adjustment to our planned commercialization activities, including the way our field teams engage with healthcare providers and facilities. Travel restrictions may make it more difficult for us to maximize the potential of our third-party market access, marketing and distribution capabilities, such as our relationships with Sunovion, Pfizer, and Richter and provide adequate collaboration and oversight.
The COVID-19 pandemic may negatively impact our ability to attract and retain the human resources required to maintain and build out our commercial capabilities. Conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity.
The extent to which the COVID-19 pandemic and global efforts to address the COVID-19 pandemic will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In addition, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S., which could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows.
Part of our business strategy involves international expansion, including establishing and maintaining operations outside of the U.S., and establishing and maintaining relationships with healthcare providers, payers, government officials, distributors, manufacturers and other third parties globally in case any of our product candidates is approved for marketing outside of the U.S.
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
•complexities associated with managing multiple payer-reimbursement, pricing and insurance regimes or self-pay systems;
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
Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the U.K. and the EU was agreed to in December 2020. Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, the U.K is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency (“MHRA”) in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.
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
Our internal computer systems, and those of our third-party collaborators, consultants or contractors, may fail or suffer cybersecurity breaches and data leakage, which could result in a material disruption of our business and operations or liabilities that adversely affect our financial performance.
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
The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical study data, and Health Insurance Portability and Accountability Act (“HIPAA”) protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
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
The failure to successfully expand and maintain our enterprise resource planning (“ERP”) system and other information technology systems could adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
During our fiscal year 2019, we began the implementation of a company-wide ERP system pertaining to certain business, operational, and finance processes. We have continued to optimize this ERP system and have implemented and continue to optimize other systems as a part of our ongoing technology and process improvement initiatives. ERP and other information technology system implementations are complex and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. The implementation and optimization of the ERP system and other information technology systems has required, and will continue to require, the investment of significant financial and human resources. These systems are critical to our ability to accurately maintain books and records and prepare our financial statements.
Any disruptions, delays, or deficiencies in the design or the ongoing maintenance and optimization of the ERP system and other information technology systems could adversely affect our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the ERP system and other information technology systems do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and could cause us to fail to comply with SEC obligations related to our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business following the implementation or optimization of the ERP system or other information technology systems, our business and results of operations could be harmed.
The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our outstanding variable rate indebtedness with Sumitomo Dainippon Pharma.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced that after 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. This announcement indicates that the continuation of LIBOR on its current basis cannot and will not be guaranteed after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under the Sumitomo Dainippon Pharma Loan Agreement is calculated based on LIBOR and, when LIBOR is phased out, we will need to agree with Sumitomo Dainippon Pharma to a new method of calculating the interest rate under the Sumitomo Dainippon Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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
Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We, the FDA or an institutional review board or other regulatory authority may suspend our clinical studies at any time if it appears that we or our collaborators are failing to conduct a clinical study in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practices (“cGCP”) or cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application or other submissions or the manner in which the clinical studies are conducted. In addition, product candidates in later stages of clinical development may fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Results from clinical studies may require further evaluation, delaying the next stage of clinical development or submission of an NDA or other similar application for regulatory approval. Therefore, we cannot predict with any certainty the timing for commencement or completion of current or future clinical studies. If we experience delays in the commencement or completion of our clinical studies, or if we terminate a clinical study prior to completion, the commercial prospects of any product candidates could be harmed, and our ability to generate net product revenue from any product candidates may be delayed. In addition, any delays in our clinical studies could increase our costs, cause a decline in our common share price, slow down the regulatory approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical studies on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical studies. Enrollment in our clinical studies may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the study protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical studies will not comply with the protocol or will drop out of the studies before completion. In addition, unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical studies, could delay the commencement or rate of completion of our clinical studies. Furthermore, any negative results we or certain collaboration partners may report in clinical studies of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical studies of that same product candidate. Similarly, negative or positive results reported by our competitors about their products or product candidates may negatively affect patient recruitment, enrollment, or retention in our clinical studies. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical studies, delaying or potentially preventing us from completing clinical studies. Delays or failures in planned patient recruitment, enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.
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
A future failure of a clinical study to meet its primary endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates. Any delay in, or termination of, our clinical studies will delay the submission of our NDAs to the FDA or other similar applications to other foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate net product revenue.

Reported data or other clinical development announcements by Takeda, its partners or sublicensees, or by our collaboration partners, including Pfizer and Richter may adversely affect our commercialization of ORGOVYX and our clinical development plans.
Takeda, its partners and sublicensees and our collaboration partners, Pfizer and Richter, may be involved in the further clinical development of relugolix. Favorable announcements by Takeda, Pfizer or Richter do not guarantee that the results of our clinical studies will also be favorable as the designs of our clinical studies may differ from those of Takeda, Pfizer or Richter. Further, if clinical study or post-marketing adverse events regarding relugolix are reported, or subsequent announcements by our partners regarding relugolix are unfavorable, it could negatively impact our commercialization of ORGOVYX and our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. For example, Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of FDA’s (or other regulatory authority) evaluation. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals, we will not be able to commercialize relugolix combination tablet, relugolix monotherapy tablet, or MVT-602, and our ability to generate net product revenue will be materially impaired.
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

We rely on third-party CROs and consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approvals or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate net product revenue. Despite efforts at compliance, from time to time, we or our partners may receive notices of manufacturing, quality-related, or other observations following inspections by regulatory authorities, as well as official agency correspondence regarding compliance. For example, in June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at the Hikari Facility. The Hikari Facility is one of two CMOs included in our initial regulatory filings for the manufacture of relugolix drug substance (“API”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished pharmaceuticals. Although API manufacturing was not included in the scope of the FDA’s inspection that led to the warning letter, the Hikari Facility is classified under one FDA Establishment Identifier and the facility has a common quality system. We are now procuring the commercial relugolix drug substance for U.S. ORGOVYX solely from Excella, pursuant to the Commercial Manufacturing and Supply Agreement we have with Excella. Due to the warning letter, we have removed the Hikari Facility as a manufacturing site from our NDA submissions and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for our commercialization, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation, or other reasons, our development plans and commercialization of our product candidates could be significantly delayed or otherwise adversely affected.
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
Adverse events associated with relugolix combination therapy, relugolix monotherapy, or MVT-602 could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical studies for relugolix combination therapy, relugolix monotherapy or MVT-602 or any future product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.

In addition, if post-marketing adverse events related to Relumina® are reported, it could negatively impact our clinical development and commercialization plans for relugolix.
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
Even though we have obtained regulatory approval for ORGOVYX in the U.S., or even if we obtain regulatory approval for our other product candidates, we face or will still face extensive regulatory requirements and our products may face future development risks and regulatory difficulties.
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
Our current and future relationships with investigators, healthcare professionals, consultants, third-party payers, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers, patient support channels, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others, the federal Anti-Kickback Statute, the federal false claims laws, HIPAA, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, the federal Physician Payments Sunshine Act and analogous state fraud and abuse, data privacy, and transparency laws.
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
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
Risks Related to Our Dependence on Third Parties
We are dependent upon our relationships with collaboration partners to further develop, fund, manufacture and commercialize ORGOVYX, relugolix combination tablet and our other product candidates. If such relationships are unsuccessful, or if a collaboration partner terminates its collaboration agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration partner to perform its duties under its collaboration agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.
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
We are subject to a number of risks associated with our dependence on our relationships with our collaboration partners, including:
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
•failure by a collaboration partner to perform its duties under its collaboration agreement with us (e.g., its failure to comply with regulatory requirements which may disrupt its performance of its obligations under the collaboration agreement with us);
•failure by a collaboration partner to timely deliver accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC;
•decisions by a collaboration partner to prioritize other of its present or future products more highly than ORGOVYX or our other product candidates when it performs its duties;
•possible disagreements with a collaboration partner as to the timing, nature and extent of our development plans or distribution and sales and marketing plans; and
•the financial returns to us, if any, under our collaboration agreements with Pfizer and Richter, depend in large part on the achievement of milestones and generation of product sales, and if Pfizer or Richter fail to perform or satisfy their obligations under the collaboration agreements, the development and commercialization of ORGOVYX and relugolix combination tablet could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.
Due to these factors and other possible disagreements with our collaboration partners, we may be delayed or prevented from further developing, manufacturing or commercializing ORGOVYX, relugolix combination tablet or our other product candidates or we may become involved in litigation or arbitration, which would be time consuming and expensive.
If any collaboration partner were to terminate our collaborative relationship with it unilaterally, we would need to undertake development, commercialization or distribution or sale activities for ORGOVYX, relugolix combination tablet and other product candidates solely at our own expense and/or seek one or more other partners for some or all of these activities in the U.S. or worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for ORGOVYX, relugolix combination tablet and our product candidates and could prevent us from effectively commercializing ORGOVYX, relugolix combination tablet and our other product candidates. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our relationships with our current collaboration partners.
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
Because we expect to rely on third parties to manufacture ORGOVYX and other clinical study materials, and any future product candidates, and we expect to collaborate with third parties on the development of relugolix, MVT-602, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint R&D programs that may require us to share trade secrets under the terms of our R&D partnerships, market access, distribution or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Dainippon Pharma, and their affiliates, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to a loan agreement with Sumitomo Dainippon Pharma that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. In addition, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Dainippon Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Dainippon Pharma, such as the ability of Sumitomo Dainippon Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and provide Sumitomo Dainippon Pharma with certain information and give them access to certain of our records. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Dainippon Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of our product candidates. We may enter into additional agreements with Sumitovant or Sumitomo Dainippon Pharma or their affiliates in the future. Sumitovant and Sumitomo Dainippon Pharma and its affiliates may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Dainippon Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee composed of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant, Sumitomo Dainippon Pharma and Sunovion may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Dainippon Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of our product candidates.

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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. With respect to the taxable year that ended on March 31, 2021, we believe that we were not a PFIC. However, we cannot predict whether we will or will not be classified as a PFIC in future taxable years because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC.
General Risk Factors
Raising additional funds may cause dilution to existing shareholders and/or may restrict our operations.
To the extent that we raise additional funds by issuing equity or convertible debt securities, our existing shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends.
Our future success depends on our ability to attract and retain key personnel.
We expect to hire additional employees, including in our commercial department. The market for talent in our industry is very competitive. Many of the other pharmaceutical companies we compete against for qualified personnel have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we have to offer. It is particularly difficult to recruit and hire new employees during the COVID-19 pandemic as conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity.
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
We expect to expand our organization and hire additional employees. Our management is expected to have increasing responsibilities to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors which may divert a disproportionate amount of its time and attention away from our day-to-day activities. The expected growth may also require significant capital expenditures and divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be adversely affected, and we may not be able to implement our business strategies. As a result, our future financial performance and our ability to complete clinical development, obtain regulatory approval, and commercialize our product candidates or any potential future product candidate may be adversely affected.
Potential product liability lawsuits against us could cause us to incur substantial liabilities and could impact ongoing and planned clinical studies as well as limit commercialization of any products that we may develop.
The use of any of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by regulatory or governmental agencies, consumers, healthcare providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products or product candidates. On occasion, large monetary judgments have been awarded in class action lawsuits in which drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liabilities and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
The product liability and clinical study insurance we currently carry, and any additional product liability and clinical study insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future, we may not be able to maintain insurance coverage at commercially reasonable terms or in adequate amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our common share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.
Use of social media platforms presents risks of inappropriate or harmful disclosures which could harm our business.
We believe that our potential patient population is active on social media. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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
•the extent to which coverage and adequate reimbursement is available from government and private payers such as Medicare Part D, Medicaid, pharmacy benefit managers, health plans, self-insured organizations, insurance companies and other plan administrators with respect to ORGOVYX and our other product candidates, if approved, and the competitive response from existing and potential future therapeutic approaches that compete with our product candidates;
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
•market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations on us or our competitors;
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
•sales or purchases of our common shares by our executive officers or members of our Board of Directors;
•issuance of additional shares of our common shares, or the perception that such issuances may occur;
•negative coverage in the media or securities analyst reports, whether accurate or not;
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
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or securities analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the public, or if the forecasts we provide to the public are below the expectations of securities analysts or investors, the price of our common shares could decline substantially. Such a share price decline could occur even when we have met any previously publicly stated operating results and/or earnings guidance that we may provide.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Shares
Our common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “MYOV.”
Shareholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of May 6, 2021, we had six shareholders of record of our common shares. The number of beneficial owners of our common shares at that date was substantially greater. The number of holders of record is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On January 11, 2021, we acquired 323,945 of our common shares directly from our former Principal Executive Officer to satisfy her tax withholding obligations resulting from the release of restricted stock awards. The number of shares acquired was based on the closing market price of $22.28 per common share and the total value approximated $7.2 million. These shares were retired and returned to our authorized and unissued common shares in March 2021. We do not currently have in place a repurchase program with respect to our common shares.

Period	(a) Total number of shares or units purchased	(b) Average price paid per share or unit	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-31, 2021	323,945	$22.28	N/A	N/A
February 1-28, 2021	—	$—	N/A	N/A
March 1-31, 2021	—	$—	N/A	N/A
Total	323,945		—	—
Item 6. Selected Financial Data
Under SEC rules and regulations, because we may continue to report as a “smaller reporting company” for this Annual Report on Form 10-K, we are not required to provide the information required by this item in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This section generally discusses the fiscal years ended March 31, 2021 and 2020 items and comparisons between these fiscal years. Discussions of the fiscal year ended March 31, 2019 items and comparisons between the fiscal years ended March 31, 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the United States Securities and Exchange Commission on May 18, 2020.
Business Overview
We are a biopharmaceutical company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. ORGOVYXTM (relugolix) was approved by the U.S. Food and Drug Administration (“FDA”) in 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer. Relugolix is also under regulatory review in Europe for men with advanced prostate cancer. In addition, relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) is under regulatory review in the U.S. and Europe for women with uterine fibroids, has completed Phase 3 registration-enabling studies for women with endometriosis, and is being assessed for contraceptive efficacy in healthy women ages 18-35 years who are at risk for pregnancy. We are also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have devoted substantially all of our efforts to identifying and in-licensing our product candidates, organizing and staffing our company, raising capital, preparing for and advancing the clinical development of our product candidates, preparing for and achieving regulatory approvals, and preparing for and executing on commercialization of our product candidates. Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and milestone payments we received from Pfizer Inc. (“Pfizer”) and Gedeon Richter Plc. (“Richter”). We launched our first product, ORGOVYX, in the U.S. in January 2021 and began generating product revenue, net from sales of ORGOVYX in the U.S. in January 2021.
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of March 31, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.5%, of our outstanding common shares.
Fiscal Year Ended March 31, 2021 and Recent Business Updates
In this section, we summarize certain of our fiscal year ended March 31, 2021 and recent clinical, regulatory, and corporate updates. Additional information about our business, our approved product, and our product candidates is included in Part I. Item 1., “Business,” of this Annual Report on Form 10-K.
Product and Product Candidates
Advanced Prostate Cancer (HERO Program)
•On December 18, 2020, the FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer. ORGOVYX, which was granted Priority Review by the FDA, is the first and only oral GnRH receptor antagonist for men with advanced prostate cancer.
•ORGOVYX became commercially available through authorized specialty distributors in the U.S. in early January 2021. Our oncology sales force began promoting ORGOVYX to target prescribers in early January 2021 and the uro-oncology sales force of our collaboration partner, Pfizer, began actively promoting ORGOVYX to target prescribers in early February 2021.
•On March 29, 2021, we announced that the European Medicines Agency (“EMA”) validated our previously submitted Marketing Authorization Application (“MAA”) for relugolix for the treatment of men with advanced prostate cancer. The validation of the application confirmed that the submission is sufficiently complete for the EMA to begin the formal review process. If approved, relugolix would be the first and only oral androgen deprivation therapy for advanced prostate cancer in Europe.

•In May 2020, efficacy and safety data from the Phase 3 HERO study were simultaneously published online in the New England Journal of Medicine and presented at the American Society of Clinical Oncology (“ASCO”)’s ASCO20 Virtual Scientific Program.
Uterine Fibroids (LIBERTY Program)
•In May 2020, we submitted a New Drug Application (“NDA”) to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, which has been accepted by the FDA with a target action date of June 1, 2021. If approved, we and Pfizer expect to launch relugolix combination tablet for the treatment of uterine fibroids in the U.S. in June 2021.
•On September 14, 2020, we announced one-year data on bone mineral density from the Phase 3 LIBERTY program and from a prospective observational study of women with uterine fibroids.
•On October 21, 2020, we presented one-year efficacy and safety data from the LIBERTY long-term extension study at the American Society for Reproductive Medicine (“ASRM”) 2020 Virtual Congress.
•In February 2021, we and our collaboration partner, Pfizer, announced publication in the New England Journal of Medicine of the Phase 3 LIBERTY 1 and LIBERTY 2 studies of investigational once-daily relugolix combination therapy in women with uterine fibroids.
•On March 24, 2021, we and Pfizer announced positive safety and efficacy data from the LIBERTY randomized withdrawal study.
Endometriosis (SPIRIT Program)
•On April 22, 2020 and June 23, 2020, we announced positive top-line results from the SPIRIT 2 and SPIRIT 1 studies, respectively.
•On October 20, 2020, data from the Phase 3 SPIRIT studies were presented at the ASRM 2020 Virtual Congress and the presentation was named the Prize Paper by the Endometriosis Special Interest Group.
•On January 26, 2021, we and Pfizer announced positive one-year safety and efficacy data from the Phase 3 SPIRIT long-term extension study.
Prevention of Pregnancy (SERENE Program)
•On April 12, 2021, we and Pfizer announced that the first patient has been dosed in the Phase 3 single-arm, open-label SERENE study evaluating the contraceptive efficacy of relugolix combination tablet in healthy women ages 18-35 years who are at risk for pregnancy.
Strategic Partnerships
•In December 2020, we entered into a collaboration agreement with Pfizer under which we and Pfizer will jointly develop and commercialize relugolix in oncology and women’s health and equally share profits and certain expenses, in the U.S. and Canada (the “Co-Promotion Territory”). In December 2020, we received a $650.0 million upfront payment and we are eligible to receive up to $3.7 billion of additional milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for relugolix combination tablet in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. We granted Pfizer an exclusive option to acquire development and commercialization rights to relugolix in oncology outside of the Co-Promotion Territory (excluding certain Asian markets). If Pfizer exercises this option, we will receive an additional $50.0 million payment and will be eligible to receive double-digit royalties on net sales. Pfizer’s decision is expected in mid-calendar year 2021.
•In August 2020, we entered into a three-year commercial collaboration agreement with Sunovion Pharmaceuticals Inc. (“Sunovion”). Under the agreement, Sunovion will provide certain third-party logistics, trade and retail distribution, contract operations, and market access account management services, and other services to us and, Sunovion will become a non-exclusive distributor of relugolix for prostate cancer and the exclusive distributor of relugolix combination tablet for uterine fibroids and endometriosis in the U.S.

Corporate
•On January 4, 2021, we announced the appointment of David Marek as Chief Executive Officer of Myovant Sciences, Inc. Concurrent with this appointment, Mr. Marek was also appointed as Principal Executive Officer of Myovant Sciences Ltd. and as a member of our board of directors. Mr. Marek succeeds Dr. Lynn Seely, who previously held these positions.
•On April 5, 2021, we announced the appointment of Lauren Merendino as Chief Commercial Officer of Myovant Sciences, Inc.
•As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $684.9 million. We currently believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Expected Upcoming Clinical and Regulatory Milestones
In this section, we summarize certain of our expected upcoming clinical and regulatory milestones.
•FDA decision for relugolix combination tablet for the treatment of uterine fibroids expected by the June 1, 2021 target action date. If approved, we and Pfizer expect to launch relugolix combination tablet for the treatment of uterine fibroids in the U.S. in June 2021. Upon approval, we will receive a $100.0 million regulatory milestone payment from Pfizer pursuant to the Pfizer Collaboration and License Agreement.
•Regulatory submission to the FDA for relugolix combination tablet for the treatment of women with endometriosis-associated pain expected in the second quarter of calendar year 2021.
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
•European Commission decision on the advanced prostate cancer MAA expected in calendar year 2022.
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-Co V-2. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In certain countries, and in certain states within the U.S., such orders have been lifted, although recent trends in COVID-19 infections have led to the reinstatement of such orders in various jurisdictions. It remains unclear how long these measures will remain in place and whether these measures will be effective. Further, recently it has been reported that the rate of the reported number of COVID-19 cases in the U.S. is increasing, and new more virulent variants of the coronavirus have been identified, which may further impact the effects that the COVID-19 pandemic may have on us.
In an effort to protect the safety of our employees and our patients, we adopted safety measures in response to the COVID-19 pandemic that meet or exceed the guidelines established by government and public health officials. These measures include adopting policies applicable to office-based employees such as working from home, limiting the number of employees on site, and limiting business travel. At this time, we have not identified a material change to our productivity as a result of these measures, but this could change, particularly if restricted travel, closed schools, and shelter-in-place orders are not removed or significantly eased.
To date, the impact of the COVID-19 pandemic on our ability to advance our clinical studies, our regulatory activities, our U.S. commercial launch activities for ORGOVYX, and our preparations for the potential commercialization of relugolix combination tablet has been limited and all of our publicly announced milestones remain on track. The FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer on December 18, 2020. In May 2020, we submitted our NDA to the FDA for relugolix combination tablet for the treatment of women with heavy menstrual bleeding associated with uterine fibroids, which has been accepted by the FDA with a target action date of June 1, 2021. We launched ORGOVYX in the U.S. in early January 2021, and may launch other approved products in the COVID-19 environment. In response to the COVID-19 pandemic, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in potential delays in diagnosis and treatment, and therefore fewer prescriptions. In addition, multiple medical conferences have been cancelled, postponed or moved to virtual formats, resulting in fewer opportunities to present our scientific data. In addition, our sales teams have been and would likely have to continue to make presentations to physicians and the medical community in many cases by virtual means instead of in-person, which could reduce the number of medical professionals we are able to present to, and these virtual meetings may not be as successful as in-person meetings. Reduced access to healthcare providers as a result of social distancing protocols may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities. At this time, we do not believe that the COVID-19 pandemic has disproportionately impacted us relative to other companies in our industry and the medical community appears to be highly engaged with our field team. To date, we have not experienced supply constraints, and we believe we have procured sufficient quantities of relugolix drug substance to meet our U.S. ORGOVYX launch plans and U.S. launch plans for relugolix combination tablet, if approved.
We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional action based on their recommendations. The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our financial results, our clinical studies, our supply chains, our commercial launch for ORGOVYX, and pre-launch commercial readiness activities for relugolix combination tablet, end user demand for our products, if approved, healthcare systems or the global economy as a whole. As such, given the dynamic nature of this situation, we cannot estimate the ultimate impact of COVID-19 on our business, financial condition, or results of operations. Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part I. Item 1A.
Components of our Results of Operations
Revenues
On December 18, 2020, the FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer. In January 2021, we began to generate product revenue from sales of ORGOVYX in the U.S. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
Our collaboration revenue represents the partial amortization of the upfront payment we received from Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Our license and milestone revenue represents the partial recognition of previously deferred revenue associated with upfront and regulatory milestone payments we received from Richter pursuant to the terms of the Richter Development and Commercialization Agreement (see Note 13(A) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We recognize revenue as we satisfy our combined performance obligation to Richter.
Cost of Product Revenue
Our cost of product revenue is composed of the cost of goods sold and royalty expense. Our cost of goods sold consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with sales of ORGOVYX in the U.S. Our royalty expense consists of a fixed, high single-digit royalty on net sales of ORGOVYX payable to Takeda pursuant to the terms of the Takeda License Agreement (see Note 14(D) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
In connection with the FDA approval of ORGOVYX on December 18, 2020, we subsequently began capitalizing inventory manufactured or purchased after this date. As a result, we expensed certain manufacturing costs of ORGOVYX as R&D expenses prior to FDA approval and, therefore, these costs are not included in cost of goods sold.
Collaboration Expense to Pfizer
Our collaboration expense to Pfizer consists of Pfizer’s 50% share of net profits from sales of ORGOVYX in the U.S. (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

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
Our program-specific costs primarily include third-party costs, which include expenses incurred under agreements with CROs and CMOs, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, as well as costs related to pre-commercial manufacturing activities and regulatory submissions, and other third-party expenses directly attributable to the development of our product candidates.
Our unallocated R&D costs primarily include employee-related expenses, such as salaries, share-based compensation, fringe benefits and travel for employees engaged in R&D activities including clinical operations, biostatistics, regulatory, and medical affairs, and the cost of contractors and consultants who assist with R&D activities not specific to a program and costs associated with nonclinical studies.
R&D activities have been, and will continue to be, central to our business model. We currently expect R&D expenses for the year ending March 31, 2022, to be modestly lower than the R&D expenses incurred in the year ended March 31, 2021, largely due to our sharing of certain expenses with Pfizer pursuant to the Pfizer Collaboration and License Agreement (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Overall, we expect declining spend on our Phase 3 clinical programs that are winding down to be offset primarily by incremental spend on new relugolix development programs, such as the Phase 3 SERENE study, to potentially expand the commercial opportunity for the relugolix franchise.
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
In addition, the probability of commercial success for ORGOVYX, or for any of our current or potential future product candidates, if approved, will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine with certainty to what extent we will generate net product revenue from commercialization and sale of any of our product candidates that receive regulatory approval. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
We expect that certain R&D expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement.
Selling, General and Administrative Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, sales incentive compensation, bonuses, fringe benefits, and share-based compensation expenses for our executive, finance, human resources, legal, information technology, commercial operations, marketing, market access, sales, and other administrative functions. Our SG&A expenses also include marketing programs, advertising, conferences, congresses, travel expenses, professional fees for legal, accounting, auditing and tax services, and costs related to rent and facilities, insurance, information technology, commercial operations, and general overhead. Our SG&A expenses also include costs incurred under our Market Access Services Agreement with Sunovion and our former consulting agreement with Sumitovant, which expired on March 31, 2021.
We expect SG&A expenses to increase in future periods as we continue to expand our sales and marketing infrastructure and capabilities as well as general administrative functions to support multiple product launches and commercialization activities. These increases will likely include expenses associated with our oncology sales force which began promoting ORGOVYX in the U.S. in January 2021, as well as expected costs associated with the further build out of our commercial operations functions and the hiring of our women’s health sales force in advance of the potential FDA approval of relugolix combination tablet. SG&A expenses in future periods are also expected to include certain expenses related to our patient support programs such as free trial drug and patient assistance for qualified uninsured patients. The timing of these increased expenditures and their magnitude are primarily dependent on our commercial success and sales growth of ORGOVYX, as well as the timing of any new product launches and other potential business and operational activities.
We expect that certain SG&A expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement.
Interest Expense
Our interest expense through December 31, 2019 consists of interest expense related to our previously outstanding debt with Hercules Capital, Inc. (“Hercules”) and NovaQuest Capital Management (“NovaQuest”), which we repaid on December 31, 2019, as well as the associated non-cash amortization of related debt discounts and issuance costs. Subsequently, our interest expense consists of related party interest expense pursuant to the Sumitomo Dainippon Pharma Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. For the year ended March 31, 2021, our interest expense also includes accretion of the financing component of the cost share advance from Pfizer. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Pfizer Collaboration and License Agreement.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the carrying amount of our previously outstanding debt with Hercules and NovaQuest and the amounts we paid to retire the outstanding debt obligations on December 31, 2019.
Interest Income
Our interest income consists primarily of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Foreign Exchange Gain
Our foreign exchange gain consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign currency exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. Our primary foreign currency exposure has historically been the exchange rate between the Swiss franc and the U.S. dollar.
In December 2020, we changed the functional currency of our wholly-owned subsidiary in Switzerland, MSG, from the Swiss franc to the U.S. dollar. This change in functional currency is accounted for prospectively. As a result of this change, we currently expect that future impacts of changes in foreign currency exchange rates on our results of operations will not be significant. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations
The following table summarizes our results of operations for the years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Revenues:
Product revenue, net	$3,630	$—
Collaboration revenue	22,354	—
License and milestone revenue	33,333	—
Total revenues	59,317	—
Operating costs and expenses:
Cost of product revenue	301	—
Collaboration expense to Pfizer	1,664	—
Research and development	136,713	192,560
Selling, general and administrative	181,423	82,327
Total operating costs and expenses	320,101	274,887
Loss from operations	(260,784)	(274,887)
Interest expense	10,401	12,663
Loss on extinguishment of debt	—	4,851
Interest income	(211)	(2,552)
Foreign exchange gain	(16,176)	(1,621)
Loss before income taxes	(254,798)	(288,228)
Income tax expense	336	761
Net loss	$(255,134)	$(288,989)
Revenues
Our revenues to date have been generated substantially from the Richter Development and Commercialization Agreement and the Pfizer Collaboration and License Agreement, which are further discussed in Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We began commercializing ORGOVYX in the U.S. for adult patients with advanced prostate cancer in January 2021.
Product revenue, net from sales of ORGOVYX was $3.6 million for the year ended March 31, 2021. There were no such amounts recognized for the year ended March 31, 2020. Product revenue is recorded net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
Collaboration revenue for the year ended March 31, 2021 represents the partial amortization of the upfront payment received from Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement. There were no such amounts recognized for the year ended March 31, 2020.
License and milestone revenue for the year ended March 31, 2021 represents the partial recognition of previously deferred revenue associated with upfront and regulatory milestone payments we received from Richter pursuant to the terms of the Richter Development and Commercialization Agreement. There were no such amounts recognized for the year ended March 31, 2020.
Cost of Product Revenue
For the year ended March 31, 2021, our cost of product revenue was $0.3 million, which includes the cost of goods sold and royalty expense payable to Takeda pursuant to the Takeda License Agreement (see Note 14(D) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
In connection with the FDA approval of ORGOVYX on December 18, 2020, we subsequently began capitalizing the cost of inventory manufactured or purchased after this date. Prior to December 18, 2020, costs to manufacture ORGOVYX were expensed as incurred as R&D expenses. As a result, minimal cost of goods sold has been recorded for quantities of ORGOVYX sold during for the year ended March 31, 2021 as these costs were previously recorded as R&D expenses. We expect our cost of goods sold to increase in future periods as quantities of zero-cost ORGOVYX inventory are depleted from our inventory stock.
Collaboration Expense to Pfizer
For the year ended March 31, 2021, our collaboration expense to Pfizer was $1.7 million and represents Pfizer’s 50% share of net profits from the sales of ORGOVYX in the U.S. pursuant to the terms of the Pfizer Collaboration and License Agreement (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Research and Development Expenses
For the years ended March 31, 2021 and 2020, our R&D expenses consisted of the following (in thousands):

	Year Ended March 31,
	2021	2020	Change
Program-specific costs:
Relugolix	$59,835	$131,737	$(71,902)
MVT-602	241	1,698	(1,457)
Unallocated costs:
Share-based compensation	14,049	14,524	(475)
Personnel expense	48,460	32,716	15,744
Other expense	14,128	11,885	2,243
Total R&D expenses	$136,713	$192,560	$(55,847)
R&D expenses decreased by $55.8 million, to $136.7 million, in the year ended March 31, 2021 compared to $192.6 million in the year ended March 31, 2020. The decrease reflects a reduction in clinical study costs as a result of the wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies and cost reimbursements from Pfizer for certain R&D expenses (See Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). This decrease was partially offset by an increase in personnel expenses mainly driven by the continued expansion of our medical affairs organization in preparation for the U.S. commercial launch of ORGOVYX and the potential U.S. commercial launches of relugolix combination tablet, if approved, as well as regulatory expenses and submission fees.
R&D expenses for the year ended March 31, 2021 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $60.1 million, which includes fees related to our NDA submissions for ORGOVYX and relugolix combination tablet for uterine fibroids of $5.8 million, personnel expenses of $48.5 million, share-based compensation expense of $14.0 million, and other R&D costs of $14.1 million, which primarily includes contractors, consultants, and information technology costs and other unallocated nonclinical research costs. R&D expenses for the year ended March 31, 2021 are presented net of approximately $13.9 million of cost share reimbursement from Pfizer.
R&D expenses for the year ended March 31, 2020 consisted primarily of program-specific costs composed of CRO, drug supply, regulatory, and manufacturing related costs of $133.4 million, personnel expenses of $32.7 million, share-based compensation expense of $14.5 million, and other R&D costs of $11.9 million, which primarily includes contractors, consultants, and information technology costs. The share-based compensation expense includes $1.8 million related to the accelerated vesting of certain equity awards as a result of a change in control of Myovant in connection with the closing of the Sumitomo-Roivant Transaction (see Note 6(A) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Selling, General and Administrative Expenses
SG&A expenses increased by $99.1 million, to $181.4 million, in the year ended March 31, 2021 compared to $82.3 million in the year ended March 31, 2020, primarily due to higher expenses related to commercial activities to support the ORGOVYX U.S. commercial launch and the potential U.S. commercial launches of relugolix combination tablet as well as higher personnel-related expenses primarily due to the hiring of our commercial operations, marketing, and market access teams, and our oncology sales force, higher share-based compensation expense primarily as a result of the acceleration, modification, and remeasurement of our former Principal Executive Officer’s equity awards (see Note 10(H) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K), and general overhead expenses to support our organizational growth.

SG&A expenses for the year ended March 31, 2021 consisted primarily of personnel expenses of $56.4 million, commercial operations expenses of $43.8 million, general overhead, administrative and information technology expenses of $24.6 million, shared-based compensation expense of $39.6 million (which includes approximately $25.7 million related to the acceleration, modification and remeasurement of our former Principal Executive Officer’s equity awards as discussed further in Note 10(H) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K), professional service fees of $9.0 million, and rent and other facilities-related costs of $3.5 million. For the year ended March 31, 2021, we also incurred related party expenses of $5.3 million pursuant to our agreements with Sunovion and Sumitovant. For additional information about these related party expenses, see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. SG&A expenses for the year ended March 31, 2021 are presented net of approximately $10.9 million of cost share reimbursement from Pfizer.
SG&A expenses for the year ended March 31, 2020 consisted primarily of share-based compensation expense of $25.7 million, personnel expenses of $19.1 million, commercial operations expenses of $12.7 million, general overhead, administrative and information technology expenses of $11.9 million, professional service fees of $6.0 million, a capital tax accrual of $3.6 million, and rent and other facilities-related costs of $2.8 million. The share-based compensation expense includes $10.2 million related to the accelerated vesting of certain equity awards as a result of a change in control of Myovant in connection with the closing of the Sumitomo-Roivant Transaction (see Note 6(A) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Interest Expense
Interest expense was $10.4 million in the year ended March 31, 2021 and was primarily related to the Sumitomo Dainippon Pharma Loan Agreement, compared to $12.7 million in the year ended March 31, 2020 primarily related to our previously outstanding financing arrangements with NovaQuest and Hercules. The decrease in interest expense, despite higher outstanding loan balances, was primarily driven by the significantly lower interest rates associated with the Sumitomo Dainippon Pharma Loan Agreement as compared to the previously outstanding debt obligations to NovaQuest and Hercules, which were repaid in December 2019. Interest expense for the year ended March 31, 2021 also includes $0.6 million of accretion of the financing component of the cost share advance from Pfizer (see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). There was no such accretion for the year ended March 31, 2020.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt for the year ended March 31, 2021. For the year ended March 31, 2020, we incurred a $4.9 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs and debt discounts, prepayment penalties and early redemption fees in connection with the repayment of our outstanding obligations to NovaQuest and Hercules.
Interest Income
Interest income was approximately $0.2 million and $2.6 million for the years ended March 31, 2021 and 2020, respectively. The decrease was primarily due to decreases in interest rates.
Foreign Exchange Gain
Foreign exchange gain consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities. The impact of foreign exchange rates on our results of operations fluctuated period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. For the years ended March 31, 2021 and 2020, we recorded a foreign exchange gain of $16.2 million and $1.6 million, respectively. The $14.6 million increase in foreign exchange gains in the year ended March 31, 2021 was primarily the result of the increase in our outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement and the impact of fluctuations in the foreign currency exchange rate between the Swiss franc and the U.S. dollar.
Income Tax Expense
Our income tax expense was $0.3 million and $0.8 million for the years ended March 31, 2021 and 2020, respectively. Our effective tax rate for the years ended March 31, 2021 and 2020 was (0.13)% and (0.26)%, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from upfront and milestone payments we received from Richter and Pfizer. We began generating product revenue, net from the sales of ORGOVYX in the U.S. in January 2021.
As of March 31, 2021, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $726.2 million, consisting of $684.9 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $365.9 million, consisting of $79.6 million of cash, cash equivalents, and marketable securities and $286.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as of March 31, 2020. Additional funds under the Sumitomo Dainippon Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors.
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
Pursuant to the Richter Development and Commercialization Agreement, we are eligible to receive up to $137.5 million of additional milestone payments, including regulatory milestones of up to $30.0 million and tiered sales milestones of up to $107.5 million upon reaching certain thresholds of annual net sales for relugolix combination tablet in Richter’s territory, and tiered royalties on net sales following regulatory approval for relugolix combination tablet in Richter’s territory.
During the year ended March 31, 2020, we issued and sold common shares under our sales agreement with Cowen and Company, LLC (“Cowen”) to sell common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen was our agent. During the year ended March 31, 2020, we sold common shares under this agreement for aggregate net proceeds to us of approximately $2.5 million after deducting underwriting commissions and offering costs paid by us. No common shares were sold under the sales agreement during the year ended March 31, 2021. The “at-the-market” equity offering program expired in March 2021.
Capital Requirements
For the years ended March 31, 2021 and 2020, we had net losses of $255.1 million and $289.0 million, respectively. As of March 31, 2021, we had an accumulated deficit of approximately $1.0 billion. As of March 31, 2021, we had approximately $684.9 million in cash, cash equivalents, and marketable securities. We currently believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K. This estimate is based on our current assumptions, including assumptions related to our ability to manage our spend, that might prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments, are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. The Sumitomo Dainippon Pharma Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, raising capital through equity offerings, making capital expenditures or declaring dividends.
We expect our operating expenses, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to increase as we commercialize ORGOVYX in the U.S., prepare for the potential regulatory approvals and commercialization of relugolix combination tablet, initiate life cycle management activities for our relugolix franchise, and potentially further develop our other product candidates and expand our pipeline. We expect our net cash burn to gradually decrease as our net revenues increase but our future capital requirements and operating expenses are expected to continue to be significant. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the price, level of demand and net revenues generated from commercial sales of ORGOVYX and from any other product candidates that may receive marketing approval;
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
•the timing, shared costs, and level of investment in our and our collaboration partners’ research and development activities involving ORGOVYX, relugolix monotherapy tablet, relugolix combination tablet, and any other product candidates;
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
•costs to implement or enhance operational, accounting, finance, quality, commercial, and management information systems;
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
Cash Flows
The following table sets forth a summary of our cash flows for the years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$370,628	$(221,172)
Net cash used in investing activities	$(9,211)	$(3,935)
Net cash provided by financing activities	$238,045	$145,926
Operating Activities
For the year ended March 31, 2021, $370.6 million of cash was provided by operating activities, which was primarily driven by a net increase in deferred revenue of $457.9 million and a net increase in cost share advance from collaboration partner of $121.2 million, both of which were largely driven by the upfront payment received from Pfizer in December 2020 discussed previously. For the year ended March 31, 2021, net cash provided by operating activities also included an increase in accrued expenses and other current liabilities of $15.6 million (primarily due to an increase in accrued commercial and compensation-related expenses partially offset by a decrease in accrued R&D expenses), as well as $53.7 million of non-cash share-based compensation expense (which includes approximately $25.7 million related to the acceleration, modification and remeasurement of our former Principal Executive Officer’s equity awards). These items were partially offset by a net loss for the period of $255.1 million primarily due to our ongoing development and clinical studies, and activities related to our preparation for potential regulatory approvals and commercialization of our product candidates, and the expansion of our company, and a non-cash foreign currency transaction gain of $16.2 million primarily related to amounts outstanding under the Sumitomo Dainippon Pharma Agreement.
For the year ended March 31, 2020, we used $221.2 million of cash in operating activities primarily due to our ongoing clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of our product candidates, and the expansion of our company. This was primarily attributable to a net loss for the period of $289.0 million and a decrease of $24.7 million in accrued expenses and other current liabilities resulting primarily from a decrease in accrued R&D expenses and decreases of $1.1 million in interest payable and $2.3 million in deferred interest payable related to our previously outstanding debt which was repaid in full on December 31, 2019. These amounts were partially offset by an increase of $40.0 million in deferred revenue related to the upfront payment we received from Richter on March 31, 2020, an increase in accounts payable of $4.3 million, due to timing of invoice payments, and an increase in other liabilities of $3.6 million, due to a capital tax accrual as a result of the change in control in Myovant, along with non-cash items including $40.3 million of share-based compensation expense as a result of an increase in headcount (which also includes $12.0 million related to the accelerated vesting of certain equity awards as a result of the change in control in Myovant in connection with the closing of the transaction between Roivant and Sumitomo Dainippon Pharma), $3.3 million of total depreciation, amortization and non-cash interest expense, and a $4.9 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs and debt discounts, prepayment penalties and early redemption fees in connection with the repayment of outstanding obligations to NovaQuest and Hercules on December 31, 2019.
Investing Activities
For the year ended March 31, 2021, we used $9.2 million of cash in investing activities, of which $7.4 million was for the purchase of marketable securities, net of maturities and sales, and $1.8 million was for the purchase of property and equipment.
For the year ended March 31, 2020, we used $3.9 million of cash in investing activities, of which $2.8 million was for the purchase of marketable securities, net of maturities, and $1.1 million was for the purchase of property and equipment.
Financing Activities
For the year ended March 31, 2021, $238.0 million of cash was provided by financing activities. This was primarily due to proceeds of $245.0 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement and proceeds of $6.7 million from the exercise of stock options under our 2016 Equity Incentive Plan, partially offset by payment of tax withholdings on net settlement of share awards of $13.7 million.
For the year ended March 31, 2020, $145.9 million of cash was provided by financing activities. This was primarily due to the net proceeds of $137.0 million we received from issuances of our common shares, which included $134.5 million from the issuance and sale of 17,424,243 common shares in our underwritten public equity offering and $2.5 million from the sale of 106,494 common shares through our “at-the-market” equity offering program, and proceeds of $113.7 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement. In addition, we received proceeds of $0.9 million from the exercise of stock options under our 2016 Equity Incentive Plan. These amounts were partially offset by the repayment of our financing obligations and redemption fees to NovaQuest and Hercules, including payments to NovaQuest of $60.0 million for repayment of principal, early redemption fee of $2.4 million, and an annual debt administration fee of $0.3 million, and payments to Hercules of $40.0 million for repayment of principal, a prepayment penalty of $0.4 million, and an end-of-term charge of $2.6 million.

Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future years (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Related party debt obligations, including interest charge (1)	$402,468	$11,672	$23,343	$367,453	$—
Operating lease obligations (2)	14,515	3,028	6,180	4,891	416
Total	$416,983	$14,700	$29,523	$372,344	$416
(1) Related party debt obligations, including interest charge consists of principal and future interest payments due to Sumitomo Dainippon Pharma pursuant to the terms of the Sumitomo Dainippon Pharma Loan Agreement based on the amounts outstanding at March 31, 2021 and the interest rate in effect at March 31, 2021. See Note 6(A) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2) Operating lease obligations consist of future rent payments under lease and sublease agreements for office space located in Brisbane, California. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
License Agreement with Takeda
In connection with the Takeda License Agreement, we are required to pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in our territory. We cannot, at this time, determine when or if royalty payments will be required or what the total amount of such payments may be. Therefore, such payments are not included in the table above. See Note 14(D) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Contract Service Providers
We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with respect to CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payment for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreements and are considered cancellable contracts. These cancellable contracts are not included in the table above.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these audited consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingencies as of the dates of the audited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.
We believe that the estimates derived from the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are inherently uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates and judgments relating to collaboration arrangements, revenue recognition, and R&D expenses and accruals have the greatest potential impact on our consolidated financial statements. In addition, refer to Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our accounting policies.
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
Amounts we receive prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the audited consolidated balance sheets. If the related efforts underlying the deferred revenue are expected to be satisfied within the next twelve months, the deferred revenue is classified in current liabilities, otherwise it is classified as a non-current liability.
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
In addition, we are dependent on collaborative partners to provide us with information in a timely and accurate manner for use in preparing our consolidated financial statements and related disclosures. Certain of this information may also be subject to estimates. Should our collaborative partners fail to provide us with any such information in a timely manner, or should any estimates upon which such financial information was based, prove to be inaccurate, we could be required to record such adjustments in future periods.
Revenue Recognition
Product Revenue, Net
Revenue from product sales is recognized when physical control of our product is transferred to our customers, who are specialty distributors and pharmacies. Product sales are recorded net of various forms of variable consideration, including estimated (a) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) group purchasing organization (GPO) discounts, performance rebates and administrative fees, (d) product returns and (e) costs of co-pay assistance programs for patients (collectively, “sales deductions”).
The variability in the net transaction price for our product arises primarily from the aforementioned sales deductions. Significant judgment is required in estimating certain sales deductions. In making these estimates, we consider our historical experience, product price increases or decreases, current contractual and statutory requirements, unbilled claims, processing time lags for claims, inventory levels in the distribution channel, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
License, Milestone, and Other Revenue
For units of account under ASC 606, we apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgements are discussed in more detail below:
•Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, we apply judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the related revenue recognition accordingly.
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
We consider regulatory approval of product candidates to be uncertain and products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory, but rather expensed as R&D expenses when incurred.
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
Recent Accounting Pronouncements
For information regarding the impact of recently adopted accounting pronouncements and the expected impact of recently issued accounting pronouncements not yet adopted on our consolidated financial statements, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, because we may continue to report as a “smaller reporting company” for this Annual Report on Form 10-K, we are not required to provide the information required by this item in this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF MYOVANT SCIENCES LTD.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myovant Sciences Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Myovant Sciences Ltd. (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Application of collaborative arrangements guidance to the collaboration and license agreement with Pfizer, Inc.

Description of the Matter
During the year ended March 31, 2021, the Company recorded collaboration revenue of $22.4 million under its collaboration and license agreement with Pfizer, Inc. (“Pfizer”). As described in Note 13 to the consolidated financial statements, the Company entered into a collaboration and license agreement with Pfizer under which the parties collaborate to jointly develop and commercialize relugolix in oncology and women’s health indications in the U.S. and Canada. In connection with the agreement, the Company received a $650 million upfront payment from Pfizer, of which $150 million represents Pfizer’s advanced payment for its share of expenses for the first two years of the agreement. The Company analyzed the units of account in the collaboration agreement to determine whether units of account were subject to ASC 606, Revenue from Contracts with Customers, or ASC 808, Collaborative Arrangements.

Auditing the accounting for the collaboration and license agreement was especially challenging and subject to auditor judgment because of the subjectivity required to identify the units of account and determine whether the units of account are more indicative of collaborative activities or a customer-vendor relationship. Management also applied judgment to allocate arrangement consideration, including the $650 million upfront payment, to the units of account, and to determine the revenue recognition method and corresponding term over which revenue is expected to be recognized.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for the collaboration and license agreement with Pfizer, our audit procedures included, among others, reading and understanding the terms of the agreement and evaluating the Company’s identification of the units of account. We tested management’s application of U.S. generally accepted accounting principles to the cost sharing provisions of the agreement, the units of account, the revenue recognition method applied, and the expected term of the agreement, including consideration of termination provisions. Further, we recalculated revenue recognized and ending current and non-current deferred revenue as of March 31, 2021.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Redwood City, California
May 11, 2021

MYOVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$674,493	$76,644
Accounts receivable, net	3,570	—
Marketable securities	10,435	2,997
Inventory	2,611	—
Prepaid expenses and other current assets	13,536	8,269
Total current assets	704,645	87,910
Property and equipment, net	3,300	2,497
Operating lease right-of-use asset	9,655	11,146
Other assets	7,427	4,373
Total assets	$725,027	$105,926
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$17,809	$15,334
Accrued expenses and other current liabilities	44,612	29,060
Share-based compensation liabilities	21,636	—
Deferred revenue	100,564	40,000
Amounts due to collaboration partner	1,954	—
Cost share advance from collaboration partner	92,415	—
Operating lease liability	1,807	1,516
Amounts due to related parties	543	15
Total current liabilities	281,340	85,925
Deferred revenue, non-current	397,369	—
Cost share advance from collaboration partner, non-current	29,447	—
Long-term operating lease liability	9,189	10,996
Long-term debt, less current maturities (related party)	358,700	113,700
Other	2,947	3,582
Total liabilities	1,078,992	214,203
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 91,000,869 and 89,833,998 issued and outstanding at March 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	709,466	684,381
Accumulated other comprehensive loss	(17,285)	(1,646)
Accumulated deficit	(1,046,148)	(791,014)
Total shareholders’ deficit	(353,965)	(108,277)
Total liabilities and shareholders’ deficit	$725,027	$105,926
The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended March 31,
	2021	2020	2019
Revenues:
Product revenue, net	$3,630	$—	$—
Collaboration revenue	22,354	—
License and milestone revenue	33,333	—	—
Total revenues	59,317	—	—
Operating costs and expenses:
Cost of product revenue	301	—	—
Collaboration expense to Pfizer	1,664	—	—
Research and development (1)	136,713	192,560	222,607
Selling, general and administrative (2)	181,423	82,327	42,219
Total operating costs and expenses	320,101	274,887	264,826
Loss from operations	(260,784)	(274,887)	(264,826)
Interest expense (3)	10,401	12,663	8,821
Loss on extinguishment of debt	—	4,851	—
Interest income	(211)	(2,552)	(881)
Foreign exchange (gain) loss	(16,176)	(1,621)	309
Loss before income taxes	(254,798)	(288,228)	(273,075)
Income tax expense	336	761	476
Net loss	$(255,134)	$(288,989)	$(273,551)
Net loss per common share — basic and diluted	$(2.83)	$(3.37)	$(4.09)
Weighted average common shares outstanding — basic and diluted	90,036,459	85,839,303	66,910,060
(1) Includes $58 of expense (inclusive of third-party pass-through costs) for the year ended March 31, 2021 to related parties (see Note 6).
(2) Includes $5,330 of expense (inclusive of third-party pass-through costs) for the year ended March 31, 2021 to related parties (see Note 6).
(3) Includes $9,766 and $1,441 of interest expense under the Sumitomo Dainippon Pharma Loan Agreement for the years ended March 31, 2021 and 2020. (see Note 6(A)).
The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended March 31,
	2021	2020	2019
Net loss	$(255,134)	$(288,989)	$(273,551)
Other comprehensive loss:
Foreign currency translation adjustment	(15,639)	(2,153)	483
Total other comprehensive (loss) income	(15,639)	(2,153)	483
Comprehensive loss	$(270,773)	$(291,142)	$(273,068)
The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at March 31, 2018	60,997,856	$1	$266,178	$24	$(228,474)	$37,729
Issuance of shares in connection with “at-the-market” equity offering, net of commissions and offering costs of $2,919	3,970,129	—	84,052	—	—	84,052
Issuance of shares in connection with Private Placement with former majority shareholder	1,110,015	—	22,500	—	—	22,500
Share-based compensation expense	—	—	18,067	—	—	18,067
Capital contribution from former majority shareholder — share-based compensation	—	—	629	—	—	629
Capital contribution from former majority shareholder	—	—	752	—	—	752
Foreign currency translation adjustment	—	—	—	483	—	483
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $5,110	3,533,399	—	74,391	—	—	74,391
Shares issued to NovaQuest, net of issuance costs	2,286,284	—	37,982	—	—	37,982
Issuance of shares upon exercise of stock options and vesting of RSUs	159,807	—	1,300	—	—	1,300
Net loss	—	—	—	—	(273,551)	(273,551)
Balance at March 31, 2019	72,057,490	1	505,851	507	(502,025)	4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,292	17,424,243	1	134,457	—	—	134,458
Share-based compensation expense	—	—	40,102	—	—	40,102
Capital contribution from former majority shareholder — share-based compensation	—	—	149	—	—	149
Capital contribution from former majority shareholder	—	—	334	—	—	334
Foreign currency translation adjustment	—	—	—	(2,153)	—	(2,153)
Issuance of shares upon exercise of stock options and vesting of PSUs and RSUs	245,771	—	942	—	—	942
Net Loss	—	—	—	—	(288,989)	(288,989)
Balance at March 31, 2020	89,833,998	2	684,381	(1,646)	(791,014)	(108,277)

Share-based compensation expense	—	—	53,676	—	—	53,676
Share-based compensation awards reclassified to current liabilities	—	—	(17,473)	—	—	(17,473)
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	6,446	—	—	6,446
Share-based compensation expense reclassified to current liabilities	—	—	(10,609)	—	—	(10,609)
Vesting of share awards, net of shares withheld for taxes	261,095	—	(13,664)	—	—	(13,664)
Issuance of shares upon exercise of stock options	905,776	—	6,709	—	—	6,709
Foreign currency translation adjustment	—	—	—	(15,639)	—	(15,639)
Net loss	—	—	—	—	(255,134)	(255,134)
Balance at March 31, 2021	91,000,869	$2	$709,466	$(17,285)	$(1,046,148)	$(353,965)
The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(255,134)	$(288,989)	$(273,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	53,676	40,251	18,696
Depreciation and amortization (1)	2,479	1,765	438
Non-cash interest expense (2)	635	1,486	2,084
Loss on extinguishment of debt	—	4,851	—
Foreign currency transaction (gain) loss	(16,176)	(1,621)	309
Other	537	(359)	926
Changes in operating assets and liabilities:
Accounts receivable	(3,570)	—	—
Inventory	(2,611)	—	—
Prepaid expenses and other current assets	(5,267)	1,925	(5,055)
Income tax receivable	—	524	476
Other assets	(1,441)	(10)	76
Accounts payable	2,457	4,315	6,441
Interest payable	—	(1,077)	795
Accrued expenses and other current liabilities	15,552	(24,675)	21,510
Deferred revenue	457,933	40,000	—
Amount due to collaboration partner	1,954	—	—
Cost share advance from collaboration partner	121,227	—	—
Operating lease liabilities	(1,516)	(882)	—
Deferred rent	—	—	749
Deferred interest payable	—	(2,273)	2,018
Amounts due to related parties	528	15	—
Other liabilities	(635)	3,582	—
Net cash provided by (used in) operating activities	370,628	(221,172)	(224,088)
Cash flows from investing activities:
Purchases of marketable securities	(63,824)	(32,076)	—
Maturities of marketable securities	33,261	29,240	—
Sales of marketable securities	23,125	—	—
Purchases of property and equipment	(1,773)	(1,099)	(1,236)
Net cash used in investing activities	(9,211)	(3,935)	(1,236)
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs paid	—	137,004	218,925
Proceeds from related party debt financing	245,000	113,700	—
Proceeds from stock option exercises	6,709	942	1,300
Proceeds from third-party debt financing, net of financing costs paid	—	—	53,974
Payment of tax withholding on net settlement of share awards	(13,664)	—	—
Payment of third-party debt financings and redemption and administration fees	—	(105,720)	(300)
Net cash provided by financing activities	238,045	145,926	273,899
Net change in cash, cash equivalents and restricted cash	599,462	(79,181)	48,575
Cash, cash equivalents and restricted cash, beginning of period	78,018	157,199	108,624
Cash, cash equivalents and restricted cash, end of period	$677,480	$78,018	$157,199
Non-cash financing activities:
Reclassification of share-based compensation awards from additional paid-in capital to current liabilities	$17,473	$—	$—
Change in fair value of share-based awards recorded to additional paid-in capital	$10,609	$—	$—
Reclassification of share-based compensation liabilities to additional paid-in capital upon settlement of awards	$6,446	$—	$—
Equipment purchases included in accounts payable	$18	$—	$—
Supplemental disclosure of cash paid:
Income taxes	$513	$38	$—
Interest	$—	$13,030	$3,923
Interest (related party)	$9,819	$1,426	$—
(1) Includes amortization of operating lease right-of-use assets.
(2) Includes imputed interest on cost share advance from collaboration partner for the year ended March 31, 2021 and amortization of debt discount and issuance costs for the years ended March 31, 2020 and 2019.
The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Consolidated Financial Statements
Note 1—Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a biopharmaceutical company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. ORGOVYXTM (relugolix) was approved by the U.S. Food and Drug Administration (“FDA”) in 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer. Relugolix is also under regulatory review in Europe for men with advanced prostate cancer. In addition, relugolix combination tablet (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) is under regulatory review in the U.S. and Europe for women with uterine fibroids, has completed Phase 3 registration-enabling studies for women with endometriosis, and is being assessed for contraceptive efficacy in healthy women ages 18-35 years who are at risk for pregnancy. The Company is also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since its inception, the Company has devoted substantially all of its efforts to identifying and in-licensing its product candidates, organizing and staffing the Company, raising capital, preparing for and advancing the clinical development of its product candidates, preparing for and achieving regulatory approvals, and preparing for and executing on commercialization of its product candidates. Since its inception, the Company has funded its operations primarily from the issuance and sale of its common shares, from debt financing arrangements, and more recently from the upfront and milestone payments received from Pfizer Inc. (“Pfizer”) and Gedeon Richter Plc. (“Richter”). The Company launched its first product, ORGOVYX, in the U.S. in January 2021 and began generating product revenue, net from sales of ORGOVYX in the U.S. in January 2021.
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of March 31, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.5%, of the Company’s outstanding common shares.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Liquidity and Capital Resources
As of March 31, 2021, the Company had approximately $684.9 million in cash, cash equivalents, and marketable securities. The Company currently believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K.
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
As of March 31, 2021, the Company had approximately $41.3 million of borrowing capacity available to it under the Sumitomo Dainippon Pharma Loan Agreement (see Note 6(A)) and is also eligible to receive up to $3.7 billion and $137.5 million of additional milestone payments from Pfizer and Richter pursuant to the Pfizer Collaboration and License Agreement (see Note 13(B)) and the Richter Development and Commercialization Agreement (see Note 13(A)), respectively, as well as potential royalty payments on net sales under each agreement.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingencies at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Determinations in which management uses subjective judgments include, but are not limited to, collaboration arrangements, revenue recognition, share-based compensation expenses, research and development (“R&D”) expenses and accruals, leases, and income taxes. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, that are not readily apparent from other sources. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the prior years’ consolidated statements of cash flows to place them on a comparable basis with the current year regarding the presentation of foreign currency transaction gains and losses and summarizing financing activities pertaining to sales of the Company’s common shares. Net loss and shareholders’ equity (deficit) previously reported were not affected by these reclassifications.
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
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Through May 11, 2021, the date of issuance of this Annual Report on Form 10-K, the Company’s results of operations and cash flows have not been significantly impacted by the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments, and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of May 11, 2021.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents, and marketable securities. As of March 31, 2021, cash, cash equivalents, and marketable security balances are diversified between four financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its cash equivalents and marketable securities. The Company maintains its cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities of investments to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.
The Company is also subject to credit risk from accounts receivable related to its product sales. The Company monitors its exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company has entered into distribution agreements with a limited number of specialty distributors and pharmacies, and all of the Company’s product sales are to these customers. Customer creditworthiness is monitored and collateral is not required. For the year ended March 31, 2021, the Company’s four largest customers represented 90% of the Company’s product revenue, net and 95% of the Company’s accounts receivable at March 31, 2021, and each of these customers represented 10% or greater of the

Company’s product revenue, net and accounts receivable. The Company began commercializing ORGOVYX in the U.S. in January 2021 and had no product revenue, net or accounts receivable prior to January 2021.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Interest income consists of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities. Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use and are included in other assets on the consolidated balance sheets.
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash and consists of the following (in thousands):

	March 31,
	2021	2020	2019
Cash and cash equivalents	$674,493	$76,644	$156,074
Restricted cash	2,987	1,374	1,125
Total cash, cash equivalents and restricted cash	$677,480	$78,018	$157,199
Accounts Receivable, Net
The Company’s accounts receivable consists of amounts due from customers related to product sales and have standard payment terms. For certain customers, the accounts receivable for the customer is net of prompt pay discounts. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company began commercializing ORGOVYX in the U.S. in January 2021 and had no accounts receivable prior to January 2021. The Company has historically not experienced significant credit losses and no amounts were reserved for estimated losses as of March 31, 2021.
Marketable Debt Securities
Investments in marketable debt securities are held in custodial accounts at a financial institution and managed by the Company’s investment advisor based on the Company’s investment guidelines. The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities.
The Company classifies its marketable debt securities as available-for-sale at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are recorded in accumulated other comprehensive (loss) income until realized. Any unrealized losses are evaluated for other-than-temporary impairment at each balance sheet date. Realized gains and losses are determined based on the specific identification method.
The Company does not intend to sell its marketable debt securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its marketable debt securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the marketable debt security before recovery of the amortized cost basis. See Note 3 for additional information.
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
The recorded amounts of certain financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, amounts due to collaboration partner, and amounts due to related parties, approximate fair value due to their relatively short maturities. Marketable debt securities that are classified as available-for-sale are recorded at estimated fair value and are include in Level 2 of the fair value hierarchy. The fair value of marketable debt securities is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or have been derived from observable market data. Cost share advance from collaboration partner is recorded at its estimated fair value and is included in Level 2 of the fair value hierarchy. The carrying value of the Company’s debt obligations to Sumitomo Dainippon Pharma approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy. Share-based compensation liabilities related to stock options are remeasured at fair value on a recurring basis using the Black-Scholes option pricing model and are included in Level 2 of the fair value hierarchy. Share-based compensation liabilities related to common shares are remeasured at fair value on a recurring basis and are included in Level 1 of the fair value hierarchy.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value and determines the cost of inventories using the average-cost method. Inventories include the cost for raw materials, the cost to manufacture the raw materials into finished goods, and overhead. The Company performs an assessment of the recoverability of inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized, but rather expensed as R&D expenses when incurred.
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
The Company elected the practical expedient not to apply the recognition and measurement requirements to short-term leases, which is any lease with a term of one year or less as of the commencement date. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date.
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
Collaborative Arrangements
The Company may enter into collaboration arrangements with pharmaceutical and biotechnology partners. The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, to determine whether such arrangements involve joint operating activities performed by the parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple units of account, the Company first determines which units of account of the collaboration are deemed to be within the scope of ASC 808 and those that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606, Revenue from Contracts with Customers.
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
Revenue Recognition
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
License, Milestone and Other Revenue
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
Product Revenue, net
Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) group purchasing organization (“GPO”) discounts, performance rebates and administrative fees, (d) product returns and (e) costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts the Company expects to be earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net or accrued expenses and other current liabilities if payable to a third-party. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
The Company makes significant estimates and judgments that materially affect its recognition of product revenue, net. Claims by third-party payers for rebates, chargebacks and discounts frequently may be submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. The Company will adjust its estimates based on new information, including information regarding actual rebates, chargebacks and discounts for its products, as it becomes available.
Cost of Product Revenue
Cost of product revenue is composed of the cost of goods sold and royalty expense. Cost of goods sold consists of the cost of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with sales of ORGOVYX in the U.S. Royalty expense consists of a fixed, high single-digit royalty on net sales of ORGOVYX payable to Takeda pursuant to the terms of the Takeda License Agreement (see Note 14(D)).

In connection with the FDA approval of ORGOVYX on December 18, 2020, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs of ORGOVYX were expensed as R&D expenses prior to FDA approval and, therefore, these costs are not included in cost of goods sold.
Collaboration Expense to Pfizer
Collaboration expense to Pfizer consists of Pfizer’s 50% share of net profits from sales of ORGOVYX in the U.S. (see Note 13(B)).
Research and Development Expenses
R&D costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based on an ongoing review of the level of effort and costs actually incurred. R&D expenses consist of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for employees engaged in R&D activities, expenses from third parties who conduct R&D activities on behalf of the Company, investigator grants, sponsored research, and fees incurred for regulatory submissions. The Company expenses in-process R&D projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use.
The Company considers regulatory approval of product candidates to be uncertain and products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory, but rather expensed as R&D expenses when incurred.
Advertising Expense
In connection with the FDA approval and commercial launch of ORGOVYX in January 2021, the Company began to incur advertising costs. Advertising costs, which include promotional expenses, are expensed as incurred. The Company incurred approximately $4.9 million of advertising costs, net of cost share reimbursements from Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement (see Note 13(B)), during the year ended March 31, 2021. No amounts were incurred during the years ended March 31, 2020 and 2019.
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
The Company estimates the grant date fair value of stock options, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. These assumptions include:
•Expected Term. The expected term represents the period that the Company’s share-based awards are expected to be outstanding and is determined using the simplified method in accordance with the Securities and Exchange Commission (“SEC”), Staff Accounting Bulletin (“SAB”) No. 107 and No. 110 (based on the mid-point between the vesting date and the end of the contractual term).
•Expected Volatility. The expected volatility considers the Company’s historical volatility and weighted average measures of volatility of a peer group of companies for a period equal to the expected term of the stock options. The Company’s peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty.
•Risk-Free Interest Rate. The risk-free interest rate is based on the interest rates paid on securities issued by the U.S. Treasury with a term approximating the expected term of the stock options.
•Expected Dividend. The Company has never paid, and does not anticipate paying, cash dividends on its common shares. Therefore, the expected dividend yield was assumed to be zero.
Share-based compensation expense associated with restricted stock units (“RSU”) and performance share units (“PSU”) is based on the fair value of the Company’s common shares on the grant date, which equals the closing market price of the Company’s common shares on the grant date. The Company recognizes the share-based compensation expense related to RSUs on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the share-based compensation expense related to PSUs if the performance criteria are deemed probable of being met. Share-based compensation liabilities (a current liability) are remeasured at fair value each reporting period until the common share awards are settled or become mature, with the change in fair value recorded as share-based compensation expense.
No tax benefits for share-based compensation have been recognized in the consolidated statements of shareholders’ equity (deficit) or consolidated statements of cash flows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefits related to share-based compensation as a result of its full valuation allowance on net deferred tax assets and net operating loss carryforwards.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, reduced, when applicable, for outstanding yet unvested shares of restricted common shares. The computation of diluted net loss per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, restricted stock awards, performance stock units, and warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.
As of March 31, 2021, 2020 and 2019 potentially dilutive securities were as follows:

	March 31,
	2021	2020	2019
Stock options	8,293,331	7,723,302	5,396,465
Restricted stock awards (unvested)	—	634,623	916,679
Restricted stock units (unvested)	3,194,562	645,689	39,387
Performance stock units (unvested)	376,673	299,870	—
Warrants	73,710	73,710	73,710
Total	11,938,276	9,377,194	6,426,241
Change in Functional Currency
Prior to December 1, 2020, the functional currency of the Company’s wholly-owned subsidiary in Switzerland, Myovant Sciences GmbH (“MSG”), was the local currency where the subsidiary is located, the Swiss franc. Transactions in foreign currencies were translated to the functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses were recognized in foreign exchange (gain) loss in the consolidated statements of operations. The results of operations of MSG were translated to U.S. dollar, the Company’s reporting currency, at the average rates of exchange during the period. The cumulative effect of these exchange rate adjustments was included in a separate component of other comprehensive income (loss) on the consolidated balance sheets.
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
Pushdown Accounting
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change in control event occurs. If pushdown accounting is applied to an individual change in control event, that election is irrevocable. The Company elected not to apply pushdown accounting in its consolidated financial statements upon the change in control of the Company on December 27, 2019. See Note 6(A).
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which simplifies the fair value measurement disclosure requirements. The Company adopted the new standard on April 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). This guidance is intended to reduce diversity in practice and clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. ASU 2018-18 provided guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The Company adopted the new standard on April 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which amends ASU 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as assets related to the service contract and which costs to expense. The Company adopted ASU 2018-15 using the prospective method as of April 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022. As of March 31, 2021, the Company has not modified its contract that will be impacted by reference rate reform. The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial statements and related disclosures when its contract impacted by reference rate reform is modified.
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
Note 3—Fair Value Measurements
Financial Instruments Measured at Fair Value on a Recurring Basis
The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires that certain assets and liabilities be reflected at their fair value. The fair value of these financial instruments is based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by U.S. GAAP (see Note 2). The following table summarizes the Company’s assets and liabilities that require fair value remeasurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Assets:
Money market funds (1)	$36,903	$—	$—	$36,903
Commercial paper (2)	—	21,689	—	21,689
U.S. agency securities (1)	—	10,000	—	10,000
Municipal bonds (3)	—	1,417	—	1,417
Total assets	$36,903	$33,106	$—	$70,009
Liabilities:
Share-based compensation liabilities - stock options (5)	$—	$12,113	$—	$12,113
Share-based compensation liabilities - common shares (6)	9,523	—	—	9,523
Total liabilities	$9,523	$12,113	$—	$21,636

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2020
Assets:
Money market funds (1)	$11,348	$—	$—	$11,348
Commercial paper (4)	—	7,042	—	7,042
Total assets	$11,348	$7,042	$—	$18,390
(1) Included in cash and cash equivalents.
(2) Includes $12.7 million in cash and cash equivalents and $9.0 million in marketable securities.
(3) Included in marketable securities.
(4) Includes $4.0 million in cash and cash equivalents and $3.0 million in marketable securities.
(5) Includes 1,281,803 outstanding stock options remeasured using the Black-Scholes option-pricing model (see Note 13(H)).
(6) Includes 462,705 common shares remeasured using the Company’s March 31, 2021 closing market price of $20.58 per common share (see Note 13(H)).
During the year ended March 31, 2021, the Company’s former Principal Executive Officer’s outstanding fully-vested share-based compensation awards were reclassified from equity to liabilities following the modification of the awards to include a share repurchase feature (see Note 10(H)). The share-based compensation liabilities are remeasured each reporting period with the change in fair value recorded as share-based compensation expense in the Company’s consolidated statements of operations until the equity awards are exercised and sold to Sumitovant or to the market or the former Principal Executive Officer has held the common shares for a period of at least six months. The Company remeasures the share-based compensation liabilities related to outstanding stock options at fair value using the Black-Scholes option pricing model for which all significant inputs are observable, either directly or indirectly, which caused them to be classified as a Level 2 measurement within the fair value hierarchy. The Company remeasures the share-based compensation liabilities related to common shares held for less than six months based on the closing market price of the Company’s common shares at each reporting period-end, which caused them to be classified as a Level 1 measurement within the fair value hierarchy.
The following table includes information regarding the Company’s share-based compensation liabilities (a current liability) for the year ended March 31, 2021 (in thousands):

March 31, 2020	$—
Reclassification from additional paid-in capital	17,473
Change in fair value	10,609
Settlements	(6,446)
March 31, 2021	$21,636
The fair value of the share-based compensation liabilities related to outstanding stock options was estimated as of March 31, 2021 using the Black-Scholes option-pricing model and the following assumptions:

Expected common share price volatility	72.9%
Expected risk free interest rate	0.06%
Expected term, in years	0.78
Expected dividend yield	—%
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company recorded the cost share advance from collaboration partner, which is included in Level 2 of the fair value hierarchy, at its estimated fair value of $146.4 million as of the transaction date. As discussed in Note 13(B), on the transaction date, the cost share advance from collaboration partner was discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance is expected to be utilized. The recorded amount has been and will continue to be reduced each reporting period by the amount of Allowable Expenses applied to the cost share advance. There were no nonrecurring fair value assets as of March 31, 2021 and 2020 and no nonrecurring fair value liabilities as of March 31, 2020.

Note 4— Inventory
As of March 31, 2021, inventory consisted of the following (in thousands):

Raw materials	$1,390
Work in process	773
Finished goods	448
Total inventory	$2,611
The Company had no inventory as of March 31, 2020.
Note 5—Accrued Expenses and Other Current Liabilities
As of March 31, 2021 and 2020, accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,
	2021	2020
Accrued R&D expenses	$8,544	$15,500
Accrued compensation-related expenses	20,571	9,309
Accrued commercial expenses	7,770	818
Accrued sales discounts, rebates, and allowances	1,315	—
Deferred net product revenue	162	—
Accrued professional service fees	935	1,126
Accrued other expenses and tax obligations	5,315	2,307
Total accrued expenses and other current liabilities	$44,612	$29,060
Note 6—Related Party Transactions
(A) Sumitomo Dainippon Pharma Co., Ltd.
On December 27, 2019, the Company’s former controlling shareholder, Roivant Sciences Ltd. (“Roivant”), completed a transaction (the “Sumitomo-Roivant Transaction”) in which all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma, resulting in Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, owning 45,008,604, or approximately 50.2%, of the Company’s outstanding common shares on December 27, 2019. As of March 31, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 53.5%, of the Company’s outstanding common shares. As of March 31, 2021, amounts due to Sumitomo Dainippon Pharma for reimbursement of certain third-party pass-through expenses incurred on behalf of the Company were less than $0.1 million, and are included in amounts due to related parties on the accompanying consolidated balance sheets.
Sumitomo Dainippon Pharma Loan Agreement
On December 27, 2019, the Company and its subsidiary, MSG, entered into a Loan Agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”). Pursuant to the Sumitomo Dainippon Pharma Loan Agreement, Sumitomo Dainippon Pharma agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. On December 30, 2019, the Company borrowed an initial amount of $113.7 million under the Sumitomo Dainippon Pharma Loan Agreement, the proceeds of which were used to repay all outstanding obligations of the Company to NovaQuest Capital Management (“NovaQuest”) and Hercules Capital, Inc. (“Hercules”) and to satisfy certain other fees and expenses. Additional funds may be drawn down by the Company once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to the Company, and in which case the Company would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Dainippon Pharma Loan Agreement. Loans under the Sumitomo Dainippon Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.

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
As of March 31, 2021, approximately $41.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement, and the outstanding loan balance of $358.7 million is classified as a long-term liability on the accompanying consolidated balance sheets under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was $9.8 million and $1.4 million for the years ended March 31, 2021 and 2020, respectively, and is included in interest expense in the accompanying consolidated statements of operations. There was no such interest expense for the year ended March 31, 2019.
Annual maturities of amounts outstanding as of March 31, 2021 under the Sumitomo Dainippon Pharma Loan Agreement are as follows (in thousands):

Years Ended March 31,
2022	$—
2023	—
2024	—
2025	358,700
Total	$358,700
Sumitomo Dainippon Pharma Loan Commitment
On August 5, 2020, the Company obtained a debt commitment letter from Sumitomo Dainippon Pharma, as amended by a letter dated September 29, 2020, and then further amended by a letter dated December 22, 2020 (the “2020 Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Dainippon Pharma committed to enter into a new $200.0 million unsecured, low-interest, five-year term loan facility. The 2020 Commitment Letter expired in March 2021.
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
(B) Sumitovant
On May 18, 2020, the Company and Sumitovant entered into a consulting agreement, as amended on November 9, 2020, pursuant to which Sumitovant provided consulting services to the Company to support the Company in commercial planning, commercial launch activities and implementation. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of the Company’s board of directors, provided services to the Company on behalf of Sumitovant under this agreement. The term of the consulting agreement with Sumitovant expired on March 31, 2021. For the year ended March 31, 2021, the Company incurred $0.8 million of expense under this consulting agreement, which is included in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. In addition, for the year ended March 31, 2021, the Company agreed to reimburse Sumitovant for certain other third-party pass-through expenses that it incurred on behalf of the Company. These expenses, totaling $0.7 million are included in SG&A expense in the accompanying consolidated statements of operations.
As of March 31, 2021, the Company’s outstanding obligation to Sumitovant is $0.1 million and is included in amounts due to related parties on the accompanying consolidated balance sheets.
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
As consideration for the services, MSG has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees. As of March 31, 2021, amounts held in this escrow fund are included in restricted cash under the caption other assets on the accompanying consolidated balance sheets. For the year ended March 31, 2021, the Company incurred $3.8 million under this agreement (inclusive of third-party pass-through costs billed to the Company) of which $3.7 million and $0.1 million of expenses are included in SG&A expenses and R&D expenses, respectively, in the accompanying consolidated statement of operations. As of March 31, 2021, the Company’s outstanding obligation pursuant to this agreement is $0.4 million and is included in amounts due to related parties on the accompanying consolidated balance sheets.
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
(D) Roivant Sciences Ltd.
As a result of the closing of the Sumitomo-Roivant Transaction described in Note 6(A), on December 27, 2019 all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Dainippon Pharma. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company. On December 27, 2019, the then existing Information Sharing and Cooperation Agreement between the Company and Roivant, the then existing Services Agreements between the Company and certain of its subsidiaries and Roivant and certain of its subsidiaries, and the then existing Option Agreement between the Company and Roivant were terminated. For the years ended March 31, 2020 and 2019, the Company paid or reimbursed Roivant approximately $0.6 million and $4.8 million, respectively, under the terms of the then existing Services Agreements. In addition, the Company recorded share-based compensation expense allocated from Roivant of $0.1 million and $0.6 million for the years ended March 31, 2020 and 2019, respectively. No amounts were incurred during the year ended March 31, 2021.
In April 2018, the Company sold to Roivant 1,110,015 of its common shares at a purchase price of $20.27 per common share, for gross proceeds of $22.5 million, in a private placement. In addition, Roivant purchased 2,424,242 of the Company’s common shares in the Company’s June 4, 2019 underwritten public equity offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million (see Note 9).
(E) Amended and Restated Bye-Laws
On December 22, 2019, the Company’s board of directors approved, subject to the closing of the Sumitomo-Roivant transaction and shareholder approval and certain other conditions, the adoption of the Company’s Fifth Amended and Restated Bye-Laws (the “New Bye-Laws”), which amended and restated the Company’s bye-laws to, among other things, (i) remove the procedures established in June 2019 providing Roivant with the power, under certain circumstances, to appoint a majority of directors on the Company’s board and related powers, (ii) revise certain other aspects of the Company’s corporate governance and (iii) make other minor wording changes and additions, removal and revisions of defined terms. The New Bye-Laws became effective on January 23, 2020.

Note 7—Financing Arrangements
(A) NovaQuest
In October 2017, the Company, its subsidiaries, as guarantors, and NovaQuest entered into (i) a Securities Purchase Agreement (the “NovaQuest Securities Purchase Agreement”) and (ii) an Equity Purchase Agreement (the “NovaQuest Equity Purchase Agreement”). Pursuant to the NovaQuest Securities Purchase Agreement, the Company issued $60.0 million aggregate principal amount of notes, of which $6.0 million was issued in October 2017 and $54.0 million was issued in December 2018. Concurrent with each purchase of notes, NovaQuest was obligated to purchase up to $20.0 million of the Company’s common shares on a pro rata basis, subject to certain terms and conditions. With the issuance of $6.0 million aggregate principal amount of notes in October 2017, NovaQuest purchased 138,361 common shares for $2.0 million, and with the issuance of $54.0 million aggregate principal amount of notes in December 2018, NovaQuest purchased 1,082,977 common shares for $18.0 million. Pursuant to the NovaQuest Equity Purchase Agreement, NovaQuest committed to purchase an additional $20.0 million of the Company’s common shares from time to time at the Company’s discretion. In December 2018, the Company exercised this option and issued and sold 1,203,307 common shares for $20.0 million. The notes bore interest at a rate of 15% per annum, of which 5% was payable quarterly, and 10% was payable on a deferred basis.
The Company repaid all of its obligations to NovaQuest on December 31, 2019 including $60.0 million of principal repayment of the notes, accrued and unpaid interest of $7.6 million, and an early redemption fee of $2.4 million.
(B) Hercules
In October 2017, the Company, its subsidiaries, as guarantors, and Hercules entered into a Loan Agreement (the “Hercules Loan Agreement”), which provided up to $40.0 million principal amount of term loans (the “Term Loans”). A first tranche of $25.0 million principal amount was funded upon execution of the Hercules Loan Agreement in October 2017 and the remaining $15.0 million principal amount was funded in March 2018.
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
Concurrent with each funding of the Term Loans, the Company was required to issue to Hercules a warrant (the “Warrants”) to purchase a number of its common shares equal to 3% of the principal amount of the relevant Term Loan funded divided by the exercise price, which was based on the lowest three-day volume-weighted average price for the three consecutive trading days prior to the funding date for such Term Loan. The Warrants may be exercised on a cashless basis and are immediately exercisable through the seventh anniversary of the applicable funding date. In connection with the first tranche funded under the Hercules Loan Agreement, the Company issued a Warrant to Hercules exercisable for an aggregate of 49,800 of its common shares at an exercise price of $15.06 per common share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercisable for an aggregate of 23,910 of its common shares at an exercise price of $18.82 per common share. The total 73,710 warrants issued to Hercules were outstanding and exercisable as of March 31, 2021.
The Company repaid all of its obligations to Hercules on December 31, 2019, including $40.0 million of principal repayment of the Term Loans, accrued and unpaid interest of $0.3 million, a prepayment penalty of $0.4 million, and an end of term charge of $2.6 million.
(C) Extinguishment of Debt
On December 27, 2019, the Company and its subsidiary, MSG, entered into the Sumitomo Dainippon Pharma Loan Agreement, which is further discussed in Note 6(A). On December 30, 2019, the Company borrowed an initial amount of $113.7 million under the Sumitomo Dainippon Pharma Loan Agreement, the proceeds of which were used to repay all outstanding obligations with Hercules and NovaQuest and to satisfy certain other fees and expenses. The repayments resulted in a loss on extinguishment of debt of $4.9 million, which is included under the caption loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended March 31, 2020. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the debt and the amounts paid to retire the debt.

Note 8—Income Taxes
The loss before income taxes and the related tax expense are as follows (in thousands):

	Year Ended March 31,
	2021	2020	2019
(Loss) income before income taxes:
United States	$(40,663)	$(29,509)	$(11,246)
Switzerland	(201,673)	(239,666)	(247,445)
Bermuda	(12,310)	(19,054)	(14,357)
Other(1)	(152)	1	(27)
Total loss before income taxes	$(254,798)	$(288,228)	$(273,075)

Current taxes:
United States	$335	$758	$473
Switzerland	—	—	—
Bermuda	1	—	—
Other(1)	—	3	3
Total current tax expense	336	761	476
Deferred taxes:
United States	—	—	—
Switzerland	—	—	—
Bermuda	—	—	—
Other(1)	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$336	$761	$476
(1) Primarily United States state and local, Ireland and United Kingdom activity.
A reconciliation of income tax expense computed at the Bermuda statutory rate to income tax expense reflected in the consolidated statements of operations is as follows (dollars in thousands):

	Year Ended March 31,
	2021		2020		2019
Income tax expense at Bermuda statutory rate	$—	—%	$—	—%	$—	—%
Foreign rate differential(1)	(37,622)	14.77	(40,056)	13.90	(31,252)	11.44
Impact of changes in enacted income tax rates	—	—	(27,150)	9.42	—	—
Currency remeasurement effects on Swiss deferred tax assets	(13,742)	5.39	—	—	—	—
Officer’s non-deductible share-based compensation	9,590	(3.76)	—	—	—	—
R&D tax credits (net of uncertain tax positions)	(3,771)	1.48	(1,208)	0.42	—	—
Share-based compensation deferral adjustment	(4,364)	1.71	4,089	(1.42)	—	—
Valuation allowance	50,333	(19.75)	65,193	(22.62)	32,335	(11.83)
Other	(88)	0.03	(107)	0.04	(607)	0.22
Total income tax expense	$336	(0.13)%	$761	(0.26)%	$476	(0.17)%
(1) Primarily related to current tax on United States operations including permanent differences as well as operations in Switzerland and the United Kingdom at rates different than the Bermuda rate.

The Company’s effective tax rate for the years ended March 31, 2021, 2020 and 2019 was (0.13)%. (0.26)%, and (0.17)%, respectively, and is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets and liabilities as of March 31, 2021 and 2020 are as follows (in thousands):

	March 31,
	2021	2020
Deferred tax assets:
Research tax credits	$9,967	$6,521
Net operating losses	119,701	84,694
Share-based compensation	12,649	8,573
Intangibles	58,830	52,922
Lease liability	2,317	2,633
Other	7,080	4,936
Subtotal	210,544	160,279
Valuation allowance	(207,858)	(157,525)
Deferred tax liabilities:
Depreciation	(651)	(409)
Right-of-use assets	(2,035)	(2,345)
Total deferred tax assets	$—	$—
As of March 31, 2021, the Company’s net operating losses in Switzerland, Ireland, and the United Kingdom were $876.0 million, $0.2 million, and $31.0 million, respectively. The Switzerland net operating losses will begin to expire on March 31, 2025. The net operating losses in Ireland and the United Kingdom can be carried forward indefinitely with annual usage limitations where applicable. As of March 31, 2021, the Company has research and development credit carryforwards in the United States in the amount of $7.7 million which will begin to expire on March 31, 2038 and in California in the amount of $2.3 million which can be carried forward indefinitely.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence which is difficult to overcome, the Company has recorded a valuation allowance of $207.9 million as of March 31, 2021 representing the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
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
The U.S. tax attributes may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experiences one or more ownership changes, which would limit the amount of the tax attributes that can be utilized to offset future taxable income. In general, an ownership change as defined by Section 382, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period. If a change in ownership occurs in the future, the R&D credit carryforwards could be eliminated or restricted. The Company experienced an ownership change for the purposes of Section 382 and 383 of the Code in December 2019 as a result of the Sumitomo-Roivant Transaction (see Note 6(A)). The ownership change did not result in the forfeiture of any credits generated prior to this date. If a change in ownership occurs in the future, the tax attributes could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company is subject to tax and will file income tax returns in the United Kingdom, Switzerland, Ireland, and the United States federal and certain state and local jurisdictions. The Company is subject to tax examinations for tax years ended March 31, 2018 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire.
Activity related to unrecognized tax benefits for the years ended March 31, 2021, 2020, and 2019 is as follows (in thousands):

	Year Ended March 31,
	2021	2020	2019
Beginning of period balance	$3,177	$—	$—
Gross increases — prior period tax positions	—	2,067	—
Gross decreases — prior period tax positions	(128)	—	—
Gross increases — current period tax positions	1,355	1,110	—
End of period balance	$4,404	$3,177	$—
During the tax year ended March 31, 2021, the Company’s unrecognized tax benefits increased by $1.2 million, primarily associated with the Company’s U.S. Federal and California R&D tax credits. During the tax year ended March 31, 2020, the Company’s unrecognized tax benefits increased by $3.2 million, primarily associated with the Company’s U.S. Federal and California R&D tax credits. As of March 31, 2021, the Company had unrecognized tax benefits of $4.4 million that if recognized would have an immaterial effect on the Company’s effective tax rate. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the effective tax rate. The Company had no accrual for interest or penalties on its consolidated balance sheets at March 31, 2021 and 2020, and had not recognized interest and/or penalties in its consolidated statements of operations for any of the years ended March 31, 2021, 2020 and 2019.
In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of March 31, 2021, the Company has deferred $1.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The current portion of the deferred payroll tax liability of $0.9 million is included in accrued expenses and other current liabilities and the non-current portion of the deferred payroll tax liability of $0.9 million is included in other liabilities on the accompanying consolidated balance sheets.
Note 9—Shareholders’ Equity (Deficit)
(A) Overview
The Company’s Memorandum of Association, filed on February 2, 2016 in Bermuda, authorized the creation of one class of shares. As of March 31, 2021, the Company had 564,111,242 shares authorized with a par value of $0.000017727 per share.
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

(D) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acted as the Company’s agent. During the years ended March 31, 2020 and 2019, the Company issued and sold 106,494 and 3,970,129, respectively, of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 and $21.91, respectively, per common share for aggregate net proceeds to the Company of approximately $2.5 million and $84.1 million, respectively, after deducting underwriting commissions and offering costs paid by the Company. No shares were sold under the Sales Agreement during the year ended March 31, 2021. The “at-the-market” equity offering program expired in March 2021.
Note 10—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2020 Inducement Plan and the Myovant Sciences Ltd. 2016 Equity Incentive Plan (collectively, the “Equity Plans”).
(A) 2020 Inducement Plan
In November 2020, the compensation committee of the Company’s board of directors adopted the Myovant Sciences Ltd. 2020 Inducement Plan (the “2020 Inducement Plan”), which, subject to the adjustment provisions thereof, reserved 1.0 million shares of the Company’s common shares for issuance. The 2020 Inducement Plan was adopted without shareholder approval pursuant to the Listed Company Manual Rule 303A.08 (“Rule 303A.08”) of the New York Stock Exchange (the “NYSE”). The 2020 Inducement Plan provides for the grant of restricted stock units and non-qualified stock options, and contains terms and conditions intended to comply with the inducement award exception under the NYSE rules. In accordance with Rule 303A.08, awards under the 2020 Inducement Plan may only be made to individuals not previously employees of the Company, or being rehired following a bona fide period of interruption of employment, as an inducement material to such individuals’ entering into employment with the Company. An award is a right to receive the Company’s common shares pursuant to the 2020 Inducement Plan pursuant to a restricted stock unit award or a non-qualified stock option award. As of March 31, 2021, there were less than 0.1 million common shares available for future issuance under the 2020 Inducement Plan.
(B) 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, as amended (the “2016 Plan”), under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2020, the number of common shares authorized for issuance under the 2016 Plan increased automatically by 3.6 million shares in accordance with the evergreen provision. As of March 31, 2021, a total of 1.3 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(C) Stock Option Repricing
On August 26, 2019 (the “repricing date”), the Company’s board of directors approved a stock option repricing program (the “repricing”) whereby certain previously granted and still outstanding vested and unvested stock options held by current employees and certain executives were repriced on a one-for-one basis to $7.78 per share, which represented the closing market price of the Company’s common shares on the repricing date. To be eligible to participate in the stock option repricing program, 735,428 vested stock options to certain executives as of the repricing date were subject to a one-year exercise restriction period beginning from the repricing date. No other terms of the repriced stock options were modified, and the repriced stock options have vested and will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 5,095,013 vested and unvested stock options outstanding with original exercise prices ranging from $8.82 to $24.44, and a median exercise price of $17.28 per share, were repriced under this program. The repricing resulted in one-time incremental stock-based compensation expense of $9.2 million, which is being recognized over the remaining term of the repriced stock options.
(D) Stock Options
Each non-qualified stock option has an exercise price equal to the fair market value of the Company’s common shares on the date of grant. Stock options granted to employees generally vest over a four-year period. Initial stock options granted to non-

executive members of the Company’s board of directors vest over a three-year period. One third of the shares subject to such stock options vest on the first anniversary of the grant date, with the balance of the shares vesting in eight equal quarterly installments thereafter, subject to subject in each case to continued service through each of the vesting dates.
Annual stock options granted to non-executive members of the Company’s board of directors vest in full on the earlier to occur of (i) the first (1st) anniversary of the date of grant and (ii) the day immediately prior to the date of the annual general meeting of shareholders for the year following the year in which the grant is made, subject in each case to continued service through the vesting date.
Each non-qualified stock option award has a maximum term of 10 years from the date of grant, subject to the earlier cancellation prior to vesting upon cessation of service to the Company. Options that are forfeited or expire are available for future grants.
Activity for stock options for the year ended March 31, 2021 is included in the following table:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2020	7,723,302	$9.25	8.08	$4,146
Granted	1,985,765	$10.88
Exercised	(905,776)	$7.41
Forfeited	(509,960)	$8.32
Options outstanding at March 31, 2021	8,293,331	$9.90	6.48	$90,699
Options vested and expected to vest at March 31, 2021	8,293,331	$9.90	6.48	$90,699
Options exercisable at March 31, 2021	5,219,403	$9.77	5.26	$58,419
As of March 31, 2021, 2020 and 2019, there were 5,219,403, 3,009,080 and 1,581,810 vested stock options outstanding, respectively. Pursuant to the Separation and General Release Agreement with the Company’s former Principal Executive Officer, the vesting of a total of 631,850 stock options was accelerated on January 11, 2021 (see Note 10(H)). As a result of the change in control of the Company described in Note 6(A), the vesting of 849,212 stock options was accelerated on December 27, 2019.
The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model applying the weighted average assumptions in the following table:

	Year Ended March 31,
	2021	2020	2019
Expected common share price volatility	75.7%	69.5%	71.6%
Expected risk free interest rate	0.47%	2.05%	2.78%
Expected term, in years	6.21	6.17	6.23
Expected dividend yield	—%	—%	—%
Additional information regarding stock options is set forth below (in thousands, except per share data).

	Year Ended March 31,
	2021	2020	2019
Intrinsic value of options exercised	$12,154	$1,036	$2,167
Grant date fair value of options vested	$19,923	$2,112	$11,409
Weighted-average grant date fair value per share of options granted	$7.22	$11.54	$14.10

(E) Restricted Stock Awards and Restricted Stock Units
Restricted stock units (“RSU”) are share awards that, upon vesting, will deliver to the holder shares of the Company’s common shares. RSUs generally vest over a four-year period. Activity for restricted stock awards (“RSA”) and RSUs for the year ended March 31, 2021 is included in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at March 31, 2020	1,280,312	$10.71
Granted	3,356,865	$12.52
Vested	(1,041,684)	$11.17
Forfeited	(400,931)	$9.03
Unvested balance at March 31, 2021	3,194,562	$12.68
The total fair value of RSAs vested during the years ended March 31, 2021, 2020, and 2019 was $8.4 million, $1.4 million and $1.4 million, respectively. The total fair value of RSUs vested during the years ended March 31, 2021, 2020, and 2019 was $3.3 million, $0.2 million and $0.1 million, respectively. Pursuant to the Separation and General Release Agreement with the Company’s former Principal Executive Officer, the vesting of RSUs and RSAs covering a total of 761,770 common shares was accelerated on January 11, 2021 (see Note 10(H)).
(F) Performance Share Units
Activity for performance share units (“PSU”) for the year ended March 31, 2021 is included in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at March 31, 2020	299,870	$7.78
Granted	568,976	$8.08
Vested	(454,758)	$7.98
Forfeited	(37,415)	$7.78
Unvested balance at March 31, 2021	376,673	$7.99
The vesting of PSUs requires that certain performance conditions are achieved during the performance period and is subject to the employee’s continued service requirements. The total fair value of PSUs vested during the years ended March 31, 2021 and 2020 was $3.6 million and $0.8 million, respectively. No PSUs vested in the year ended March 31, 2019. Pursuant to the Separation and General Release Agreement with the Company’s former Principal Executive Officer, the vesting of PSUs covering a total of 301,659 common shares was accelerated on January 11, 2021 (see Note 10(H)). As a result of the change in control of the Company described in Note 6(A), the vesting of certain PSUs covering a total of 108,640 common shares was accelerated on December 27, 2019.
(G) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Year Ended March 31,
	2021	2020	2019
Share-based compensation expense recognized as:
R&D expense	$14,049	$14,524	$7,161
SG&A expense	39,627	25,727	11,535
Total	$53,676	$40,251	$18,696
Total unrecognized share-based compensation expense was approximately $62.4 million as of March 31, 2021 and is expected to be recognized over a weighted-average period of approximately 2.9 years.
Share-based compensation expense included in SG&A expense for the year ended March 31, 2021 includes $25.7 million of incremental expense as a result of the separation of the Company’s former Principal Executive Officer (see Note 10(H)). Share-based compensation expense included in SG&A and R&D expense for the year ended March 31, 2020 includes $10.2 million and $1.8 million, respectively, related to the accelerated vesting of certain share-based payment awards as a result of the change in control of the Company described in Note 6(A).
(H) Separation Agreement with Former Principal Executive Officer
In January 2021, the Company entered into a Separation and General Release Agreement with its former Principal Executive Officer. Pursuant to the terms of this agreement, all of the former Principal Executive Officer’s then outstanding and unvested equity awards became fully vested. In addition, the post-termination period during which the former Principal Executive Officer may exercise her outstanding stock options was extended to 12 months. The former Principal Executive Officer has granted Sumitovant or any Sumitovant affiliate a right of first refusal to purchase her common shares of the Company under certain circumstances and provide the Company and its affiliates a general release of claims. Share-based compensation expense included in SG&A expense for the year ended March 31, 2021 includes $25.7 million related to the acceleration, modification, and remeasurement of these awards.
As a result of the repurchase feature described above, the outstanding awards were reclassified from additional paid-in capital to current liabilities. The share-based compensation liabilities have been and will continue to be remeasured at fair value each reporting period end, with the change in fair value recorded as share-based compensation expense within SG&A until the stock options are exercised and the common shares are sold to Sumitovant, to the market, or otherwise settled, or the former Principal Executive Officer has held the common shares for a period of at least six months (see Note 3). As of March 31, 2021, a total of 1,281,803 outstanding stock options and a total of 462,705 common shares remain subject to the right of first refusal. The former Principal Executive Officer’s outstanding stock options remain exercisable through January 11, 2022.
Note 11—Defined Contribution Plan
The Company sponsors a defined contribution plan pursuant to Section 401(k) of the U.S. Internal Revenue Code that allows eligible participants to contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the Internal Revenue Code. Beginning in February 2020, the Company implemented a discretionary employer matching contribution of $0.50 for every $1.00 contributed by a participating employee up to 6% of the employee’s eligible compensation, which such matching contributions becoming fully vested immediately. For the years ended March 31, 2021 and 2020, the Company recorded total expense for matching contributions of $1.6 million and $0.2 million, respectively. There were no matching contributions for the year ended March 31, 2019.
Note 12—Leases
The Company adopted ASU 2016-2, Leases, (Topic 842) as of April 1, 2019 on a modified retrospective basis and did not restate comparative periods as permitted under the transition guidance. The Company elected the practical expedient not to apply the recognition and measurement guidance of Topic 842 to short-term leases.
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
The Company subleases an additional 20,116 square feet of office space within the same building as its current corporate office space located in Brisbane, California. The sublease term expires in February 2024. The sublease required the Company to deliver an irrevocable standby letter of credit to the sublessor for the duration of the lease in the amount of $0.2 million.
In June 2020, the Company entered into a agreement to lease fleet vehicles along with certain services whereby the Company leases vehicles to be delivered by the lessor from time to time with various monthly costs depending on the vehicles delivered for a term of one year, commencing on each corresponding delivery date. The leased vehicles are for use by eligible employees of the Company’s commercial operations. The Company maintains a letter of credit of $0.6 million as collateral in favor of the lessor.
The Company has no other significant operating, financing, or short-term leases.

The Company recognizes rent expense on a straight-line basis over the non-cancelable term of its operating leases. For the years ended March 31, 2021 and 2020, the components of operating lease and short-term lease expenses were as follows (in thousands):

	Year Ended March 31,
	2021	2020
Operating lease cost	$2,914	$2,496
Short-term lease cost	5	—
Variable lease cost (1)	538	225
Total operating lease cost	$3,457	$2,721
(1) Variable lease cost includes common area maintenance and utilities costs that are not included in operating lease liabilities and are expensed as incurred, and maintenance and one-time charges related to the short-term leases.
Prior to the adoption of Topic 842 on April 1, 2019, under Topic 840, rent expense was $2.1 million for the year ended March 31, 2019.
Certain information related to the Company’s operating lease right-of-use assets and operating lease liabilities was as follows for the years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Cash paid for operating lease liabilities	$2,939	$2,289
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$12,237
As of March 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 4.7 years and a weighted average discount rate of 12.3%.
As of March 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

Years Ended March 31,
2022	$3,028
2023	3,127
2024	3,053
2025	2,409
2026	2,482
Thereafter	416
Total lease payments	14,515
Less imputed interest (1)	(3,519)
Present value of future minimum lease payments	10,996
Less operating lease liability, current portion	(1,807)
Operating lease liability, long-term portion	$9,189
(1) The Company’s lease agreements do not provide an implicit rate. The imputed interest was determined using the Company’s incremental borrowing rate, which represents an estimated rate of interest that it would have to pay to borrow equivalent funds on a collateralized basis over a similar term at the lease inception date.
Note 13—Collaboration and License Agreements
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
The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Richter Development and Commercialization Agreement. In accordance with this guidance, the Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination therapy, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination therapy. In evaluating the appropriate measure for the Company’s performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are delivered to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Based upon the Company’s assessment of its progress toward delivering relugolix combination therapy clinical and regulatory data packages to Richter, the Company concluded that as of March 31, 2021, it had satisfied approximately two-thirds of the combined performance obligation. As a result, the Company recognized $33.3 million of the transaction price as license and milestone revenue during the year ended March 31, 2021. There were no amounts recognized in the comparable prior year periods. As the Company currently expects to deliver the remaining substantive relugolix combination therapy data packages to Richter in the first quarter of the fiscal year ending March 31, 2022, the Company has recorded the remaining $16.7 million of the transaction price as deferred revenue, a current liability, on the accompanying consolidated balance sheets as of March 31, 2021.
The term of the Richter Development and Commercialization Agreement shall expire on a country-by-country basis upon expiry of the Royalty Term for the Product in a country in the Richter Territory. The Richter Development and Commercialization Agreement may be terminated in its entirety or on a country-by-country basis by mutual consent of the parties, or by either party for the uncured material breach of other party, for bankruptcy of the other party, and for certain other reasons in accordance with the terms of the Richter Development and Commercialization Agreement.
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
Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company received an upfront payment of $650.0 million in December 2020, and is eligible to receive up to $3.7 billion of additional milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for relugolix combination tablet in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. In addition, if Pfizer exercises its option to acquire exclusive commercialization and development rights to relugolix in oncology in the Pfizer Territory, the Company will receive an option exercise fee of $50.0 million, will also be eligible to receive double-digit royalties on net sales of relugolix in the Pfizer Territory, and Pfizer will bear 100% of costs incurred in the Pfizer Territory.
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
The Company assessed the Pfizer Collaboration and License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the scope of ASC 808, Collaborative Arrangements: active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Although the Company is lead party and will perform many activities, both development and commercialization responsibilities are assigned between parties and both parties participate on joint steering and other committees overseeing the collaboration activities. Both parties are exposed to significant risks and rewards based on the economic outcomes of the collaboration through cost sharing and profit (loss) sharing provisions. Net payments to/from Pfizer for Pfizer’s share of the net profits and Allowable Expenses will be disaggregated and presented in the Company’s consolidated statements of operations according to the nature of the expense (e.g., collaboration expense, R&D expenses, or SG&A expenses).
As discussed above, the Company received a $650.0 million upfront payment from Pfizer in December 2020, of which $150.0 million is Pfizer’s advanced reimbursement for Pfizer’s share of Allowable Expenses (up to $100.0 million for calendar year 2021 and up to $50.0 million for calendar year 2022). The Company concluded that the prepayment by Pfizer of its share of Allowable Expenses represents a significant financing component since the Company received the cash flows at the outset of the arrangement, rather than over a two-year period. Accordingly, the Company reduced the amount of the advanced reimbursement by approximately $3.6 million, representing the implied financing costs based on the Company’s incremental borrowing rate that was derived based on the Sumitomo Dainippon Pharma Loan Agreement, and recorded the discounted value of $146.4 million on the consolidated balance sheet as a deposit liability (cost share advance from collaboration partner) as of the transaction date, split between a current and a non-current portion, based on the expected timing of Allowable Expenses subject to cost share. The financing component has been and will continue to be accreted to interest expense utilizing a method that approximates the effective yield method over the period in which the cost share advance is expected to be used. The remainder of the upfront payment of $503.6 million was recorded as deferred revenue and has been and will continue to be recognized as collaboration revenue on a straight-line basis over the estimated term of the agreement of six years, which was estimated by the Company based upon the terms of the Pfizer Collaboration and License Agreement, including the termination provisions contained therein. The Company determined straight-line amortization to be appropriate because the upfront payment represents payment for Pfizer’s right to participate in the collaboration activities, including both commercialization and development activities, which are expected to be realized evenly over this period.
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

Amounts due to collaboration partner as of March 31, 2021 totaling approximately $1.9 million consisted of $1.8 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX in the U.S. and approximately $0.1 million reimbursement of Allowable Expenses incurred by Pfizer. There were no amounts due to collaboration partner as of March 31, 2020.
The Company determined that the $50.0 million option for an exclusive license in the Pfizer Territory does not give rise to a material right since the option fee, coupled with the net royalty payments, reflects its standalone selling price. As such, the option is not considered a unit of account under the present arrangement and will be assessed for accounting purposes if and when exercised.
See Note 13(C) for a description of the Company’s contract liabilities and changes in these contract liabilities for the year ended March 31, 2021.
(C) Contract Balances
The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance pursuant to license and collaboration agreements. The Company’s contract liabilities consist of deferred revenue and a cost share advance from its collaboration partner, Pfizer. The following table presents changes in the Company’s contract liabilities during the year ended March 31, 2021 (in thousands):

	Balance at March 31, 2020	Additions	Imputed Interest	Deductions	Balance at March 31, 2021
Contract liabilities:
Deferred revenue (1)	$40,000	$513,620	$—	$(55,687)	$497,933
Cost share advance from collaboration partner (2)	$—	$146,384	$635	$(25,157)	$121,862
(1) Includes $100.6 million and $397.4 million presented as current and non-current, respectively, on the consolidated balance sheet as of March 31, 2021.
(2) Includes $92.4 million and $29.4 million presented as current and non-current, respectively, on the consolidated balance sheet as of March 31, 2021.
The Company had no contract assets as of March 31, 2021 and 2020.
During the year ended March 31, 2021, deferred revenue increased by $457.9 million. The increase was the net result of a $503.6 million upfront payment received from Pfizer (see Note 13(B)) and a $10.0 million regulatory milestone payment received from Richter (see Note 13(A)), partially offset by the recognition of $33.3 million of license and milestone revenue related to the Richter Development and Commercialization Agreement and the recognition of $22.4 million of collaboration revenue related to the Pfizer Collaboration and License Agreement.
During the year ended March 31, 2021, cost share advance from collaboration partner increased by $121.9 million. The increase was the net result of the cost share advance of $150.0 million (discounted to a present value of $146.4 million) received from Pfizer (see Note 13(B)), partially offset by the application $25.2 million of shared Allowable Expenses and accretion of the implied financing component of $0.6 million.
Note 14—Commitments and Contingencies
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
(D) Takeda Agreements
On April 29, 2016, Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. Pursuant to the license agreement (the “Takeda License Agreement”), Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in the Company’s territory, subject to certain agreed reductions. Takeda will pay the Company a royalty at the same rate on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones. As the amount and timing of any potential future payments under the Takeda License Agreement are not probable and estimable, no such potential commitments have been included in the consolidated balance sheet.
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
In May 2018, the Company entered into a Commercial Manufacturing and Supply Agreement with Takeda (the “Takeda Commercial Supply Agreement”) pursuant to which Takeda agreed to supply the Company and the Company agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications. For relugolix drug substance manufactured or delivered on or after December 31, 2019, the Company will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year.
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
(2) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on its assessment, our management has concluded that, as of March 31, 2021, our internal control over financial reporting is effective based on those criteria.
(3) Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of our internal control over financial reporting as of March 31, 2021.
(4) Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III.
We intend to file a definitive proxy statement for our 2021 Annual General Meeting of Shareholders (“2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after March 31, 2021. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2021 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in our 2021 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be contained in our 2021 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm, Appointment of Auditor for Statutory Purposes and Authorization for the Board to Set Auditor Remuneration” and is incorporated herein by reference.
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

(3) Exhibits.
Exhibit Index

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Fifth Amended and Restated Bye-Laws.	10-Q	001-37929	3.3	02/10/2020
4.1		Description of Common Shares.	10-K	001-37929	4.1	05/18/2020
4.2		See Exhibits 3.1 - 3.3.
10.1		Letter Agreement, dated October 31, 2019, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	10-Q	001-37929	10.1	02/10/2020
10.2		Loan Agreement, dated as of December 27, 2019, by and among Sumitomo Dainippon Pharma Co., Ltd., as the Lender, the Registrant, as the Parent, and Myovant Sciences GmbH, as the Borrower.	10-Q	001-37929	10.2	02/10/2020
10.3		Investor Rights Agreement, dated as of December 27, 2019, by and among the Registrant, Sumitovant Biopharma Ltd. and Sumitomo Dainippon Pharma Co., Ltd.	10-Q	001-37929	10.3	02/10/2020
10.4	*	Commitment Letter, dated August 5, 2020, by and between Sumitomo Dainippon Pharma Co., Ltd. and the Registrant.	10-Q	001-37929	10.3	11/12/2020
10.5	*	Commitment Letter Amendment Letter, dated September 29, 2020, by and between Sumitomo Dainippon Pharma Co., Ltd. and the Registrant.	10-Q	001-37929	10.4	11/12/2020
10.6		Commitment Letter Amendment Letter, dated December 22, 2020, by and between Sumitomo Dainippon Pharma Co., Ltd. and the Registrant.	10-Q	001-37929	10.3	02/11/2021
10.7	*	Consulting Agreement, dated May 18, 2020, by and between the Registrant and Sumitovant BioPharma Ltd.	10-Q	001-37929	10.1	08/11/2020
10.8	*	Amendment to Consulting Agreement, dated November 11, 2020, by and between the Registrant and Sumitovant BioPharma, Inc.	10-Q	001-37929	10.1	02/11/2021
10.9	*	License Agreement, dated April 29, 2016, by and between the Registrant and Takeda Pharmaceuticals International AG and Amendment No. 1 dated August 30, 2016.	10-K	001-37929	10.4	05/18/2020
10.10	*	Amendment No. 2 to License Agreement, effective as of November 19, 2019, by and between the Registrant and Takeda Pharmaceuticals International AG.	10-K	001-37929	10.5	05/18/2020
10.11	*	Amendment No. 3 to License Agreement, effective as of December 15, 2020, by and between the Registrant and Takeda Pharmaceuticals International AG.	10-Q	001-37929	10.2	02/11/2021
10.12	*	Agreement for the Manufacture and Supply of Clinical Trial Material, dated June 7, 2016, by and between the Registrant and Takeda Pharmaceuticals Company Limited, as amended.	10-K	001-37929	10.6	05/18/2020
10.13	†*	Commercial Manufacturing & Supply Agreement, effective as of May 30, 2018, by and between Myovant Sciences GmbH and Takeda Pharmaceutical Company Limited.

10.14	*	Commercial Manufacturing and Supply Agreement, dated April 4, 2019, by and between Excella GmbH & Co. KG and Myovant Sciences GmbH.	10-Q	001-37929	10.2	11/12/2020
10.15	*	Market Access Services Agreement, dated as of August 1, 2020, by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH.	10-Q	001-37929	10.1	11/12/2020
10.16	*	Amendment No.1 to Market Access Services Agreement, dated as of December 14, 2020, by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH.	10-Q	001-37929	10.4	02/11/2021
10.17	†*	Amendment No.2 to Market Access Services Agreement, dated as of January 25, 2021, by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH.
10.18	*	Collaboration and License Agreement, dated December 26, 2020, by and between Myovant Sciences GmbH and Pfizer Inc.	10-Q	001-37929	10.5	02/11/2021
10.19		Sales Agreement, dated as of April 2, 2018, between Myovant Sciences Ltd. and Cowen and Company, LLC.	8-K	001-37929	1.1	04/03/2018
10.20	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Lynn Seely, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.1	11/08/2018
10.21	+	Restricted Stock Award Agreement, dated May 31, 2017, by and between Myovant Sciences Ltd. and Lynn Seely.	10-K	001-37929	10.21	05/24/2019
10.22	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Frank Karbe and Myovant Sciences, Inc.	10-Q	001-37929	10.2	11/08/2018
10.23	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Matt Lang and Myovant Sciences, Inc.	10-Q	001-37929	10.3	11/08/2018
10.24	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Juan Camilo Arjona Ferreira, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.4	11/08/2018
10.25	†+	Employment Agreement, dated as of January 4, 2021, by and between David Marek and Myovant Sciences, Inc.
10.26	†+	Separation Agreement and General Release, dated as of January 3, 2021, by and between Lynn Seely and Myovant Sciences, Inc.
10.27	†+	Employment Agreement, effective as of April 5, 2021, by and between Lauren Merendino and Myovant Sciences, Inc.
10.28	+	Form of Indemnification Agreement with directors and executive officers.	S-1	333-213891	10.8	09/30/2016
10.29	+	2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.5	10/20/2016
10.30	+	Forms of Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.6	09/30/2016
10.31	+	Form of Amendment No.1 to the Stock Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.	10-Q	001-37929	10.1	11/12/2019
10.32	+	Form of Early Exercise Stock Purchase Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.7	09/30/2016

10.33	+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended.	10-K	001-37929	10.30	05/24/2019
10.34	+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended (2019 U.S. Form).	10-Q	001-37929	10.2	11/12/2019
10.35	†+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended (2019 Non-U.S. Form).
10.36	+	Form of Restricted Stock Award Agreement under 2016 Equity Incentive Plan, as amended.	10-K	001-37929	10.31	05/24/2019
10.37	+	2020 Inducement Plan.	10-Q	001-37929	10.5	11/12/2020
10.38	+	Form of Option Grant Notice and Option Agreement under 2020 Inducement Plan.	10-Q	001-37929	10.6	11/12/2020
10.39	+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Inducement Plan (U.S. Form).	10-Q	001-37929	10.7	11/12/2020
10.40	†+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Inducement Plan (Non-U.S. Form).
10.41	+	2020 Incentive Bonus Arrangements with Executive Officers.	10-Q	001-37929	Part II -Item 5	02/10/2020
10.42	†+	Form of 2021 Incentive Bonus Letter with Executive Officers.
10.43	†+	Non-Employee Director Compensation Policy.
21.1	†	Subsidiaries of the Registrant.
23.1	†	Consent of independent registered public accounting firm.
31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
† Filed herewith.
†† Furnished herewith.
+ Indicates management contract or compensatory plan.
* Portions of this exhibit have been omitted from this exhibit (indicated by asterisks) as such portions are both (a) not material and (b) would likely cause competitive harm to the Registrant if publicly disclosed, or is the type of information that the Registrant treats as private or confidential.
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

MYOVANT SCIENCES LTD.

By:	/s/ David Marek
David Marek (Principal Executive Officer and Director)
Date: May 11, 2021

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Marek and Frank Karbe, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Myovant Sciences Ltd., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Marek	Principal Executive Officer and Director	May 11, 2021
David Marek

/s/ Frank Karbe	Principal Financial and Accounting Officer	May 11, 2021
Frank Karbe

/s/ Myrtle Potter	Chairman and Director	May 11, 2021
Myrtle Potter

/s/ Terrie Curran	Director	May 11, 2021
Terrie Curran

/s/ Mark Guinan	Director	May 11, 2021
Mark Guinan

/s/ Adele Gulfo	Director	May 11, 2021
Adele Gulfo

/s/ Hiroshi Nomura	Director	May 11, 2021
Hiroshi Nomura

/s/ Kathleen Sebelius	Director	May 11, 2021
Kathleen Sebelius