Form 10-Q
period 2021-06-30
Myovant Sciences Ltd.
filed 2021-07-28
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on July 23, 2021 was 92,077,860.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Risk Factor Summary
Below is a summary of the material factors that make an investment in our common shares speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Item 1A of Part II of this Quarterly Report as part of your evaluation of an investment in our common shares.
Risks Related to Commercialization of Our Drug Products
•Our success depends in part on the successful commercialization of our drug products. To the extent our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.
•Our drug products may fail to achieve the degree of market acceptance by physicians, patients, third-party payers or others in the medical community necessary for commercial success, which would negatively impact our business.
•If we and our collaboration partners are unable to effectively market and sell our drug products, the commercialization of our drug products will not be successful and our business will be harmed.
•Failure to successfully obtain coverage and reimbursement for ORGOVYX and MYFEMBREE in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
•We face substantial competition in the commercialization of ORGOVYX and MYFEMBREE, and our operating results will suffer if we fail to compete effectively.
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

•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals for our product candidates, our ability to generate net product revenue will be materially impaired.
•Adverse events associated with our product candidates could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval.
Risks Related to Our Dependence on Third Parties
•We are dependent upon our relationships with collaboration partners to further develop, fund, manufacture and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration partner terminates its collaboration agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration partner to perform its duties under its collaboration agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$484,960	$674,493
Accounts receivable, net	10,608	3,570
Marketable securities	84,826	10,435
Inventory	4,172	2,611
Milestone receivable from Pfizer	100,000	—
Prepaid expenses and other current assets	17,569	13,536
Total current assets	702,135	704,645
Property and equipment, net	2,968	3,300
Operating lease right-of-use asset	9,252	9,655
Other assets	13,415	7,427
Total assets	$727,770	$725,027
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$9,122	$17,809
Accrued expenses and other current liabilities	42,938	44,612
Share-based compensation liabilities	21,151	21,636
Deferred revenue	117,231	100,564
Amounts due to Pfizer	11,025	1,954
Cost share advance from Pfizer	104,178	92,415
Operating lease liability	1,886	1,807
Amounts due to related parties	39	543
Total current liabilities	307,570	281,340
Deferred revenue, non-current	451,193	397,369
Cost share advance from Pfizer, non-current	—	29,447
Long-term operating lease liability	8,685	9,189
Long-term debt, less current maturities (related party)	358,700	358,700
Other liabilities	1,248	2,947
Total liabilities	1,127,396	1,078,992
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 91,942,643 and 91,000,869 issued and outstanding at June 30, 2021 and March 31, 2021, respectively	2	2
Additional paid-in capital	725,465	709,466
Accumulated other comprehensive loss	(17,285)	(17,285)
Accumulated deficit	(1,107,808)	(1,046,148)
Total shareholders’ deficit	(399,626)	(353,965)
Total liabilities and shareholders’ deficit	$727,770	$725,027
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,
	2021	2020
Revenues:
Product revenue, net	$11,554	$—
Pfizer collaboration revenue	29,509	—
Richter license and milestone revenue	—	33,333
Total revenues	41,063	33,333
Operating costs and expenses:
Cost of product revenue	1,032	—
Collaboration expense to Pfizer	5,261	—
Research and development	30,880	44,186
Selling, general and administrative (1)	61,212	22,828
Total operating costs and expenses	98,385	67,014
Loss from operations	(57,322)	(33,681)
Interest expense (2)	3,505	2,184
Interest income	(78)	(108)
Foreign exchange gain	—	(3,569)
Loss before income taxes	(60,749)	(32,188)
Income tax expense	911	672
Net loss	$(61,660)	$(32,860)
Net loss per common share — basic and diluted	$(0.67)	$(0.37)
Weighted average common shares outstanding — basic and diluted	91,637,151	89,300,210
(1) Includes $1,323 and $114 of related party expense (inclusive of third-party pass-through costs) for the three months ended June 30, 2021 and 2020, respectively (see Note 5).
(2) Includes $2,904 and $2,184 of interest expense under the Sumitomo Dainippon Pharma Loan Agreement for the three months ended June 30, 2021 and 2020, respectively (see Note 5).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended June 30,
	2021	2020
Net loss	$(61,660)	$(32,860)
Other comprehensive loss:
Foreign currency translation adjustment	—	(3,475)
Total other comprehensive loss	—	(3,475)
Comprehensive loss	$(61,660)	$(36,335)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2021	91,000,869	$2	$709,466	$(17,285)	$(1,046,148)	$(353,965)
Share-based compensation	—	—	11,262	—	—	11,262
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	1,862	—	—	1,862
Share-based compensation reclassified to current liabilities	—	—	(1,377)	—	—	(1,377)
Issuance of shares upon exercise of stock options and vesting of restricted stock units	941,774	—	4,252	—	—	4,252
Net loss	—	—	—	—	(61,660)	(61,660)
Balance at June 30, 2021	91,942,643	$2	$725,465	$(17,285)	$(1,107,808)	$(399,626)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2020	89,833,998	$2	$684,381	$(1,646)	$(791,014)	$(108,277)
Share-based compensation	—	—	7,812	—	—	7,812
Issuance of shares upon exercise of stock options and vesting of restricted stock units	303,014	—	2,190	—	—	2,190
Foreign currency translation adjustment	—	—	—	(3,475)	—	(3,475)
Net loss	—	—	—	—	(32,860)	(32,860)
Balance at June 30, 2020	90,137,012	$2	$694,383	$(5,121)	$(823,874)	$(134,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(61,660)	$(32,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	11,262	7,812
Depreciation and amortization (1)	724	551
Non-cash interest expense	601	—
Foreign currency transaction gain	—	(3,569)
Other	—	94
Changes in operating assets and liabilities:
Accounts receivable	(7,038)	—
Inventory	(1,561)	—
Milestone receivable from Pfizer	(100,000)	—
Prepaid expenses and other current assets	(3,916)	(1,101)
Other assets	112	—
Accounts payable	(8,676)	(9,946)
Interest payable (related party)	—	9
Accrued expenses and other current liabilities	(1,674)	(254)
Deferred revenue	70,491	(23,333)
Amounts due to Pfizer	9,071	—
Cost share advance from Pfizer	(18,285)	—
Operating lease liabilities	(425)	(356)
Amounts due to related parties	(504)	114
Other liabilities	(1,699)	855
Net cash used in operating activities	(113,177)	(61,984)
Cash flows from investing activities:
Purchases of marketable securities	(78,426)	(14,973)
Maturities of marketable securities	4,035	3,000
Purchases of property and equipment	—	(151)
Net cash used in investing activities	(74,391)	(12,124)
Cash flows from financing activities:
Proceeds from related party debt financing	—	80,000
Proceeds from stock option exercises	4,135	2,190
Net cash provided by financing activities	4,135	82,190
Net change in cash, cash equivalents and restricted cash	(183,433)	8,082
Cash, cash equivalents and restricted cash, beginning of period	677,480	78,018
Cash, cash equivalents and restricted cash, end of period	$494,047	$86,100
Non-cash financing activities:
Change in fair value of share-based awards recorded to additional paid-in capital	$1,377	$—
Reclassification of share-based compensation liabilities to additional paid-in capital upon settlement of awards	$1,862	$—
Stock options exercised receivable, included in prepaid expenses and other current assets	$117	$—
(1) Includes amortization of operating lease right-of-use assets.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a biopharmaceutical company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, the Company has two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021, the European Commission approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In July 2021, Myovant Sciences GmbH (“MSG”), one of the Company’s subsidiaries, submitted a supplemental New Drug Application (“sNDA”) to the FDA for once-daily MYFEMBREE for the management of moderate to severe pain associated with endometriosis. MYFEMBREE is also being assessed for contraceptive efficacy in women ages 18-35 years who are at risk for pregnancy, pending FDA removal of a partial clinical hold. Relugolix (120 mg) is also under regulatory review in Europe for men with advanced prostate cancer. The Company is also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since its inception, the Company has funded its operations primarily from the issuance and sale of its common shares, from debt financing arrangements, and more recently from the upfront and regulatory milestone payments it received from Pfizer Inc. (“Pfizer”) and Gedeon Richter Plc. (“Richter”). The Company began generating product revenue from the sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively.
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of June 30, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 52.9%, of the Company’s outstanding common shares.
Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2021. The unaudited condensed consolidated balance sheet at March 31, 2021 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022, for any other interim period or for any other future year.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingencies at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Determinations in which management uses subjective judgments include, but are not limited to, collaboration arrangements, revenue recognition, share-based compensation, research and development (“R&D”) expenses and accruals, leases, and income taxes. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, that are not readily apparent from other sources. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 11, 2021. There have been no significant changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $569.8 million in cash, cash equivalents, and marketable securities, which excludes $115.0 million of recently triggered regulatory milestone payments from Pfizer and Richter as discussed in Note 10, “Subsequent Events.” The Company currently believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.
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
As of June 30, 2021, the Company had approximately $41.3 million of borrowing capacity available to it under the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A)). As of the date of issuance of this Quarterly Report on Form 10Q, the Company is also eligible to earn up to $3.6 billion and $122.5 million of additional milestone payments from Pfizer and Richter pursuant to the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement, respectively, as well as potential royalty payments on net sales under each agreement. See Note 8 for additional information about the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement. See Note 10 for additional information about regulatory milestone payments that were recently triggered under the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement.
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

As of June 30, 2021 and 2020 potentially dilutive securities were as follows:

	June 30,
	2021	2020
Stock options	8,613,006	8,648,078
Restricted stock awards (unvested)	—	564,111
Restricted stock units and performance stock units (unvested and unreleased)	5,170,442	3,603,201
Warrants	73,710	73,710
Total	13,857,158	12,889,100
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), that eliminates certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. ASU 2019-12 also simplifies U.S. GAAP by making other changes for matters such as, franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 on April 1, 2021, which did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022. As of June 30, 2021, the Company has not modified its contract that will be impacted by reference rate reform (Sumitomo Dainippon Pharma Loan Agreement). The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial statements and related disclosures when its contract impacted by reference rate reform is modified.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption was permitted, including adoption in any interim period. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amended the effective date of the original pronouncement for smaller reporting companies. ASC 2016-13 and its amendments will be effective for annual and interim periods beginning after December 15, 2022 for smaller reporting companies. The Company is currently assessing the impact the adoption of this new standard will have on its consolidated financial statements and related disclosures.

Note 2—Revenue Components
The following table provides information about the Company’s revenues (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenues:
Product revenue, net:
ORGOVYX	$10,479	$—
MYFEMBREE	1,075	—
Total product revenue, net	11,554	—
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	—
Amortization of regulatory milestone	8,535	—
Total Pfizer collaboration revenue	29,509	—
Richter license and milestone revenue	—	33,333
Total revenues	$41,063	$33,333
The Company began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. The Company records product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
Pfizer collaboration revenue for the three months ended June 30, 2021 consists of the partial recognition of the upfront payment the Company received from Pfizer in December 2020 and of the regulatory milestone payment due from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. There were no such amounts recognized for the three months ended June 30, 2020.
There was no Richter license and milestone revenue for the three months ended June 30, 2021. Richter license and milestone revenue for the three months ended June 30, 2020 consists of the partial recognition of the upfront payment the Company received from Richter in March 2020 and the regulatory milestone payment the Company received from Richter in April 2020.
See Note 8 for additional information regarding collaboration revenue under the Pfizer Collaboration and License Agreement and license and milestone revenue under the Richter Development and Commercialization Agreement.
Note 3—Certain Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
Cash as reported on the unaudited condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash and consists of the following (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$484,960	$84,726
Restricted cash	9,087	1,374
Total cash, cash equivalents and restricted cash	$494,047	$86,100

Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash (maturity of three months or less at the time of purchase). Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use and are included in other assets on the unaudited condensed consolidated balance sheets. As of June 30, 2021 and March 31, 2021, restricted cash includes approximately $7.1 million and $1.0 million, respectively, that is held in an escrow fund for use by Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma, to manage rebates, chargebacks, and similar fees pursuant to the Market Access Services Agreement (see Note 5(C)).
Inventory
As of June 30, 2021 and March 31, 2021, inventory consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Raw materials	$1,321	$1,390
Work in process	1,883	773
Finished goods	968	448
Total inventory	$4,172	$2,611
Accrued Expenses and Other Current Liabilities
As of June 30, 2021 and March 31, 2021, accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Accrued R&D expenses	$7,894	$8,544
Accrued compensation-related expenses	17,936	20,571
Accrued commercial expenses	8,065	7,770
Accrued sales discounts, rebates, and allowances	4,737	1,315
Deferred net product revenue	—	162
Accrued professional service fees	1,075	935
Accrued other expenses and tax obligations	3,231	5,315
Total accrued expenses and other current liabilities	$42,938	$44,612
Note 4—Fair Value Measurements
The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires certain assets and liabilities to be reflected at their fair value. Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed into one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
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
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of the Company’s financial instruments, see Note 2, “Summary of Significant Accounting Policies,” and Note 3, “Fair Value Measurements,” to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 11, 2021.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of June 30, 2021
Assets:
Money market funds (1)	$4,871	$—	$—	$4,871
Commercial paper (2)	—	211,029	—	211,029
Corporate bonds (3)	—	4,002	—	4,002
Total assets	$4,871	$215,031	$—	$219,902
Liabilities:
Share-based compensation liabilities - stock options (4)	$—	$10,615	$—	$10,615
Share-based compensation liabilities - common shares (5)	10,536	—	—	10,536
Total liabilities	$10,536	$10,615	$—	$21,151

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Assets:
Money market funds (1)	$36,903	$—	$—	$36,903
Commercial paper (2)	—	21,689	—	21,689
U.S. agency securities (1)	—	10,000	—	10,000
Municipal bonds (3)	—	1,417	—	1,417
Total assets	$36,903	$33,106	$—	$70,009
Liabilities:
Share-based compensation liabilities - stock options (4)	$—	$12,113	$—	$12,113
Share-based compensation liabilities - common shares (5)	9,523	—	—	9,523
Total liabilities	$9,523	$12,113	$—	$21,636
(1) Included in cash and cash equivalents.
(2) Includes $130.2 million in cash and cash equivalents and $80.8 million in marketable securities as of June 30, 2021. Includes $12.7 million in cash and cash equivalents and $9.0 million in marketable securities as of March 31, 2021.
(3) Included in marketable securities.
(4) Includes 1,081,803 and 1,281,803 outstanding stock options remeasured using the Black-Scholes option-pricing model as of June 30, 2021 and March 31, 2021, respectively. See Note 7(F).
(5) As of June 30, 2021, includes 462,705 common shares remeasured using the Company’s June 30, 2021 closing market price of $22.77 per common share. As of March 31, 2021, includes 462,705 common shares remeasured using the Company’s March 31, 2021 closing market price of $20.58 per common share. See Note 7(F).

The following table includes information regarding the Company’s share-based compensation liabilities (a current liability) for the three months ended June 30, 2021 (in thousands):

March 31, 2021	$21,636
Change in fair value	1,377
Settlements	(1,862)
June 30, 2021	$21,151
The fair value of the share-based compensation liabilities related to outstanding stock options was estimated as of June 30, 2021 using the Black-Scholes option-pricing model and the following assumptions:

Expected common share price volatility	53.7%
Expected risk free interest rate	0.06%
Expected term, in years	0.5
Expected dividend yield	—%
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company recorded the cost share advance from Pfizer, which is included in Level 2 of the fair value hierarchy, at its estimated fair value as of the transaction date. As discussed in Note 8(B), on the transaction date, the cost share advance from Pfizer was discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance is expected to be utilized. The recorded amount has been and will continue to be reduced each reporting period by the amount of Allowable Expenses applied to the cost share advance. There were no non-recurring fair value assets as of June 30, 2021 and March 31, 2021.
Note 5—Related Party Transactions
As of June 30, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 52.9%, of the Company’s outstanding common shares. The Company has agreements with Sumitovant, Sumitomo Dainippon Pharma, and their affiliates, including Sunovion, a subsidiary of Sumitomo Dainippon Pharma. These agreements are described below.
(A) Sumitomo Dainippon Pharma Co., Ltd.
Sumitomo Dainippon Pharma Loan Agreement
On December 27, 2019, the Company and one of its subsidiaries, MSG, entered into a Loan Agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”). Pursuant to the Sumitomo Dainippon Pharma Loan Agreement, Sumitomo Dainippon Pharma agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. Funds may be drawn down by the Company once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to the Company, and in which case the Company would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Dainippon Pharma Loan Agreement. Loans under the Sumitomo Dainippon Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
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
As of June 30, 2021, approximately $41.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement and the outstanding loan balance of $358.7 million is classified as a long-term liability on the unaudited condensed consolidated balance sheets under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was $2.9 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and is included in interest expense in the unaudited condensed consolidated statements of operations.
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
(B) Sumitovant
On May 18, 2020, the Company and Sumitovant entered into a consulting agreement, as amended on November 9, 2020, pursuant to which Sumitovant provided consulting services to the Company to support the Company in commercial planning, commercial launch activities and implementation. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of the Company’s board of directors, provided services to the Company on behalf of Sumitovant under this agreement. The term of the consulting agreement with Sumitovant expired on March 31, 2021. For the three months ended June 30, 2021 and 2020, the Company incurred less than $0.1 million and $0.1 million of expense under this consulting agreement, respectively, which are included in selling, general and administrative (“SG&A”) expenses in the unaudited condensed consolidated statements of operations. In addition, for the three months ended June 30, 2021, the Company agreed to reimburse Sumitovant for certain other third-party pass-through expenses that it incurred on behalf of the Company. These expenses, totaling less than $0.1 million are included in R&D expenses in the unaudited condensed consolidated statements of operations.
The Company’s outstanding obligations to Sumitovant were less than $0.1 million as of June 30, 2021 and $0.1 million as of March 31, 2021, and are included in amounts due to related parties on the unaudited condensed consolidated balance sheets.
(C) Sunovion Pharmaceuticals Inc.
Market Access Services Agreement
On August 1, 2020, one of the Company’s subsidiaries, MSG, entered into a Market Access Services Agreement, as amended (“Market Access Services Agreement”), with Sunovion. Pursuant to the Market Access Services Agreement, among other things, Sunovion agreed to provide to MSG certain market access services with respect to the distribution and sale of ORGOVYX (“Prostate Cancer Product”) and MYFEMBREE (relugolix 40 mg, estradiol 1.0 mg and norethindrone acetate 0.5 mg) (“Women’s Health Product,” and collectively with Prostate Cancer Product, the “Products”, and each a “Product”), including, among other things: (i) adding the Products to Sunovion’s agreements with its third party logistics providers; (ii) adding the Women’s Health Product to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks and negotiating rates for the Products with certain market access customers; (iii) providing order-to-cash services; (iv) providing certain employees to provide market access account director services; (v) performing activities required in connection with supporting and maintaining contracts between the Company and market access customers for the coverage, purchase, or dispensing of the Products; (vi) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to the Products; (vii) providing MSG with price reporting metrics and other information required to allow the Company to comply with applicable government price reporting requirements; (viii) coordinating with MSG and any applicable wholesalers and distributors to address any recalls, investigations, or product holds; (ix) configuring, or causing to be configured, the appropriate software systems to enable Sunovion to perform its obligations under the Market Access Services Agreement; and (x) providing training and certain other ancillary support services to facilitate the foregoing. Pursuant to this agreement, Sunovion will also provide certain services to the Company to enable the Company to comply with its obligations under the State Transparency Laws.
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
As consideration for the services, MSG has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion to manage rebates, chargebacks and similar fees (see Note 3). For the three months ended June 30, 2021, the Company incurred $1.3 million under this agreement (inclusive of third-party pass-through costs billed to the Company), which is included in SG&A expenses in the unaudited condensed consolidated statement of operations. No amounts were incurred in the three months ended June 30, 2020. As of each of June 30, 2021 and March 31, 2021, the Company’s outstanding obligation pursuant to this agreement was $0.4 million and are included in accounts payable and amounts due to related parties, respectively, on the unaudited condensed consolidated balance sheets.
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

Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was (1.50)% and (2.09)%, respectively. The Company’s effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of June 30, 2021, the Company has deferred $1.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The current portion of the deferred payroll tax liability of $0.9 million is included in accrued expenses and other current liabilities and the non-current portion of the deferred payroll tax liability of $0.9 million is included in other liabilities on the unaudited condensed consolidated balance sheets.
Note 7—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2020 Inducement Plan and the Myovant Sciences Ltd. 2016 Equity Incentive Plan (collectively, the “Equity Plans”).
(A) 2020 Inducement Plan
In November 2020, the compensation committee of the Company’s board of directors adopted the Myovant Sciences Ltd. 2020 Inducement Plan (the “2020 Inducement Plan”), which, subject to the adjustment provisions thereof, reserved 1.0 million shares of the Company’s common shares for issuance. The 2020 Inducement Plan was adopted without shareholder approval pursuant to the Listed Company Manual Rule 303A.08 (“Rule 303A.08”) of the New York Stock Exchange (the “NYSE”). The 2020 Inducement Plan provides for the grant of restricted stock units and non-qualified stock options, and contains terms and conditions intended to comply with the inducement award exception under the NYSE rules. In accordance with Rule 303A.08, awards under the 2020 Inducement Plan may only be made to individuals not previously employees of the Company, or being rehired following a bona fide period of interruption of employment, as an inducement material to such individuals’ entering into employment with the Company. An award is a right to receive the Company’s common shares pursuant to the 2020 Inducement Plan pursuant to a restricted stock unit award or a non-qualified stock option award. As of June 30, 2021, there were less than 0.1 million common shares available for future issuance under the 2020 Inducement Plan.
(B) 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, as amended (the “2016 Plan”), under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2021, the number of common shares authorized for issuance under the 2016 Plan increased automatically by 3.6 million shares in accordance with the evergreen provision. As of June 30, 2021, a total of 2.4 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.

(C) Stock Options
Activity for stock options for the three months ended June 30, 2021 is as follows:

Number of Options
Options outstanding at March 31, 2021	8,293,331
Granted	892,157
Exercised	(436,573)
Forfeited	(135,909)
Options outstanding at June 30, 2021	8,613,006
Options vested and expected to vest at June 30, 2021	8,613,006
Options exercisable at June 30, 2021	5,308,419
(D) Restricted Stock and Performance Stock Units
Activity for restricted stock units and performance stock units for the three months ended June 30, 2021 is as follows:

Number of Shares
Unvested balance at March 31, 2021	3,571,235
Granted	2,343,086
Vested	(540,760)
Forfeited	(238,678)
Unvested balance at June 30, 2021	5,134,883
Vested and unreleased	35,559
Outstanding balance at June 30, 2021	5,170,442
(E) Share-Based Compensation
Share-based compensation was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Share-based compensation recognized as:
R&D expense	$3,957	$4,024
SG&A expense	7,155	3,788
Capitalized under inventory	150	—
Total	$11,262	$7,812
Total unrecognized share-based compensation was approximately $102.2 million as of June 30, 2021 and is expected to be recognized over a weighted-average period of approximately 3.3 years.
(F) Separation Agreement with Former Principal Executive Officer
In January 2021, the Company entered into a Separation and General Release Agreement with its former Principal Executive Officer. Pursuant to the terms of this agreement, all of the former Principal Executive Officer’s then outstanding and unvested equity awards became fully vested. In addition, the post-termination period during which the former Principal Executive Officer may exercise her outstanding stock options was extended to 12 months. The former Principal Executive Officer has granted Sumitovant or any Sumitovant affiliate a right of first refusal to purchase her common shares of the Company under certain circumstances and provide the Company and its affiliates a general release of claims. Share-based compensation included in SG&A expense for the three months ended June 30, 2021 includes $1.4 million related to the settlement and remeasurement of these awards.
As a result of the repurchase feature described above, the outstanding awards were reclassified from additional paid-in capital to current liabilities. The share-based compensation liabilities have been and will continue to be remeasured at fair value each reporting period end, with the change in fair value recorded as share-based compensation within SG&A until the stock options are exercised and the common shares are sold to Sumitovant, to the market, or otherwise settled, or the former Principal Executive Officer has held the common shares for a period of at least six months. As of June 30, 2021, a total of 1,081,803 outstanding stock options and a total of 462,705 common shares remain subject to the right of first refusal. The former Principal Executive Officer’s outstanding stock options remain exercisable through January 11, 2022. As of June 30, 2021 and March 31, 2021, $21.2 million and $21.6 million, respectively, is included in share-based compensation liabilities on the unaudited condensed consolidated balance sheets.
Note 8—Collaboration and License Agreements
(A) Richter Development and Commercialization Agreement
On March 30, 2020, the Company entered into an exclusive license agreement for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the terms of the Richter Development and Commercialization Agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, is eligible to receive up to $40.0 million in regulatory milestone payments (of which $10.0 million was received in April 2020), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval. On July 16, 2021, the European Commission approved RYEQO as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. This approval triggered a $15.0 million regulatory milestone payment due from Richter, which the Company expects to receive and record as Richter license and milestone revenue in the three months ending September 30, 2021.
Under the terms of the Richter Development and Commercialization Agreement, the Company will continue to lead global development of relugolix combination tablet. The Company has also agreed to assist Richter in transferring manufacturing technology from the Company’s CMOs to Richter to enable Richter to manufacture relugolix combination tablet. The Company has agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to the Company’s agreements with its CMOs. Richter will be responsible for local clinical development, manufacturing, and all commercialization activities for its territories. The Company has also granted Richter an option to collaborate with the Company on relugolix combination tablet for future indications in women’s health other than fertility.
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
The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers. The Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination tablet, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination tablet. In evaluating the appropriate measure for the Company’s performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are delivered to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Based upon the Company’s assessment of its progress toward delivering relugolix combination tablet clinical and regulatory data packages to Richter, the Company concluded that during the three months ended June 30, 2020, it satisfied approximately two-thirds of the combined performance obligation and recognized $33.3 million of the transaction price as Richter license and milestone revenue during the three months ended June 30, 2020. The remaining $16.7 million of the transaction price is recorded as deferred revenue on the unaudited condensed consolidated balance sheet as of June 30, 2021 and is expected to be recognized as Richter license and milestone revenue during the three months ending September 30, 2021 when the Company expects to deliver the remaining substantive relugolix combination tablet data packages to Richter. No Richter license and milestone revenue was recorded in the three months ended June 30, 2021.
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
(B) Pfizer Collaboration and License Agreement
On December 26, 2020, one of the Company’s subsidiaries, MSG, and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which the Company and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). See Note 10, “Subsequent Events.”
In the Co-Promotion Territory, the Company and Pfizer will equally share profits and certain expenses, including certain pre-launch inventory costs incurred by the Company prior to the effective date of the Pfizer Collaboration and License Agreement (the “Allowable Expenses”). The Company will remain responsible for regulatory interactions and drug supply and will continue to lead clinical development for MYFEMBREE in the women’s health indications, while development for ORGOVYX will be shared equally among the parties.
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
Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company received an upfront payment of $650.0 million in December 2020, and is eligible to receive up to $3.7 billion of milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for MYFEMBREE in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. In July 2021, the Company received a $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. This regulatory milestone payment is included in the caption titled, milestone receivable from Pfizer, on the unaudited condensed consolidated balance sheet as of June 30, 2021.
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

As discussed above, the Company received a $650.0 million upfront payment from Pfizer in December 2020, of which $150.0 million is Pfizer’s advanced reimbursement for Pfizer’s share of Allowable Expenses (up to $100.0 million for calendar year 2021 and up to $50.0 million for calendar year 2022). The Company concluded that the prepayment by Pfizer of its share of Allowable Expenses represents a significant financing component since the Company received the cash flows at the outset of the arrangement, rather than over a two-year period. Accordingly, the Company reduced the amount of the advanced reimbursement by approximately $3.6 million, representing the implied financing costs based on the Company’s incremental borrowing rate that was derived based on the Sumitomo Dainippon Pharma Loan Agreement, and recorded the discounted value on the consolidated balance sheet as a deposit liability (cost share advance from Pfizer) as of the transaction date, split between a current and a non-current portion, based on the expected timing of Allowable Expenses subject to cost share. The financing component has been and will continue to be accreted to interest expense utilizing a method that approximates the effective yield method over the period in which the cost share advance is expected to be used. The remainder of the upfront payment was recorded as deferred revenue and has been and will continue to be recognized as Pfizer collaboration revenue on a straight-line basis over the estimated term of the agreement of six years, which was estimated by the Company based upon the terms of the Pfizer Collaboration and License Agreement, including the termination provisions contained therein. The Company determined straight-line amortization to be appropriate because the upfront payment represents payment for Pfizer’s right to participate in the collaboration activities, including both commercialization and development activities, which are expected to be realized evenly over this period.
The achievement of regulatory milestones is outside of the Company’s control and therefore was not deemed probable at contract inception. Amounts associated with the regulatory milestones were not initially recognized. Upon achievement of the related regulatory milestone, cumulative catch-up revenue will be recorded as Pfizer collaboration revenue in the period in which the respective regulatory milestone is achieved, and the remainder will be recognized over the remaining contract term. The Company determined that, conceptually, the regulatory milestone payments represent payment for development activities that will continue to benefit the collaboration as the products move toward commercialization. Accordingly, the recognition of revenue associated with the regulatory milestones follows the same amortization model as the upfront payment described above.
Similar to the regulatory milestones, sales-based milestone payments will not initially be recognized due to the uncertainty associated with the future commercial outcomes of ORGOVYX and MYFEMBREE. Upon achievement, the sales-based milestones will be recognized as revenue immediately in the period when the annual sales thresholds are met as the payments represent consideration for past activities that are completed and culminated in the annual sales thresholds being met.
Amounts due to Pfizer as of June 30, 2021 totaling approximately $11.0 million consisted of $5.8 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $5.2 million reimbursement of Allowable Expenses incurred by Pfizer (comprised of $0.4 million and $4.8 million in R&D and SG&A expenses, respectively). Amounts due to Pfizer as of March 31, 2021 totaling approximately $1.9 million consisted of $1.8 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX in the U.S. and approximately $0.1 million reimbursement of Allowable Expenses incurred by Pfizer.
The Company determined that the $50.0 million option for an exclusive license in the Pfizer Territory does not give rise to a material right since the option fee, coupled with the net royalty payments, reflects its standalone selling price. As such, the option is not considered a unit of account under the present arrangement and will be assessed for accounting purposes if and when exercised.
(C) Contract Balances
The following table presents changes in the Company’s contract assets and liabilities during the three months ended June 30, 2021 (in thousands):

	Balance at March 31, 2021	Additions	Imputed Interest	Deductions	Balance at June 30, 2021
Contract assets:
Milestone receivable from Pfizer	$—	$100,000	$—	$—	$100,000
Contract liabilities:
Deferred revenue (1)	$497,933	$100,000	$—	$(29,509)	$568,424
Cost share advance from Pfizer (2)	$121,862	$—	$601	$(18,285)	$104,178

(1) Includes $117.2 million and $451.2 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of June 30, 2021. Includes $100.6 million and $397.4 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2021.
(2) Includes $104.2 million presented as current on the unaudited condensed consolidated balance sheet as of June 30, 2021. Includes $92.4 million and $29.4 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2021.
During the three months ended June 30, 2021, milestone receivable from Pfizer increased by $100.0 million as the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021 triggered a regulatory milestone payment due from Pfizer. The Company had no contract assets as of March 31, 2021.
During the three months ended June 30, 2021, deferred revenue increased by $70.5 million. The net increase was the result of a $100.0 million regulatory milestone receivable due from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021, partially offset by the recognition of $29.5 million of Pfizer collaboration revenue.
During the three months ended June 30, 2021, cost share advance from Pfizer decreased by $17.7 million. The decrease was the net result of the application of $18.3 million of shared Allowable Expenses incurred by the Company (comprised of $0.5 million, $7.6 million, and $10.2 million in reductions to collaboration expense, R&D expenses, and SG&A expenses, respectively), partially offset by accretion of the implied financing component of $0.6 million.
Note 9—Commitments and Contingencies
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

(D) Takeda Agreements
On April 29, 2016, Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. Pursuant to the license agreement (the “Takeda License Agreement”), Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in the Company’s territory, subject to certain agreed reductions. As of June 30, 2021 and March 31, 2021, the Company recorded royalties payable to Takeda of $0.9 million and $0.3 million, respectively, which are included in the caption accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Takeda will pay the Company a royalty at the same rate on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones.
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
Note 10—Subsequent Events
(A) Richter Development and Commercialization Agreement
On July 16, 2021, the European Commission approved RYEQO as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. This approval triggered a $15.0 million regulatory milestone payment due from Richter, which the Company expects to receive and record as Richter license and milestone revenue in the three months ending September 30, 2021.
See Note 8(A) for additional information about the Richter Development and Commercialization Agreement.
(B) Pfizer Collaboration and License Agreement
In July 2021, the Company received a $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. This regulatory milestone is included in the caption titled, milestone receivable from Pfizer, on the unaudited condensed consolidated balance sheet as of June 30, 2021.

In July 2021, the Company and Pfizer agreed to extend the timeline for Pfizer’s decision to exercise its exclusive option to develop and commercialize relugolix in oncology in the Pfizer Territory, through the end of October 2021.
See Note 8(B) for additional information about the Pfizer Collaboration and License Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2021 included in our Annual Report on Form 10-K, filed with the SEC on May 11, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
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
The forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•our and our collaboration partners’ ability to successfully plan for and commercialize ORGOVYX®, MYFEMBREE®, RYEQO®, as well as any product candidates, if approved;
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
•the impact of pandemics, epidemics or outbreaks of infectious diseases, including the effect that the COVID-19 pandemic and related public health measures will have on our business operations, financial conditions and results of operations;
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
•our expectations regarding potential future payments that we are eligible to receive from Pfizer under the Pfizer Collaboration and License Agreement and Richter under the Richter Development and Commercialization Agreement;
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
Business Overview
We are a biopharmaceutical company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, we have two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021, the European Commission approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In July 2021, Myovant Sciences GmbH (“MSG”), one of our subsidiaries, submitted a supplemental New Drug Application (“sNDA”) to the FDA for once-daily MYFEMBREE for the management of moderate to severe pain associated with endometriosis. MYFEMBREE is also being assessed for contraceptive efficacy in women ages 18-35 years who are at risk for pregnancy, pending FDA removal of a partial clinical hold. Relugolix (120 mg) is also under regulatory review in Europe for men with advanced prostate cancer. We are also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and regulatory milestone payments we received from Pfizer Inc. (“Pfizer”) and Gedeon Richter Plc. (“Richter”). We began generating product revenue from the sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively.

Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of June 30, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 48,641,181, or approximately 52.9%, of our outstanding common shares.
First Fiscal Quarter Ended June 30, 2021 and Recent Business Updates
Below is a summary of certain events during our first fiscal quarter ended June 30, 2021 and recent business updates. Additional information about our business, our products, and our product candidates is included in Part I. Item 1., “Business,” included in our Annual Report on Form 10-K, filed with the SEC on May 11, 2021.
Products and Product Candidates
•On May 26, 2021, the FDA approved MYFEMBREE as the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids. MYFEMBREE was launched in the U.S. by us and our collaboration partner, Pfizer, in mid-June 2021. Pursuant to the terms of the Pfizer Collaboration and License Agreement, this approval triggered a $100.0 million regulatory milestone payment due from Pfizer, which we received in July 2021.
•On June 15, 2021, the United States Patent and Trademark Office (“USPTO”) granted U.S. Patent. No. 11,033,551 to Myovant. This patent covers the unique and innovative method of treating patients for heavy menstrual bleeding associated with uterine fibroids with MYFEMBREE. This patent will expire in September of 2037 and is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). This patent term matches that of two methods patents (U.S. Patent. Nos. 10,786,501 and 10,449,191) previously granted by the USPTO for ORGOVYX that cover methods of treating advanced prostate cancer with relugolix.
•On July 6, 2021, one of our subsidiaries, MSG, submitted an sNDA to the FDA for once-daily MYFEMBREE for the management of moderate to severe pain associated with endometriosis. In April and June 2020 and January 2021, we reported positive results from the two replicate Phase 3 SPIRIT studies and the SPIRIT long-term extension study.
•On July 16, 2021, the European Commission approved RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age. RYEQO is the first and only long-term, once-daily oral treatment for uterine fibroids in Europe and has no limitation on its duration of use. The approval was based on safety and efficacy data from the Phase 3 LIBERTY program, which consisted of two replicate, 24-week, multinational clinical studies (LIBERTY 1 and LIBERTY 2), a one-year extension study, and supportive bone mineral density data from a randomized withdrawal study. The commercial launch of RYEQO is expected to begin in the second half of calendar year 2021 and will be executed by Richter, our commercialization partner for RYEQO in Europe and certain other international markets. This approval triggered a $15.0 million regulatory milestone payment due from Richter, which we expect to receive and record as Richter license and milestone revenue in the three months ending September 30, 2021.
•On May 18, 2021, the FDA informed us that they placed a partial clinical hold on the Phase 3 SERENE study evaluating MYFEMBREE for the prevention of pregnancy, pending certain study protocol modifications. In July 2021, we provided to the FDA an amended study protocol for the SERENE study. Following our discussions with the FDA, we expect the partial clinical hold to be lifted in August 2021.
Corporate
•For the three months ended June 30, 2021, we generated net product revenue from sales of ORGOVYX and MYFEMBREE of $10.5 million and $1.1 million, respectively.
•As of June 30, 2021, we had cash, cash equivalents and marketable securities of $569.8 million. We currently believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. Our June 30, 2021 cash, cash equivalents, and marketable securities balance excludes $115.0 million of recently triggered regulatory milestone payments from Pfizer and Richter, of which $100.0 million was received from Pfizer in July 2021 and $15.0 million is expected to be received from Richter in the three months ending September 30, 2021.
•In July 2021, we and Pfizer agreed to extend the timeline for Pfizer’s decision to exercise its exclusive option to develop and commercialize relugolix in oncology outside of the U.S. and Canada, excluding certain Asian countries (the “Pfizer Territory”), through the end of October 2021.

Expected Upcoming Milestones
The following is a summary of certain of our expected upcoming milestones.
•Pfizer’s decision regarding its exclusive option to acquire development and commercialization rights to relugolix in oncology in the Pfizer Territory is expected by the end of October 2021.
•Commercial launch of RYEQO in Europe is expected to begin in the second half of calendar year 2021, to be executed by Richter.
•Marketing Authorization Application (“MAA”) submission to the European Medicines Agency (“EMA”) for RYEQO for the treatment of women with endometriosis-associated pain is expected in the second half of calendar year 2021. Richter will be the MAA sponsor.
•FDA submission of the Phase 3 LIBERTY randomized withdrawal study results for MYFEMBREE in women with uterine fibroids is expected by the end of calendar year 2021.
•European Commission decision on the advanced prostate cancer MAA is expected in calendar year 2022.
Effects of the COVID-19 Pandemic
In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified. In March 2020, the World Health Organization categorized COVID-19 as a pandemic as it spread throughout the U.S. and other countries across the world. The COVID-19 pandemic and related public health measures, including orders to shelter-in-place, socially distance, close schools, restrict travel, and mandate business closures, adversely affected workforces, organizations, consumers and economies, which led to an economic downturn and which may cause market volatility and uncertainty in future periods. As vaccination rates against COVID-19 increase, many restrictions and public health guidelines have been recently eased. However new and potentially more virulent variants of the coronavirus have been recently identified, such as the delta variant, which may further impact the effects that the COVID-19 pandemic may have on us.
Our priorities during the COVID-19 pandemic have been to protect the health and safety of our employees and patients while continuing our mission to redefine care for women and for men. We believe the safety measures we have taken in response to the COVID-19 pandemic meet or exceed the guidelines established by government and public health officials. Beginning in mid-March 2020, substantially all of our workforce began working from home and we curtailed employee travel. We adopted remote working tools to minimize the disruption to our business activities. As vaccination rates against COVID-19 increase, we plan to ease restrictions to our facilities and allow our employees to return to work on-site. In June 2021, our oncology and women’s health sales forces and our medical affairs team resumed in-person interactions with healthcare professionals.
To date, the impact of the COVID-19 pandemic on our ability to advance our clinical studies, our regulatory activities, and our U.S. commercial launch activities for ORGOVYX and MYFEMBREE have been limited. The FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer on December 18, 2020 and MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. We and our collaboration partner, Pfizer, commercially launched ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. In response to the COVID-19 pandemic, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in fewer prescriptions. In addition, some physician’s offices continue to have limited on-site access for pharmaceutical representatives to reduce exposure risk for their patients or staff. Conducting these interactions virtually could reduce the number of medical professionals we are able to present to, and these virtual meetings may not be as impactful as in-person meetings. The COVID-19 pandemic has presented challenges for our medical affairs team to present scientific data and for our regional medical advisors to engage potential prescribers in scientific exchange. Multiple medical conferences have been cancelled, postponed or moved to virtual formats, resulting in fewer opportunities to present our scientific data and our medical affairs team members have only begun to make in-person presentations to the medical community. Communications to the medical community virtually in many instances may make it less effective to educate and engage in scientific exchange. Reduced access to healthcare providers as a result of social distancing protocols may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities. At this time, we do not believe that the COVID-19 pandemic has disproportionately impacted us relative to other companies in our industry. To date, we have not experienced supply constraints, and we believe we have procured sufficient quantities of relugolix drug substance to meet our U.S. ORGOVYX and MYFEMBREE launch plans.
The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our financial results, our clinical trials, our supply chains, our commercial launch activities for

ORGOVYX and MYFEMBREE, end user demand for our approved products, healthcare systems or the global economy as a whole. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations.
As vaccination rates against COVID-19 increase, we plan to ease restrictions to our facilities and allow our employees to return to work on-site during the third quarter of calendar year 2021. The safety protocols we implement as our employees return to work on-site may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. The magnitude of the adverse effect on our business operations will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part II. Item 1A.
Components of our Results of Operations
Revenues
We currently have two FDA-approved products, ORGOVYX for the treatment of adult patients with advanced prostate cancer and MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids, which generate product revenue in the U.S. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
Our Pfizer collaboration revenue consists of the partial recognition of the upfront payment we received from Pfizer in December 2020 and of the regulatory milestone payment due from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021 (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Our Richter license and milestone revenue consists of the recognition of previously deferred revenue associated with upfront and regulatory milestone payments we received from Richter pursuant to the terms of the Richter Development and Commercialization Agreement in March 2020 and April 2020, respectively (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We recognize revenue as we satisfy our combined performance obligation to Richter.
Cost of Product Revenue
Our cost of product revenue is composed of the cost of goods sold and royalty expense. Our cost of goods sold consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with sales of ORGOVYX and MYFEMBREE in the U.S. Our royalty expense consists of royalties on net sales of ORGOVYX and MYFEMBREE payable to Takeda pursuant to the terms of the Takeda License Agreement (see Note 9(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
In connection with the FDA approvals of ORGOVYX (on December 18, 2020) and MYFEMBREE (on May 26, 2021), we subsequently began capitalizing inventory manufactured or purchased for each product after its respective approval date. As a result, we expensed certain manufacturing costs of ORGOVYX and MYFEMBREE as research and development (“R&D”) expenses prior to FDA approval and, therefore, these costs are not included in cost of goods sold.
Collaboration Expense to Pfizer
Our collaboration expense to Pfizer consists of Pfizer’s 50% share of net profits from sales of ORGOVYX and MYFEMBREE in the U.S. (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
R&D activities have been, and will continue to be, central to our business model. We currently expect R&D expenses for the year ending March 31, 2022, to be modestly lower than the R&D expenses incurred in the year ended March 31, 2021, largely due to our sharing of certain expenses with Pfizer pursuant to the Pfizer Collaboration and License Agreement. Overall, we expect declining spend on our Phase 3 clinical programs that are winding down to be offset primarily by incremental spend on new relugolix development programs, such as the Phase 3 SERENE study, and certain other lifecycle opportunities to potentially expand the commercial opportunity for the relugolix franchise, as well as post-marketing requirements as agreed upon with the FDA.
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
In addition, the probability of commercial success for ORGOVYX and MYFEMBREE, or for any of our current or potential future product candidates, if approved, will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine with certainty to what extent we will generate net product revenue from commercialization and sale of any of our product candidates that receive regulatory approval. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
We expect that certain R&D expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement.
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salaries, sales incentive compensation, bonuses, fringe benefits, and share-based compensation for our executive, finance, human resources, legal, information technology, commercial operations, marketing, market access, sales, and other administrative functions. Our SG&A expenses also include marketing programs, advertising, conferences, congresses, travel expenses, professional fees for legal, accounting, auditing and tax services, and costs related to rent and facilities, insurance, information technology, commercial operations, and general overhead. Our SG&A expenses also include costs incurred under our Market Access Services Agreement with Sunovion.
We expect SG&A expenses to increase in future periods as we continue to expand our sales and marketing infrastructure and capabilities as well as general administrative functions to support multiple product launches and commercialization activities. We expect SG&A expenses in future periods to include certain expenses related to our patient support programs such as free drug and patient assistance for qualified uninsured patients. The timing of these increased expenditures and their magnitude are primarily dependent on our commercial success and sales growth of ORGOVYX and MYFEMBREE, as well as the timing of any new product launches and other potential business and operational activities.
We expect that certain SG&A expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement.

Interest Expense
Our interest expense consists of related party interest expense pursuant to the Sumitomo Dainippon Pharma Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter and accretion of the financing component of the cost share advance from Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Interest Income
Our interest income consists primarily of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Foreign Exchange Gain
Our foreign exchange gain in the three months ended June 30, 2020 consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign currency exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. Our primary foreign currency exposure has historically been the exchange rate between the Swiss franc and the U.S. dollar.
In December 2020, we changed the functional currency of our wholly-owned subsidiary in Switzerland, MSG, from the Swiss franc to the U.S. dollar. This change in functional currency was accounted for prospectively. As a result of this change, we currently expect that future impacts of changes in foreign currency exchange rates on our results of operations will not be significant. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 11, 2021.
Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenues:
Product revenue, net	$11,554	$—
Pfizer collaboration revenue	29,509	—
Richter license and milestone revenue	—	33,333
Total revenues	41,063	33,333
Operating costs and expenses:
Cost of product revenue	1,032	—
Collaboration expense to Pfizer	5,261	—
Research and development	30,880	44,186
Selling, general and administrative	61,212	22,828
Total operating costs and expenses	98,385	67,014
Loss from operations	(57,322)	(33,681)
Interest expense	3,505	2,184
Interest income	(78)	(108)
Foreign exchange gain	—	(3,569)
Loss before income taxes	(60,749)	(32,188)
Income tax expense	911	672
Net loss	$(61,660)	$(32,860)

Revenues
The following table provides information about our revenues (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenues:
Product revenue, net:
ORGOVYX	$10,479	$—
MYFEMBREE	1,075	—
Total product revenue, net	11,554	—
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	—
Amortization of regulatory milestone	8,535	—
Total Pfizer collaboration revenue	29,509	—
Richter license and milestone revenue	—	33,333
Total revenues	$41,063	$33,333
We began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
Pfizer collaboration revenue for the three months ended June 30, 2021, consists of the partial recognition of the upfront payment we received from Pfizer in December 2020 and of the regulatory milestone payment due from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the treatment for heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. There were no such amounts recognized for the three months ended June 30, 2020.
There was no Richter license and milestone revenue for the three months ended June 30, 2021. Richter license and milestone revenue for the three months ended June 30, 2020 consists of the partial recognition of the upfront payment we received from Richter in March 2020 and the regulatory milestone payment we received from Richter in April 2020.
See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding collaboration revenue under the Pfizer Collaboration and License Agreement and license and milestone revenue under the Richter Development and Commercialization Agreement.
Cost of Product Revenue
For the three months ended June 30, 2021, our cost of product revenue was $1.0 million, which includes the cost of goods sold and royalty expense payable to Takeda pursuant to the Takeda License Agreement (see Note 9(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). There were no such amounts recognized for the three months ended June 30, 2020.
In connection with the FDA approvals of ORGOVYX for adult patients with advanced prostate cancer (on December 18, 2020) and MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids (on May 26, 2021), we subsequently began capitalizing inventory manufactured or purchased for each product after its respective approval date. Previously, costs to manufacture ORGOVYX and MYFEMBREE were expensed as incurred as R&D expenses. As a result, minimal cost of goods sold has been recorded during the three months ended June 30, 2021 and the costs for quantities of ORGOVYX and MYFEMBREE sold during the three months ended June 30, 2021 were previously recorded as R&D expenses prior to FDA approval. We expect our cost of goods sold to increase in future periods as quantities of previously expensed ORGOVYX and MYFEMBREE inventory are depleted from our inventory stock.
Collaboration Expense to Pfizer
For the three months ended June 30, 2021, our collaboration expense to Pfizer was $5.3 million and represents Pfizer’s 50% share of net profits from the sales of ORGOVYX and MYFEMBREE in the U.S. pursuant to the terms of the Pfizer Collaboration and License Agreement (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). There were no such amounts recognized for the three months ended June 30, 2020.

Research and Development Expenses
For the three months ended June 30, 2021 and 2020, our R&D expenses consisted of the following (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Program-specific costs:
Relugolix	$7,191	$25,893	$(18,702)
MVT-602	63	224	(161)
Unallocated costs:
Share-based compensation	3,957	4,024	(67)
Personnel expense	14,764	11,836	2,928
Other expense	4,905	2,209	2,696
Total R&D expenses	$30,880	$44,186	$(13,306)
R&D expenses decreased by $13.3 million, to $30.9 million, in the three months ended June 30, 2021 compared to $44.2 million in the three months ended June 30, 2020. The decrease in R&D expenses reflects cost share reimbursements from Pfizer for certain R&D expenses during three months ended June 30, 2021 (See Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and a reduction in clinical study costs as a result of the completion and wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies. The decrease also reflects lower regulatory expenses during the three months ended June 30, 2021, as the prior year period included submission fees for our NDAs for ORGOVYX for advanced prostate cancer and MYFEMBREE for the uterine fibroids indication. This decrease was partially offset by an increase in medical affairs personnel expenses to support the U.S. commercial launches of ORGOVYX and MYFEMBREE.
R&D expenses for the three months ended June 30, 2021 consisted primarily of personnel expenses of $14.8 million, program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $7.3 million (including regulatory submission fees of $0.5 million), share-based compensation of $4.0 million, and other R&D costs of $4.9 million, which primarily includes contractors, consultants, and information technology costs. R&D expenses for relugolix for the three months ended June 30, 2021 are presented net of approximately $7.2 million of costs shared with Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement.
R&D expenses for the three months ended June 30, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $26.1 million (including fees related to our NDA submissions for MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids and ORGOVYX for adult patients with advanced prostate cancer of $5.8 million), personnel expenses of $11.8 million, share-based compensation of $4.0 million, and other R&D costs of $2.2 million, which primarily includes contractors, consultants, and information technology costs.
Selling, General and Administrative Expenses
SG&A expenses increased by $38.4 million, to $61.2 million, in the three months ended June 30, 2021 compared to $22.8 million in the three months ended June 30, 2020, primarily due to higher expenses related to commercial activities to support the U.S commercial launches of ORGOVYX and MYFEMBREE as well as higher personnel expenses primarily related to the hiring of our commercial operations, marketing, and market access teams, and our oncology and women’s health sales forces, and other general overhead, administrative, and information technology expenses to support our organizational growth.
SG&A expenses in the three months ended June 30, 2021 consisted primarily of personnel expenses of $27.5 million, commercial expenses of $12.7 million, general overhead, administrative and information technology expenses of $9.9 million, share-based compensation of $7.2 million, professional service fees of $1.8 million, and rent and other facilities-related costs of $0.9 million. SG&A expenses for the three months ended June 30, 2021 are presented net of approximately $5.4 million of costs shared with Pfizer. Share-based compensation includes approximately $1.4 million related to the settlement and remeasurement of our former Principal Executive Officer’s outstanding stock options and common shares as discussed further in Note 7(F) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
SG&A expenses in the three months ended June 30, 2020 consisted primarily of personnel expenses of $7.6 million, commercial operations expenses of $5.6 million, share-based compensation of $3.8 million, general overhead, administrative and information technology expenses of $3.5 million, professional service fees of $1.3 million, and rent and other facilities-related costs of $0.8 million.
Interest Expense
Interest expense was $3.5 million in the three months ended June 30, 2021 compared to $2.2 million in the three months ended June 30, 2020, and was primarily related to the Sumitomo Dainippon Pharma Loan Agreement. The increase in interest expense related to the Sumitomo Dainippon Pharma Loan Agreement was primarily driven by a higher balance in the current period. Interest expense in the three months ended June 30, 2021 also includes $0.6 million of accretion of the financing component of the cost share advance from Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). There was no such accretion for the three months ended June 30, 2020.
Interest Income
Interest income was $0.1 million for both the three months ended June 30, 2021 and 2020.
Foreign Exchange Gain
For the three months ended June 30, 2020 we recorded a foreign exchange gain of $3.6 million, primarily as the result of the increase in our outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement and the impact of fluctuations in the foreign currency exchange rate between the Swiss franc and the U.S. dollar. As a result of a change in the functional currency of our wholly-owned subsidiary in Switzerland, MSG, from the Swiss franc to the U.S. dollar in December 2020, we are no longer exposed to significant foreign currency gains or losses.
Income Tax Expense
Our income tax expense was $0.9 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate for the three months ended June 30, 2021 and 2020 was (1.50)% and (2.09)%, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from upfront and milestone payments we received from Pfizer and Richter. We began generating net product revenue from the sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively.
As of June 30, 2021, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $611.1 million, consisting of $569.8 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $726.2 million, consisting of $684.9 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as of March 31, 2021. Additional funds under the Sumitomo Dainippon Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors. Our June 30, 2021 cash, cash equivalents, and marketable securities balance excludes $115.0 million of recently triggered regulatory milestone payments from Pfizer and Richter of which we received $100.0 million from Pfizer in July 2021, and of which we expect to receive $15.0 million from Richter in the three months ending September 30, 2021.
Pursuant to the Pfizer Collaboration and License Agreement, we are eligible to receive up to $3.6 billion of additional milestone payments, including a regulatory milestone of $100.0 million upon the FDA approval for MYFEMBREE in endometriosis, and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. We and Pfizer equally share profits and certain expenses in the Co-Promotion Territory. In addition, if Pfizer exercises its option to acquire exclusive commercialization and development rights to relugolix in oncology in the Pfizer Territory, we will receive an option exercise fee of $50.0 million and will also be eligible to receive double-digit royalties on net sales of relugolix in the Pfizer Territory.

Pursuant to the Richter Development and Commercialization Agreement, we are eligible to receive up to $122.5 million of additional milestone payments, including regulatory milestones of up to $15.0 million and tiered sales milestones of up to $107.5 million upon reaching certain thresholds of annual net sales in Richter’s territory, and tiered royalties on net sales in Richter’s territory.
Capital Requirements
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
We expect our operating expenses, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to increase as we continue to commercialize ORGOVYX and MYFEMBREE in the U.S., prepare for additional potential regulatory approvals, initiate life cycle management activities as well as conduct post-marketing requirements as agreed upon with the FDA for our relugolix franchise, and potentially further develop our product candidates and expand our pipeline. However, while we expect our future capital requirements and operating expenses to continue to be significant, we expect our net cash burn to gradually decrease as our net revenues increase. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the price, level of demand and net product revenues generated from commercial sales of ORGOVYX, MYFEMBREE, and from any product candidates that may receive marketing approval in the future;
•the achievement of regulatory milestones, sales milestones, and/or royalties that we are eligible to earn pursuant to our collaboration agreements;
•the timing, shared costs, and level of investment in our and our collaboration partners’ activities related to sales, marketing, market access, manufacturing, and distribution for ORGOVYX, MYFEMBREE, and for any product candidates that may receive marketing approval in the future;
•the timing, shared costs, and level of investment in our and our collaboration partners’ research and development activities involving ORGOVYX, MYFEMBREE, and any product candidates;
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
•costs to hire additional commercial operations, sales and marketing, scientific, clinical, regulatory, quality, and other personnel to support our commercialization, sales and marketing, regulatory, and clinical development efforts;
•costs to implement or enhance operational, accounting, finance, quality, commercial, and management information systems;
•costs to service our debt obligations and associated interest payments; and
•costs to operate as a public company.

Until such time, if ever, as we can generate substantial net product revenue from sales of ORGOVYX, MYFEMBREE, or any product candidate, we expect to fund our operations through a combination of cash, cash equivalents, and marketable securities currently on hand and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement, subject to the consent of our board of directors, as well as potential payments we are eligible to receive from Pfizer and Richter pursuant to the terms of our agreements with them.
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(113,177)	$(61,984)
Net cash used in investing activities	$(74,391)	$(12,124)
Net cash provided by financing activities	$4,135	$82,190
Operating Activities
For the three months ended June 30, 2021, we used $113.2 million in operating activities primarily due to activities related to our preparation for potential regulatory approvals and commercialization of our product candidates and the expansion of our company, including our oncology and women’s health sales forces.
The primary drivers of the net cash used in operating activities during the three months ended June 30, 2021 were attributable to the following:
•net loss for the period of $61.7 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for information regarding the components of our net loss);
•an increase in milestone receivable from Pfizer of $100.0 million that was triggered upon the FDA approval of MYFEMBREE for the uterine fibroids indication;
•a decrease of $18.3 million in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 8(B) and 8(C) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q);
•a decrease of $8.7 million in accounts payable due to the timing of vendor invoice payments; and
•an increase in accounts receivable of $7.0 million as a result of an increase in net product revenues.
These items were partially offset by:
•a net increase in deferred revenue of $70.5 million (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q);
•non-cash share-based compensation of $11.3 million; and
•an increase of $9.1 million in amounts due to Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q).
For the three months ended June 30, 2020, we used $62.0 million in operating activities primarily due to our ongoing development and clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of our product candidates, and the expansion of our company.
The primarily drivers of the net cash used in operating activities during the three months ended June 30, 2020 were attributable to the following:
•net loss for the period of $32.9 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for information regarding the components of our net loss);

•a net decrease of $23.3 million in deferred revenue consisting of the recognition of $33.3 million of previously deferred revenue, partially offset by an increase in deferred revenue of $10.0 million related to a regulatory milestone payment we received from Richter in April 2020 (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q);
•a decrease of $9.9 million in accounts payable due to the timing of vendor invoice payments; and
•a non-cash foreign currency transaction gain of $3.6 million related to the Sumitomo Dainippon Pharma debt outstanding.
These amounts were partially offset by $7.8 million of non-cash share-based compensation and $0.6 million of total depreciation and amortization expense.
Investing Activities
For the three months ended June 30, 2021, we used $74.4 million in investing activities, which was for the purchase of marketable securities, net of maturities.
For the three months ended June 30, 2020, we used $12.1 million in investing activities, of which $12.0 million was for the purchase of marketable securities, net of maturities, and $0.2 million was for the purchase of property and equipment.
Financing Activities
For the three months ended June 30, 2021, $4.1 million was provided by financing activities, which was from proceeds from the exercise of stock options under our 2016 Equity Incentive Plan.
For the three months ended June 30, 2020, $82.2 million was provided by financing activities. This was due to proceeds of $80.0 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement and proceeds of $2.2 million from the exercise of stock options under our 2016 Equity Incentive Plan.
Contractual Obligations
During the three months ended June 30, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingencies as of the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are inherently uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
Our critical accounting policies are more fully described in “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 11, 2021. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information regarding the impact of recently adopted accounting pronouncements and the expected impact of recently issued accounting pronouncements not yet adopted on our consolidated financial statements, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, as a “smaller reporting company,” we are not required to provide the information otherwise required by this item in this Quarterly Report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. In the fourth quarter of our fiscal year ended March 31, 2021 and in the three months ended June 30, 2021, we began to generate net product revenue from sales of ORGOVYX and MYFEMBREE, respectively. Commensurate with the evolution of our business operations, we have implemented and continue to optimize new procedures and controls pertaining to the order to cash, including net revenue and inventory accounting processes. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Commercialization of Our Drug Products.
Our success depends in part on the successful commercialization of our drug products. To the extent our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.
We received approval for ORGOVYX (relugolix 120 mg) in December 2020 from the FDA for the treatment of adult patients with advanced prostate cancer, and received approval for MYFEMBREE (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in May 2021 for the management of heavy menstrual bleeding associated with uterine fibroids. We have started commercialization and continue to invest a significant portion of our efforts and financial resources in the commercialization of these drug products in the U.S. The ability for us and/or our collaboration partner, Pfizer, to generate net product revenues from our drug products will depend upon the size of the markets, the number of competitors in such markets and numerous other factors, including:
•successfully establishing and maintaining effective sales, marketing, and distribution systems in jurisdictions in which our drug products are approved for sale;
•successfully establishing and maintaining commercial third-party manufacturers and having adequate commercial quantities of our drug products manufactured at acceptable cost and quality levels, including maintaining current good manufacturing practice (“cGMP”) and quality systems regulation standards required by various regulatory agencies;
•broad acceptance of our drug products by physicians, patients and the healthcare community;
•the acceptance of pricing and placement of our drug products on payers’ formularies and the associated tiers;
•effectively competing with other approved or used medicines and future compounds in development;
•continued demonstration of safety and efficacy of our drug products in comparison to competing products, including through differentiated approved product labeling; and
•obtaining, maintaining, enforcing, and defending intellectual property rights and claims.
If we and/or Pfizer do not achieve one or more of these factors in a timely manner or at all, we and/or Pfizer could experience significant delays or an inability to successfully commercialize any of our drug products, which would materially harm our business.
Our drug products may fail to achieve the degree of market acceptance by physicians, patients, third-party payers or others in the medical community necessary for commercial success, which would negatively impact our business.
Our drug products may fail to gain sufficient market acceptance by physicians, patients, third-party payers, or others in the medical community. If any of our drug products do not achieve an adequate level of acceptance, we may not generate significant net product revenue or become profitable. The degree of market acceptance of our drug products is dependent on a number of factors, including but not limited to:
•the efficacy and potential advantages compared to alternative treatments, including the convenience and ease or duration of administration;
•the prevalence and severity of any side effects;
•the acceptability of the price of our drug products relative to other treatments;
•the content of the approved product labels and our ability to make compelling product claims;

•the effectiveness and adequacy of our and our collaboration partner’s sales and marketing efforts;
•the patient out-of-pocket costs in relation to alternative treatments;
•the willingness of the potential patient population to try new therapies and of physicians to prescribe these therapies;
•the breadth and cost of distribution support;
•the effectiveness of our patient assistance and support programs;
•the availability of third-party payer coverage and adequate reimbursement;
•whether diagnosis and treatment rates change in advanced prostate cancer and heavy menstrual bleeding associated with uterine fibroids or other indications for which the drug products were approved; and
•any restrictions on the use of our drug products together with other medications.
The degree of market acceptance of ORGOVYX will also depend on the acceptance and degree of adoption by institutional treatment pathways and institutional, local, and national clinical guidelines such as the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology, or the NCCN Guidelines, the American Urological Association (“AUA”) guidelines, American Society of Clinical Oncology (“ASCO”) Clinical Practice Guidelines, or other country-specific guidelines. This could also be the case for MYFEMBREE in terms of inclusion in practice guidelines such as those from the American College of Gynecology (“ACOG”), American Society for Reproductive Medicine (“ASRM”), American Association of Gynecologic Laparoscopists (“AAGL”), or other country-specific guidelines. In the U.S., healthcare providers may refer to these guidelines related to patient treatment decisions. To the extent that our current or any future approved products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize our current or any future approved products.
If we and our collaboration partners are unable to effectively market and sell our drug products, the commercialization of our drug products will not be successful and our business will be harmed.
To market our drug products successfully, we must continue to develop and maintain our capabilities in sales, market access, marketing, distribution, and other commercial functions, either on our own or with our third-party collaboration partners. We have made arrangements regarding some of these functions in certain markets with third-party collaboration partners. For example, on August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). If Sunovion or Pfizer, or any other collaboration partners we may engage in the future, fail to perform or satisfy its obligations under their respective agreements with us or terminate their relationship with us, the sales, market access, marketing and/or distribution of our drug products would be delayed or may not occur. In addition to the third-party collaboration arrangements described above, we continue to develop and maintain our own sales, market access, marketing, distribution and other commercial capabilities. There are significant expenses and risks involved with maintaining our own sales, market access, marketing, distribution, and other commercial capabilities, including: (i) our ability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our ability to attain access to adequate numbers of physicians to prescribe any approved drugs; (iii) our ability to negotiate coverage and reimbursement for our products with payers at reasonable rebate or discount levels; (iv) our ability to negotiate competitive provider contracts to ensure access in in-office dispensing pharmacies; and (v) unforeseen costs and expenses associated with establishing and maintaining our own sales, market access, marketing, distribution, and other commercial capabilities. The COVID-19 pandemic may negatively impact our and our collaboration partners’ ability to maintain commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and, if significant delays result, to commercialize our drug products.
ORGOVYX and MYFEMBREE are both newly approved and marketed drugs in the U.S. ORGOVYX is the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for adult patients with advanced prostate cancer. MYFEMBREE is the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids in premenopausal women. Therefore, we and our collaboration partner, Pfizer, have only recently begun to promote these drug products in the U.S. In addition, we have only recently established our distribution and reimbursement capabilities in the U.S. together with Sunovion, all of which are necessary to successfully commercialize these drug products.

As a result, we and/or our collaboration partners will be required to expend significant time and resources to market, sell, and distribute these drug products to physicians and the medical community in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities, that we or our collaboration partners have developed will be successful. Specifically, for distribution of these drug products, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If we or our collaboration partners are unable to perform effectively, our ability to realize the return on our investment in developing these drug products will suffer.
Failure to successfully obtain coverage and reimbursement for ORGOVYX and MYFEMBREE in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
Our and Pfizer’s ability to commercialize ORGOVYX and MYFEMBREE successfully in the U.S. will depend in part on the extent to which coverage and reimbursement for ORGOVYX and MYFEMBREE will be available from third-party payers, including government health administration authorities, Medicare Part D plan sponsors and private health insurers, such as pharmacy benefit managers, health plans, and self-insured organizations. In the U.S., no uniform policy for coverage for products exists among third-party payers. Third-party payers decide which drugs they will pay for, what steps prescribers must take to obtain authorization for patients to fill their prescriptions, and how much patients must pay out of their own pocket. Payer decisions regarding the extent of coverage to be provided for any of our product candidates that obtain marketing approval will be made on a plan-by-plan basis. Additionally, a third-party payer’s decision to provide coverage for a drug does not imply that an affordable out-of-pocket cost for patients will be established. Each third-party payer determines whether or not it will provide coverage for a drug, what amount it will reimburse for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy or prior authorizations. The position of a drug on a formulary generally determines out-of-pocket costs that a patient will pay to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Coverage from both governmental healthcare programs, such as Medicare Part D and Medicaid, and coverage by private commercial payers are critical to ORGOVYX’s and MYFEMBREE’s commercial success. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system that may impact drug coverage, reimbursement for drugs, and patient out-of-pocket costs in the U.S. and in some foreign jurisdictions that could affect our ability to successfully commercialize ORGOVYX and MYFEMBREE. These legislative and regulatory changes may negatively impact the coverage, reimbursement, and patient out-of-pocket costs for ORGOVYX, MYFEMBREE and any future drugs, if approved.
We face substantial competition in the commercialization of ORGOVYX and MYFEMBREE, and our operating results will suffer if we fail to compete effectively.
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to ORGOVYX and MYFEMBREE. For example, although ORGOVYX is the first and only oral GnRH receptor antagonist for adult patients with advanced prostate cancer approved by the FDA in the U.S., we may face competition from various drugs approved for the treatment of prostate cancer, such as Lupron Depot® (AbbVie Inc.), Eligard® (Tolmar Pharmaceuticals) and Firmagon® (Ferring Pharmaceuticals). In addition, although MYFEMBREE is the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids in premenopausal women approved by the FDA in the U.S., with a treatment duration of up to 24 months, we expect to face competition from ORIAHNN™, an oral GnRH receptor antagonist combination therapy (one capsule (elagolix 300 mg, estradiol 1 mg, norethindrone acetate 0.5 mg) in the morning and one capsule (elagolix 300 mg) in the evening), which was approved by the FDA and launched by AbbVie in June 2020 for the management of heavy menstrual bleeding associated with uterine leiomyomas (fibroids) in premenopausal women.
Many of our current and potential future competitors may have significantly more resources that they can deploy to commercialize drugs and may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than our drug products or any product candidate that we may obtain approval or develop. Our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations. The availability and pricing of our competitors’ products could limit the demand and the price we are able to charge for our drug products or our product candidate that we may obtain approval or develop. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors.

The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.
If manufacturers obtain approval for generic versions of ORGOVYX, MYFEMBREE, or of products with which they compete, our business may suffer.
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
The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner’s patents. If this were to occur with respect to ORGOVYX, MYFEMBREE, or products with which they compete, our business would be materially harmed.
If patient safety issues were to arise for any of our drug products, our future sales of our drug products may be reduced, adversely affecting our results of operations.
The data supporting the marketing approvals in the U.S. for ORGOVYX and MYFEMBREE and forming the basis for our product labels for ORGOVYX and MYFEMBREE were obtained in controlled clinical studies of limited duration. As ORGOVYX and MYFEMBREE are used over a longer period of time by patients, including those taking other medicines, we may continue to identify new issues such as safety concerns, resistance or drug interactions of these drug products, which may require us to provide additional warnings or contraindications on our product labels or narrow the approved indications, each of which could reduce the market acceptance of our drug products.
Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through websites and other means, e.g., periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially negatively impact sales of our drug products. Further, if serious safety, resistance or drug interaction issues arise with any of our drug products, sales could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected. In addition, problems with other drugs marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as any of our drug products could adversely affect commercialization of our drug products.
If a safety issue emerges post-approval, we may become subject to costly product liability litigation by our customers, patients or payers. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by our insurance. If we cannot successfully defend ourselves against claims that our drug products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for our drug products;
•the inability to commercialize our drug products;
•injury to our reputation and significant negative media attention;
•withdrawal of patients from clinical studies or cancellation of clinical studies of our product candidates;
•significant costs to defend the related litigation;

•substantial monetary awards to patients; and
•loss of net product revenue.
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
If we or our collaboration partner, Pfizer, are found to have improperly promoted unapproved uses of our drug products, we may be subject to restrictions on the sale or marketing of our drug products and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies, including regulatory authorities outside the U.S., strictly regulate the marketing and promotional claims that are made about drug products, such as ORGOVYX and MYFEMBREE. In particular, promotion for a product must be consistent with its labeling approved by the FDA or by regulatory agencies in other countries. For example, in the case of ORGOVYX and MYFEMBREE, physicians may prescribe ORGOVYX or MYFEMBREE for indications or uses that are inconsistent with the approved label while we and our collaboration partner, Pfizer, may not market or promote such off-label uses. If we or our collaboration partner, Pfizer, are found to have promoted such unapproved uses, we may, among other consequences, receive untitled or warning letters and become subject to significant liability, which would materially harm our business. Furthermore, the use of our products for indications other than those approved by the FDA or regulatory authorities outside the U.S. may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Both the U.S. federal government and foreign regulatory authorities have levied significant civil and criminal fines against companies and individuals for alleged improper promotion and have entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged.
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

Our drug products are complex to manufacture, and manufacturing disruptions may occur that could cause us to experience disruptions in the supply of our drug products.
Our drug products are complex to manufacture. Notwithstanding the fact that our third-party manufacturers have validated our processes, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to our drug products or any future products, our business, financial results, or common share price could be adversely affected. Also, see the Risk Factor titled, “We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in delay in our ability to develop and commercialize our products.”
Risks Related to Commercialization of our Drug Products Outside the U.S. and for Product Candidates
Our success relies on the successful commercialization of drug products outside the U.S. or the development or commercialization of our product candidates. If we are successful in obtaining regulatory approval for the drug products in jurisdictions outside the U.S. or for the product candidates, we will be subject to the same or similar commercialization risks as described above for our approved drug products.
On July 16, 2021, the European Commission approved our marketing authorization application for RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. We expect that our collaboration partner, Gedeon Richter Plc. (“Richter”), will begin commercializing RYEQO in Europe during the second half of calendar year 2021. In addition, in July 2021, we submitted a supplemental New Drug Application to the FDA for MYFEMBREE for the management of moderate to severe pain associated with endometriosis. We also expect to seek other regulatory approvals for our drug products in jurisdictions outside the U.S. or for our product candidates in the U.S. When our collaboration partner, Richter, commercializes RYEQO in Europe or if we receive regulatory approval for any of those drug products in other jurisdictions or for our product candidates in the U.S., we will be subject to the same or similar risks we currently face with the commercialization of ORGOVYX and MYFEMBREE, as described under “Risks Related to Commercialization of Our Drug Products” above.
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
In the U.S., we began to commercialize ORGOVYX for the treatment of adult patients with advanced prostate cancer in January 2021 and MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids in June 2021. We also seek to advance additional product candidates through research and clinical development to regulatory approval and commercialization. These activities will require substantial financial resources.
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $569.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.
We expect our operating expenses, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to increase and our future capital requirements are expected to be significant. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the price, level of demand and net product revenues generated from commercial sales of our drug products, and for any product candidates that may receive marketing approval in the future;

•the achievement of regulatory milestones, sales milestones, and/or royalties that we are eligible to earn pursuant to our collaboration agreements;
•the timing, shared costs, and level of investment in our and our collaboration partners’ activities related to sales, marketing, market access, manufacturing, and distribution for our drug products and for any product candidates that may receive marketing approval;
•the timing, shared costs, and level of investment in our and our collaboration partners’ research and development activities involving ORGOVYX, MYFEMBREE, and any product candidates;
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
•the cost of raw materials and manufacture of our drug products, including packaging;
•the costs to hire additional commercial operations, sales and marketing, scientific, clinical, regulatory, quality, and other personnel to support our commercialization, sales and marketing, regulatory, and clinical development efforts; and
•the costs to implement or enhance operational, accounting, finance, quality, commercial, and management information systems.
Under the terms of the Sumitomo Dainippon Pharma Loan Agreement, we may not raise additional capital without obtaining the consent of Sumitomo Dainippon Pharma. If we do not have sufficient funds to complete the development of, seek regulatory approvals for our product candidates and commercialize our drug products and, if approved, our product candidates, we may be required to delay, limit, reduce, or terminate our drug development programs, commercialization efforts, and/or limit or cease our operations if we are unable to obtain additional capital to support our current operating plan. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development and commercialization efforts.
We are required to meet certain terms and conditions to draw down funds under the Sumitomo Dainippon Pharma Loan Agreement. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Dainippon Pharma Loan Agreement. Further, we may be obligated to repay the loans prior to their scheduled maturity date under certain circumstances.
On December 27, 2019, we, one of our subsidiaries and Sumitomo Dainippon Pharma entered into the Sumitomo Dainippon Pharma Loan Agreement, pursuant to which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of June 30, 2021, approximately $41.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. We may draw down additional funds under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. The maturity date of the loans under the Sumitomo Dainippon Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the agreement. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Dainippon Pharma Loan Agreement.
We may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate may fail to gain regulatory approval or fail to become commercially viable. Since inception, we have incurred significant operating losses and negative operating cash flows. We expect to continue to incur significant operating expenses as we continue commercialization of ORGOVYX and MYFEMBREE in the U.S., continue to develop our product candidates and prepare for potential regulatory approval and commercialization of our drug products in the U.S. and other jurisdictions. The timing and magnitude of our net income (loss) will depend on the commercial success of our drug products, as well as the timing and commercial success of any product launches, as well as other potential business and operational activities. Likewise, any potential future milestone or royalty payments that we are eligible to earn under the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement will depend on the regulatory and commercial success of our drug products and product candidates, if approved. As a result, we may never achieve or maintain profitability.
Risks Related to Our Business Operations
The terms of the Sumitomo Dainippon Pharma Loan Agreement place restrictions on our operating and financial flexibility.
Our obligations under the Sumitomo Dainippon Pharma Loan Agreement are senior unsecured obligations that are guaranteed on a full and unconditional basis by all our subsidiaries.
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
In June 2020, Takeda received a warning letter from the FDA which indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following its routine inspection of aseptic finished pharmaceuticals manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (“Hikari Facility”). We initially listed both Takeda and Excella as contract manufacturing organizations (“CMOs”) in our regulatory filings for the manufacture of relugolix drug substance. We are now procuring the commercial relugolix drug substance for U.S. ORGOVYX and MYFEMBREE solely from Excella. We have removed the Hikari Facility as a manufacturing site from our NDA submissions and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for ORGOVYX, MYFEMBREE and our other potential launches, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation delays, or other reasons, our development plans and commercialization of ORGOVYX, MYFEMBREE and any of our product candidates could be significantly delayed or otherwise adversely affected.
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
•delay or inability to manufacture our drug products;
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
•reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our drug products or product candidates (if approved) in a timely fashion, in sufficient quantities or under acceptable terms;
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
The COVID-19 pandemic may materially and adversely affect our business and financial condition. For example, the majority of our employees continue to work from home as a result of the COVID-19 pandemic. Employees may be less efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. In addition, we rely on third parties in the U.S. and in various parts of the world to assist in the conduct of our clinical studies and to supply us with sufficient drug supplies. Our ability to ensure continuous clinical drug supply to patients and our ability to ensure continuous patient follow up and data monitoring for our ongoing clinical studies may be adversely impacted. Likewise, while we currently expect that the drug supply we have on hand or expect to procure will be sufficient to support our ongoing clinical studies, our commercial launches for our approved drug products, including ORGOVYX, MYFEMBREE and RYEQO, our supply chain for raw materials, drug substance and drug product is worldwide, and the duration of the COVID-19 pandemic and its impact on the ability of our suppliers to operate could negatively impact our manufacturing supply chain for our approved drug products and for our product candidates that may receive regulatory approval, or for clinical study materials. If disruptions to our supply chain persist for an extended period of time, our clinical study timelines, our financial condition and our results of operations may be negatively impacted. New and potentially more virulent variants of the coronavirus have been recently identified, such as the delta variant, which may further impact the effects that the COVID-19 pandemic may have on us.
The COVID-19 pandemic has presented challenges for our medical affairs team to present scientific data and for our regional medical advisors to engage potential prescribers in scientific exchange. Multiple medical conferences have been canceled, postponed or moved to virtual formats, resulting in fewer opportunities to present our scientific data and our medical affairs team members have only begun to make in-person presentations to the medical community. Communications to the medical community virtually in many instances may make it less effective to educate and engage in scientific exchange.
In addition, the COVID-19 pandemic may impact the FDA’s review process and timing of potential approval of our product candidates. Regulatory agency pre-approval inspections are now limited, and it is not clear if virtual inspections will be required and acceptable.
The COVID-19 pandemic may negatively impact our ability to rapidly and effectively educate potential prescribers and payers and, successfully commercialize our approved drug products and our product candidates, if approved. We launched

ORGOVYX in the U.S. in January 2021, MYFEMBREE in the U.S. in June 2021 and we and our collaboration partners may launch other approved products in the COVID-19 environment, including Richter’s launch of RYEQO in Europe during the second half of calendar year 2021. In response to the COVID-19 pandemic, health professionals may reduce staffing and reduce or postpone appointments with patients, or patients may cancel or miss appointments, resulting in fewer prescriptions. In addition, some physician’s offices continue to have limited on-site access for pharmaceutical representatives to reduce exposure risk for their patients or staff. Conducting these interactions virtually could reduce the number of medical professionals we are able to present to, and these virtual meetings may not be as impactful as in-person meetings. Reduced access to healthcare providers as a result of social distancing protocols may impact or require adjustment to our planned commercialization activities, including the way our field teams engage with healthcare providers and facilities. Travel restrictions may make it more difficult for us and our collaboration partners, such as Sunovion, Pfizer, and Richter, to maximize the effectiveness of third-party market access, marketing, sales and distribution capabilities.
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
As vaccination rates against COVID-19 increase, we plan to ease restrictions to our facilities and allow our employees to return to work on-site during the third quarter of calendar year 2021. The safety protocols we implement as our employees return to work on-site may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. The magnitude of the adverse effect on our business operations will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
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
•possible failure by us or our distributors to obtain and maintain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;
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
Our computer systems, as well as those of our contract research organizations (“CROs”), CMOs, third-party logistics providers, third-party collaboration partners, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures. We rely on our third-party providers to implement effective security and data recovery measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of the commercialization of our drug products and our drug development programs. For example, the loss of commercialization information, nonclinical or clinical study data from completed, ongoing or planned clinical studies could result in delays in our commercialization, regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data, access or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, suffer reputational damage, and the further development of any current or future product candidate could be delayed.
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
During our fiscal year 2019, we began the implementation of a company-wide ERP system pertaining to certain business, operational, and finance processes. We have continued to optimize and expand this ERP system and have implemented and continue to optimize other systems as a part of our ongoing technology and process improvement initiatives. ERP and other information technology system implementations are complex, expensive and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations.
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
Any product candidate will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of our product candidates, or any other potential future product candidates, which may delay or prevent the approval of an NDA or similar application. For example, on May 18, 2021, the FDA informed us by teleconference that it placed a partial clinical hold on the Phase 3 SERENE study (MVT-601-050) evaluating relugolix combination tablet for the prevention of pregnancy pending amendment of the study protocol. We cannot predict when the FDA may lift the clinical hold on the SERENE study, nor what requirements the FDA may impose on how the clinical study is conducted. The clinical study process is also very time-consuming. The commencement and completion of clinical studies may be delayed or prevented by several factors, including:
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
•our determination that the cost of completing the clinical trial and obtaining regulatory approval does not warrant the expense and investment of time by management and our other personnel;
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
Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We, the FDA or an institutional review board or other regulatory authority may suspend our clinical studies at any time if it appears that we or our collaborators are failing to conduct a clinical study in accordance with regulatory requirements, including, the FDA’s current Good Clinical Practices (“cGCP”) or cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug application or other submissions or the manner in which the clinical studies are conducted. In addition, product candidates in later stages of clinical development may fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Results from clinical studies may require further evaluation, delaying the next stage of clinical development or submission of an NDA or other similar application for regulatory approval. Further, we may determine to terminate a clinical trial if we determine that the cost and time of management and our other personnel does not warrant further investment in the clinical trial. Therefore, we cannot predict with any certainty the timing for commencement or completion of current or future clinical studies. If we experience delays in the commencement or completion of our clinical studies, or if we terminate a clinical study prior to completion, the commercial prospects of any product candidates could be harmed, and our ability to generate net product revenue from any product candidates may be delayed. In addition, any delays in our clinical studies could increase our costs, cause a decline in our common share price, slow down the regulatory approval process, and jeopardize our ability to commence product sales and generate net product revenue. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.
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
A future failure of a clinical study to meet its primary endpoints would likely cause us to abandon a product candidate and may delay development of a product candidate. Any delay in, or termination of, our clinical studies will delay the submission of our NDAs to the FDA or other similar applications to other foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate net product revenue.
Reported data or other clinical development announcements by Takeda, its partners or sublicensees, or by our collaboration partners, including Pfizer and Richter may adversely affect our commercialization of our drug products and our clinical development plans.
Takeda, its partners and sublicensees and our collaboration partners, Pfizer and Richter, may be involved in the further clinical development of relugolix. Favorable announcements by Takeda, Pfizer or Richter do not guarantee that the results of our clinical studies will also be favorable as the designs of our clinical studies may differ from those of Takeda, Pfizer or Richter. Further, if clinical study or post-marketing adverse events regarding relugolix are reported, or subsequent announcements by our partners regarding relugolix are unfavorable, it could negatively impact our commercialization of drug products, and our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. For example, Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® Tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of FDA’s (or other regulatory authority) evaluation. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals for our product candidates, our ability to generate net product revenue will be materially impaired.
We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We and our collaboration partners are not permitted to market our product candidates in the U.S. until we receive approval of NDAs or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries. Obtaining approval of an NDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates. The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Obtaining approval of an NDA from the FDA or a regulatory approval from a regulatory authority outside the U.S. is an expensive process. The submission of NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. We may incur additional costs in the future for our anticipated regulatory submissions, including the fees associated with NDA and foreign equivalent submissions.
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
We rely on third-party CROs and consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approvals or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate net product revenue. Despite efforts at compliance, from time to time, we or our partners may receive notices of manufacturing, quality-related, or other observations following inspections by regulatory authorities, as well as official agency correspondence regarding compliance. For example, in June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic finished pharmaceuticals (drug product) manufacturing at the Hikari Facility. The Hikari Facility is one of two CMOs included in our initial regulatory filings for the manufacture of relugolix drug substance (“API”). The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished pharmaceuticals. Although API manufacturing was not included in the scope of the FDA’s inspection that led to the warning letter, the Hikari Facility is classified under one FDA Establishment Identifier and the facility has a common quality system. We are now procuring the commercial relugolix drug substance for U.S. ORGOVYX and MYFEMBREE solely from Excella, pursuant to the Commercial Manufacturing and Supply Agreement we have with Excella. Due to the warning letter, we have removed the Hikari Facility as a manufacturing site from our NDA submissions and may remove it from other regulatory filings if required until Takeda corrects the violations noted in the warning letter to the satisfaction of the regulatory authorities. We cannot predict if or when Takeda will correct the violations and deviations to the satisfaction of the FDA or any other regulatory agency or whether the regulatory agencies will be satisfied with Takeda’s responses. The COVID-19 pandemic may also cause delays in the remediation and re-inspection process. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for our commercialization, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation, or other reasons, our development plans and commercialization of our product candidates could be significantly delayed or otherwise adversely affected.
Even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.
To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. We are reliant, in part, upon the regulatory expertise of Richter to gain approval for certain drug products in the licensed territories and are completely reliant on Richter to generate net product revenue in the licensed territories to Richter. For example, we obtained approval of RYEQO in Europe in July 2021 and will rely on Richter to successfully commercialize it in Europe. If we or Richter fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Adverse events associated with our product candidates could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval.
Adverse events associated with our product candidates, including relugolix combination tablet for endometriosis or MVT-602 could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical studies for our product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.

We are required to monitor the safety and efficacy of ORGOVYX and MYFEMBREE and any other products candidates that are approved by the FDA or other regulatory authorities. We will be subject to ongoing regulatory requirements to submit safety and other post-marketing information and reports, including adverse event reporting. If post-marketing adverse events related to ORGOVYX and MYFEMBREE are reported, it could negatively impact our commercialization plans for these products and could negatively impact the clinical development of our product candidates.
If any of our approved drug products causes, or any of our product candidates is approved and then causes, serious or unexpected side effects, a number of potentially significant negative consequences could result, including:
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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing ORGOVYX, MYFEMBREE, and any of our product candidates, if approved.
Even though we have obtained regulatory approval for ORGOVYX and MYFEMBREE in the U.S. and RYEQO in Europe, or even if we obtain regulatory approval for any of our product candidates, we face or will still face extensive regulatory requirements and our products may face future development risks and regulatory difficulties.
Our drug products and any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, are and will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping, and cGCP requirements for any clinical studies that we conduct post-approval.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including those discussed in the Risk Factor titled, “Adverse events associated with our product candidates could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval.”
Our current and future relationships with investigators, healthcare professionals, consultants, third-party payers, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers, patient support service providers, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others, the federal Anti-Kickback Statute, the federal false claims laws, HIPAA, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, the federal Physician Payments Sunshine Act and analogous state fraud and abuse, data privacy, and transparency laws.
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
Changes in legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize our drug products or product candidates and affect the prices we may obtain.
In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug products in other jurisdictions or product candidates in the U.S. and other jurisdictions, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval.
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
Risks Related to Our Dependence on Third Parties
We are dependent upon our relationships with collaboration partners to further develop, fund, manufacture and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration partner terminates its collaboration agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration partner to perform its duties under its collaboration agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.
On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the Co-Promotion Territory. In addition to the Pfizer Collaboration and License Agreement, we have entered into collaboration arrangements with other collaboration partners. On August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX for prostate cancer, MYFEMBREE for uterine fibroids, and relugolix combination tablet for endometriosis, if approved. On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which, among other things, Richter will be responsible for all commercialization activities for RYEQO for the treatment of women with uterine fibroids and relugolix combination tablet for endometriosis (if approved) in certain territories outside of the U.S.
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
•adverse decisions by a collaboration partner regarding the amount and timing of resource expenditures for the commercialization, distribution and sale of our drug products
•failure by a collaboration partner to perform its duties under its collaboration agreement with us (e.g., its failure to comply with regulatory requirements which may disrupt its performance of its obligations under the collaboration agreement with us);
•failure by a collaboration partner to timely deliver accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC;
•decisions by a collaboration partner to prioritize other of its current or future products more highly than our drug products or our product candidates when it performs its duties;
•possible disagreements with a collaboration partner as to the timing, nature and extent of our development plans or distribution and sales and marketing plans; and
•the financial returns to us, if any, under our collaboration agreements with Pfizer and Richter, depend in large part on the achievement of milestones and generation of product sales, and if Pfizer or Richter fail to perform or satisfy their obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.
Due to these factors and other possible disagreements with our collaboration partners, we may be delayed or prevented from further developing, manufacturing or commercializing our drug products or our product candidates or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If any collaboration partner were to terminate our collaborative relationship with it unilaterally, we would need to undertake development, commercialization or distribution or sale activities for our drug products and product candidates solely at our own expense and/or seek one or more other partners for some or all of these activities in the U.S. or worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for our drug products and our product candidates and could prevent us from effectively commercializing our drug products and our product candidates. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our relationships with our current collaboration partners.
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
The patent applications that we own or have in-licensed may fail to result in issued patents with claims that protect relugolix, MVT-602 or any future product candidate in the U.S. or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover relugolix, MVT-602 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.
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
Third party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development of our product candidates and commercialization of our drug products and any future product candidate.
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
Because we expect to rely on third parties to manufacture our drug products and other clinical study materials, and any future product candidates, and we expect to collaborate with third parties on the development of relugolix, MVT-602, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint R&D programs that may require us to share trade secrets under the terms of our R&D partnerships, market access, distribution or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Dainippon Pharma, and their affiliates, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to a loan agreement with Sumitomo Dainippon Pharma that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. In addition, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Dainippon Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Dainippon Pharma, such as the ability of Sumitomo Dainippon Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and provide Sumitomo Dainippon Pharma with certain information and give them access to certain of our records. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Dainippon Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of our product candidates. We may enter into additional agreements with Sumitovant or Sumitomo Dainippon Pharma or their affiliates in the future. Sumitovant and Sumitomo Dainippon Pharma and its affiliates may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Dainippon Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee composed of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant, Sumitomo Dainippon Pharma and Sunovion may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares. Further, we are a party to a Market Access Services Agreement with

Sunovion, a subsidiary of Sumitomo Dainippon Pharma, pursuant to which Sunovion has agreed to provide certain market access services to us with respect to the distribution and sale of certain of our drug products.
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
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda, and other jurisdictions, as well as being affected by certain changes resulting from the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting as well as their other initiatives. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
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
We expect to hire additional employees. The market for talent in our industry is very competitive. Many of the other pharmaceutical companies we compete against for qualified personnel have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we have to offer. It is particularly difficult to recruit and hire new employees during the COVID-19 pandemic as conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity.
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
We expect to continue to expand our organization and hire additional employees. Our management is expected to have increasing responsibilities to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors which may divert a disproportionate amount of its time and attention away from our day-to-day activities. The expected growth may also divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow net product revenue could be adversely affected, and we may not be able to implement our business strategies. As a result, our future financial performance and our ability to complete clinical development, obtain regulatory approval, and commercialize our product candidates or any potential future product candidate may be adversely affected.
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
•inability to commercialize our products or any future products;
•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical studies;
•significant costs to defend related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•decreased demand for our products or any future products, if approved for commercial sale; and
•loss of net product revenue.
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
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to significant fluctuations in response to a variety of factors. Our quarterly and annual operating results may fluctuate significantly in the future. Any future net product revenue will depend on the successful commercialization and sales of our drug products and product candidates that receive marketing approval. Any future regulatory milestones, sales milestones and royalty payments we are eligible to earn from Pfizer under terms of the Pfizer Collaboration and License Agreement and from Richter under the terms of the Richter Development and Commercialization Agreement, or any potential future collaboration and license agreements, if any, will depend on the achievement of the underlying milestone event or level of sales activity. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:
•the price, level of demand, and net revenues for our products, which may vary significantly as they are launched and compete for position in the marketplace;
•the extent to which coverage and adequate reimbursement is available from government and private payers such as Medicare Part D, Medicaid, pharmacy benefit managers, health plans, self-insured organizations, insurance companies and other plan administrators with respect to our drug products and product candidates, if approved, and the competitive response from existing and potential future therapeutic approaches that compete with our approved products and our product candidates;
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
•regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to any of our products or current or future product candidates;
•adverse regulatory decisions or findings;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate product supply for any of our products or current or future product candidates, or the inability to do so at acceptable prices;
•inability to maintain a qualified sales force;

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
•additions or departures of our management, or other key personnel;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Fifth Amended and Restated Bye-Laws.	10-Q	001-37929	3.3	02/10/2020
10.1		Employment Agreement, effective as of April 5, 2021, by and between Lauren Merendino and Myovant Sciences, Inc.	10-K	001-37929	10.27	05/11/2021
10.2	†*	Letter Agreement, dated May 4, 2021, by and between Myovant Sciences GmbH and Pfizer Inc.
31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
† Filed herewith.
†† Furnished herewith.
* Portions of this exhibit have been omitted from this exhibit (indicated by asterisks) as such portions are both (a) not material and (b) is the type of information that the Registrant treats as private or confidential.
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
Frank Karbe (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: July 28, 2021