Form 10-Q
period 2021-09-30
Myovant Sciences Ltd.
filed 2021-10-26
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on October 22, 2021 was 93,309,055.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

In this Quarterly Report on Form 10-Q (“Quarterly Report”), “Myovant,” “the Company,” “we,” “us” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
This report may contain references to our proprietary intellectual property, including among others, trademarks for our products, ORGOVYX® and MYFEMBREE®.
These trademarks and trade names are the property of Myovant or the property of our wholly-owned subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report may appear without the ® or other symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names.
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
•We face substantial competition in the commercialization of our approved drug products, and our operating results will suffer if we fail to compete effectively.
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
•We may never achieve or maintain profitability.
Risks Related to Our Business Operations
•The terms of the Sumitomo Dainippon Pharma Loan Agreement place restrictions on our operating and financial flexibility.
•We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in a delay in our ability to develop and commercialize our products.

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
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals for our product candidates, our ability to generate net product revenue will be materially impaired.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$518,163	$674,493
Accounts receivable, net	14,402	3,570
Marketable securities	97,848	10,435
Inventories	6,141	2,611
Prepaid expenses and other current assets	18,112	13,536
Total current assets	654,666	704,645
Property and equipment, net	3,297	3,300
Operating lease right-of-use asset	8,835	9,655
Other assets	12,742	7,427
Total assets	$679,540	$725,027
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,642	$17,809
Accrued expenses and other current liabilities	46,334	44,612
Share-based compensation liabilities	5,769	21,636
Deferred revenue	100,564	100,564
Amounts due to Pfizer	19,957	1,954
Cost share advance from Pfizer	84,768	92,415
Operating lease liability	1,968	1,807
Amounts due to related parties	334	543
Total current liabilities	268,336	281,340
Deferred revenue, non-current	426,021	397,369
Cost share advance from Pfizer, non-current	—	29,447
Long-term operating lease liability	8,159	9,189
Long-term debt, less current maturities (related party)	358,700	358,700
Other liabilities	1,251	2,947
Total liabilities	1,062,467	1,078,992
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Common shares, $0.000017727 par value, 564,111,242 shares authorized, 93,077,789 and 91,000,869 issued and outstanding at September 30, 2021 and March 31, 2021, respectively	2	2
Additional paid-in capital	763,755	709,466
Accumulated other comprehensive loss	(17,285)	(17,285)
Accumulated deficit	(1,129,399)	(1,046,148)
Total shareholders’ deficit	(382,927)	(353,965)
Total liabilities and shareholders’ deficit	$679,540	$725,027
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$21,063	$—	$32,617	$—
Pfizer collaboration revenue	25,172	—	54,681	—
Richter license and milestone revenue	31,667	—	31,667	33,333
Total revenues	77,902	—	118,965	33,333
Operating costs and expenses:
Cost of product revenue	2,622	—	3,654	—
Collaboration expense to Pfizer	8,565	—	13,826	—
Research and development	26,280	40,521	57,160	84,707
Selling, general and administrative (1)	58,781	31,316	119,993	54,144
Total operating costs and expenses	96,248	71,837	194,633	138,851
Loss from operations	(18,346)	(71,837)	(75,668)	(105,518)
Interest expense (2)	3,494	2,115	6,999	4,299
Interest income	(100)	(38)	(178)	(146)
Foreign exchange gain	—	(6,718)	—	(10,287)
Loss before income taxes	(21,740)	(67,196)	(82,489)	(99,384)
Income tax (benefit) expense	(149)	(134)	762	538
Net loss	$(21,591)	$(67,062)	$(83,251)	$(99,922)
Net loss per common share — basic and diluted	$(0.23)	$(0.75)	$(0.90)	$(1.12)
Weighted average common shares outstanding — basic and diluted	92,355,150	89,744,142	92,019,987	89,523,389
(1) Includes $1,173 and $2,447 of related party expense (inclusive of third-party pass-through costs) for the three and six months ended September 30, 2021, respectively. Includes $1,291 and $1,405 of related party expense (inclusive of third-party pass-through costs) for the three and six months ended September 30, 2020, respectively (see Note 5).
(2) Includes $2,885 and $5,789 of interest expense under the Sumitomo Dainippon Pharma Loan Agreement for the three and six months ended September 30, 2021, respectively. Includes $2,115 and $4,299 of interest expense under the Sumitomo Dainippon Pharma Loan Agreement for the three and six months ended September 30, 2020, respectively (see Note 5).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(21,591)	$(67,062)	$(83,251)	$(99,922)
Other comprehensive loss:
Foreign currency translation adjustment	—	(6,419)	—	(9,894)
Total other comprehensive loss	—	(6,419)	—	(9,894)
Comprehensive loss	$(21,591)	$(73,481)	$(83,251)	$(109,816)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2021	91,000,869	$2	$709,466	$(17,285)	$(1,046,148)	$(353,965)
Share-based compensation	—	—	11,262	—	—	11,262
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	1,862	—	—	1,862
Share-based compensation reclassified to current liabilities	—	—	(1,377)	—	—	(1,377)
Issuance of shares upon exercise of stock options and release of restricted stock units	941,774	—	4,252	—	—	4,252
Net loss	—	—	—	—	(61,660)	(61,660)
Balance at June 30, 2021	91,942,643	2	725,465	(17,285)	(1,107,808)	(399,626)
Share-based compensation	—	—	11,863	—	—	11,863
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	16,297	—	—	16,297
Share-based compensation reclassified to current liabilities	—	—	(915)	—	—	(915)
Issuance of shares upon exercise of stock options and release of restricted stock units and performance share units	1,135,146	—	11,045	—	—	11,045
Net loss	—	—	—	—	(21,591)	(21,591)
Balance at September 30, 2021	93,077,789	$2	$763,755	$(17,285)	$(1,129,399)	$(382,927)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2020	89,833,998	$2	$684,381	$(1,646)	$(791,014)	$(108,277)
Share-based compensation	—	—	7,812	—	—	7,812
Issuance of shares upon exercise of stock options and release of restricted stock units	303,014	—	2,190	—	—	2,190
Foreign currency translation adjustment	—	—	—	(3,475)	—	(3,475)
Net loss	—	—	—	—	(32,860)	(32,860)
Balance at June 30, 2020	90,137,012	2	694,383	(5,121)	(823,874)	(134,610)
Share-based compensation	—	—	6,924	—	—	6,924
Issuance of shares upon exercise of stock options and release of restricted stock units and performance share units	443,991	—	1,388	—	—	1,388
Foreign currency translation adjustment	—	—	—	(6,419)	—	(6,419)
Net loss	—	—	—	—	(67,062)	(67,062)
Balance at September 30, 2020	90,581,003	$2	$702,695	$(11,540)	$(890,936)	$(199,779)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(83,251)	$(99,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	23,125	14,736
Depreciation and amortization (1)	1,536	1,146
Non-cash interest expense	1,210	—
Foreign currency transaction gain	—	(10,287)
Other	—	393
Changes in operating assets and liabilities:
Accounts receivable	(10,832)	—
Inventories	(3,530)	—
Prepaid expenses and other current assets	(4,414)	2,657
Other assets	1,798	(648)
Accounts payable	(9,519)	(8,326)
Interest payable (related party)	—	(15)
Accrued expenses and other current liabilities	1,722	11,081
Deferred revenue	28,652	(23,333)
Amounts due to Pfizer	18,003	—
Cost share advance from Pfizer	(38,304)	—
Operating lease liabilities	(869)	(728)
Amounts due to related parties	(209)	1,284
Other liabilities	(1,696)	1,386
Net cash used in operating activities	(76,578)	(110,576)
Cash flows from investing activities:
Purchases of marketable securities	(94,448)	(28,874)
Maturities of marketable securities	7,035	14,785
Purchases of property and equipment	(361)	(734)
Net cash used in investing activities	(87,774)	(14,823)
Cash flows from financing activities:
Proceeds from related party debt financing	—	140,000
Proceeds from stock option exercises	15,135	3,578
Net cash provided by financing activities	15,135	143,578
Net change in cash, cash equivalents and restricted cash	(149,217)	18,179
Cash, cash equivalents and restricted cash, beginning of period	677,480	78,018
Cash, cash equivalents and restricted cash, end of period	$528,263	$96,197
Non-cash financing activities:
Change in fair value of share-based awards recorded to additional paid-in capital	$2,292	$—
Equipment purchases included in accounts payable	$352	$—
Reclassification of share-based compensation liabilities to additional paid-in capital upon settlement of awards	$18,159	$—
Stock options exercised receivable, included in prepaid expenses and other current assets	$162	$—
(1) Includes amortization of operating lease right-of-use assets.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a biopharmaceutical company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, the Company has two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union and the United Kingdom, respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In September 2021, the FDA accepted the Company’s supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis, setting a target action date of May 6, 2022. MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. Relugolix (120 mg) is also under regulatory review in Europe for men with advanced prostate cancer. The Company is also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
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
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of September 30, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 50,041,181, or approximately 53.8%, of the Company’s outstanding common shares.
Basis of Presentation and Principles of Consolidation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) reflect all adjustments necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2021 and March 31, 2021, and its condensed consolidated statements of operations, comprehensive loss, and shareholders’ deficit for the three and six months ended September 30, 2021 and 2020, and its condensed consolidated statements of cash flows for the six months ended September 30, 2021 and 2020. The March 31, 2021 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2021.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from those estimates.

On an ongoing basis, management evaluates its estimates, including those related to valuation of inventories, impairment testing for long-lived-assets, variables used in calculating the fair value of the Company’s equity awards, expected achievement of performance-based vesting criteria for equity awards, variable consideration and other relevant inputs impacting the gross and net revenue recognition, contingent liabilities, recoverability of deferred tax assets, determination of lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, that are not readily apparent from other sources. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows.
Summary of Significant Accounting Policies
The accounting policies used by the Company in its presentation of interim financial results are consistent with those described in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 11, 2021. There have been no significant changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $616.0 million in cash, cash equivalents, and marketable securities. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report.
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
As of September 30, 2021, the Company had approximately $41.3 million of borrowing capacity available to it under the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A)). As of the date of issuance of this Quarterly Report, the Company is also eligible to earn up to $3.6 billion and $122.5 million of additional milestone payments from Pfizer and Richter pursuant to the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement, respectively, as well as potential royalty payments on net sales under the Richter Development and Commercialization Agreement. See Note 8 for additional information about the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement.
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period. Potential dilutive securities outstanding include stock options, restricted stock units, performance stock units, and warrants. During all periods presented, the Company incurred net losses. Accordingly, the effect of any common share equivalents would be anti-dilutive during those periods and are not included in the calculation of diluted weighted-average number of common shares outstanding.

As of September 30, 2021 and 2020 potentially dilutive securities were as follows:

	September 30,
	2021	2020
Stock options	7,747,596	8,484,057
Restricted stock awards (unvested)	—	564,111
Restricted stock units and performance stock units (unvested)	4,734,445	3,425,358
Warrants	73,710	73,710
Total	12,555,751	12,547,236
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
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022. As of September 30, 2021, the Company has not modified its contract that will be impacted by reference rate reform (Sumitomo Dainippon Pharma Loan Agreement). The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial statements and related disclosures when its contract impacted by reference rate reform is modified.
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

Note 2—Revenue Components
The following table provides information about the Company’s revenues for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net:
ORGOVYX	$18,663	$—	$29,142	$—
MYFEMBREE	629	—	1,704	—
Richter product supply and royalties	1,771	—	1,771	—
Total product revenue, net	21,063	—	32,617	—
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	—	41,948	—
Amortization of regulatory milestone	4,198	—	12,733	—
Total Pfizer collaboration revenue	25,172	—	54,681	—
Richter license and milestone revenue	31,667	—	31,667	33,333
Total revenues	$77,902	$—	$118,965	$33,333
The Company began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. The Company records product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. For the three and six months ended September 30, 2021, product revenue, net also includes revenues related to product supply to Richter of $1.7 million, as well as royalties on net sales of RYEQO in Richter’s Territory of less than $0.1 million.
Pfizer collaboration revenue for the three and six months ended September 30, 2021 consists of the partial recognition of the upfront payment the Company received from Pfizer in December 2020 and of the regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. There was no Pfizer collaboration revenue in the prior year periods.
Richter license and milestone revenue for the three and six months ended September 30, 2021 consists of the recognition of a $15.0 million regulatory milestone payment that was triggered upon the European Commission approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of the Company’s delivery of the remaining substantive relugolix combination tablet data packages to Richter. Richter license and milestone revenue for the six months ended September 30, 2020 consists of the recognition of $33.3 million of the upfront and regulatory milestone payments the Company received from Richter in March and April 2020, respectively. There was no Richter license and milestone revenue for the three months ended September 30, 2020.
See Note 8 for additional information regarding the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement.

Note 3—Certain Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
The following represents a reconciliation of cash and cash equivalents in the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash as of September 30, 2021 and September 30, 2020, respectively, in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$518,163	$94,210
Restricted cash	10,100	1,987
Total cash, cash equivalents and restricted cash	$528,263	$96,197
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash (maturity of three months or less at the time of purchase). Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use and are included in other assets on the unaudited condensed consolidated balance sheets. As of September 30, 2021, restricted cash includes approximately $7.1 million that is held in an escrow fund for use by Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma, to manage payments for rebates, chargebacks, and similar fees pursuant to the Market Access Services Agreement (see Note 5(C)).
Inventories
As of September 30, 2021 and March 31, 2021, inventories consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Raw materials	$931	$1,390
Work in process	1,960	773
Finished goods	3,250	448
Total inventories	$6,141	$2,611
Accrued Expenses and Other Current Liabilities
As of September 30, 2021 and March 31, 2021, accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Accrued compensation-related expenses	$17,111	$20,571
Accrued sales discounts, rebates, and allowances	10,493	1,315
Accrued R&D expenses	7,354	8,544
Accrued commercial expenses	7,226	7,770
Accrued other expenses	3,525	5,315
Accrued professional fees	625	935
Deferred product revenue	—	162
Total accrued expenses and other current liabilities	$46,334	$44,612
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

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of September 30, 2021
Assets:
Money market funds (1)	$913	$—	$—	$913
Commercial paper (2)	—	214,829	—	214,829
Corporate bonds (3)	—	4,002	—	4,002
Total assets	$913	$218,831	$—	$219,744
Liabilities:
Share-based compensation liabilities - stock options (4)	$—	$5,769	$—	$5,769
Total liabilities	$—	$5,769	$—	$5,769

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Assets:
Money market funds (1)	$36,903	$—	$—	$36,903
Commercial paper (2)	—	21,689	—	21,689
U.S. agency securities (1)	—	10,000	—	10,000
Municipal bonds (3)	—	1,417	—	1,417
Total assets	$36,903	$33,106	$—	$70,009
Liabilities:
Share-based compensation liabilities - stock options (4)	$—	$12,113	$—	$12,113
Share-based compensation liabilities - common shares (5)	9,523	—	—	9,523
Total liabilities	$9,523	$12,113	$—	$21,636
(1) Included in cash and cash equivalents.
(2) Includes $121.0 million in cash and cash equivalents and $93.8 million in marketable securities as of September 30, 2021. Includes $12.7 million in cash and cash equivalents and $9.0 million in marketable securities as of March 31, 2021.
(3) Included in marketable securities.

(4) Includes 573,958 and 1,281,803 outstanding stock options remeasured using the Black-Scholes option-pricing model as of September 30, 2021 and March 31, 2021, respectively. See Note 7(D).
(5) As of March 31, 2021, includes 462,705 common shares remeasured using the Company’s March 31, 2021 closing market price of $20.58 per common share. See Note 7(D).
The following table includes information regarding the Company’s share-based compensation liabilities (a current liability) for the six months ended September 30, 2021 (in thousands):

March 31, 2021	$21,636
Change in fair value	2,292
Settlements	(18,159)
September 30, 2021	$5,769
The fair value of the share-based compensation liabilities related to outstanding stock options was estimated as of September 30, 2021 using the Black-Scholes option-pricing model and the following assumptions:

Expected common share price volatility	48.7%
Expected risk free interest rate	0.04%
Expected term, in years	0.3
Expected dividend yield	—%
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company recorded the cost share advance from Pfizer, which is included in Level 2 of the fair value hierarchy, at its estimated fair value as of the transaction date. As discussed in Note 8(B), on the transaction date, the cost share advance from Pfizer was discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance is expected to be utilized. The recorded amount has been and will continue to be reduced each reporting period by the amount of Allowable Expenses applied to the cost share advance. There were no non-recurring fair value assets as of September 30, 2021 and March 31, 2021.
Note 5—Related Party Transactions
As of September 30, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 50,041,181, or approximately 53.8%, of the Company’s outstanding common shares. The Company has agreements with Sumitovant, Sumitomo Dainippon Pharma, and their affiliates, including Sunovion, a subsidiary of Sumitomo Dainippon Pharma. These agreements are described below.
(A) Sumitomo Dainippon Pharma Co., Ltd.
Sumitomo Dainippon Pharma Loan Agreement
On December 27, 2019, the Company and one of its subsidiaries, Myovant Sciences GmbH (“MSG”), entered into a loan agreement with Sumitomo Dainippon Pharma (the “Sumitomo Dainippon Pharma Loan Agreement”). Pursuant to the Sumitomo Dainippon Pharma Loan Agreement, Sumitomo Dainippon Pharma agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. Funds may be drawn down by the Company once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to the Company, and in which case the Company would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Dainippon Pharma Loan Agreement. Loans under the Sumitomo Dainippon Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
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
As of September 30, 2021, approximately $41.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement and the outstanding loan balance of $358.7 million is classified as a long-term liability on the unaudited condensed consolidated balance sheets under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was $2.9 million and $5.8 million for the three and six months ended September 30, 2021, respectively, and $2.1 million and $4.3 million for the three and six months ended September 30, 2020, respectively, and is included interest expense in the unaudited condensed consolidated statements of operations.
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
(B) Sumitovant
On May 18, 2020, the Company and Sumitovant entered into a consulting agreement, as amended on November 9, 2020, pursuant to which Sumitovant provided consulting services to the Company and its subsidiaries to support commercial planning, commercial launch, and implementation activities. Adele Gulfo, Sumitovant’s Chief Business and Commercial

Development Officer and a member of the Company’s board of directors, provided services to the Company on behalf of Sumitovant under this agreement. For the three and six months ended September 30, 2020, the Company incurred $0.2 million and $0.3 million, respectively, of expense under this consulting agreement, which are included in SG&A expenses in the unaudited condensed consolidated statements of operations. The term of the consulting agreement with Sumitovant expired on March 31, 2021.
The Company’s outstanding obligation to Sumitovant was $0.1 million as of March 31, 2021, and is included in amounts due to related parties on the unaudited condensed consolidated balance sheet. No amounts were outstanding to Sumitovant as of September 30, 2021.
(C) Sunovion Pharmaceuticals Inc.
Market Access Services Agreement
On August 1, 2020, one of the Company’s subsidiaries, MSG, entered into a Market Access Services Agreement, as amended (“Market Access Services Agreement”), with Sunovion. Pursuant to the Market Access Services Agreement, among other things, Sunovion agreed to provide to MSG certain market access services with respect to the distribution and sale of ORGOVYX (“Prostate Cancer Product”) and MYFEMBREE (“Women’s Health Product,” and collectively with Prostate Cancer Product, the “Products”, and each a “Product”), including, among other things: (i) adding the Products to Sunovion’s agreements with its third party logistics providers; (ii) adding the Women’s Health Product to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks and negotiating rates for the Products with certain market access customers; (iii) providing order-to-cash services; (iv) providing certain employees to provide market access account director services; (v) performing activities required in connection with supporting and maintaining contracts between the Company and market access customers for the coverage, purchase, or dispensing of the Products; (vi) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to the Products; (vii) providing MSG with price reporting metrics and other information required to allow the Company to comply with applicable government price reporting requirements; (viii) coordinating with MSG and any applicable wholesalers and distributors to address any recalls, investigations, or product holds; (ix) configuring, or causing to be configured, the appropriate software systems to enable Sunovion to perform its obligations under the Market Access Services Agreement; and (x) providing training and certain other ancillary support services to facilitate the foregoing. Pursuant to this agreement, Sunovion will also provide certain services to the Company to enable the Company to comply with its obligations under the State Transparency Laws.
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
As consideration for the services, MSG has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion to manage payments for rebates, chargebacks and similar fees (see Note 3). For the three and six months ended September 30, 2021, the Company incurred $1.2 million and $2.4 million of expense under this agreement (inclusive of third-party pass-through costs billed to the Company), which is included in SG&A expenses in the unaudited condensed consolidated statements of operations. For the three and six months ended September 30, 2020, the Company incurred $1.1 million of expense under this agreement (inclusive of third-party pass-through costs billed to the Company), which is included in SG&A expenses in the unaudited condensed consolidated statements of operations. As of September 30, 2021 and March 31, 2021, the Company’s outstanding obligation pursuant to this agreement was $0.3 million and $0.4 million, respectively, and are included in amounts due to related parties on the unaudited condensed consolidated balance sheets.
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
Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three and six months ended September 30, 2021 was 0.69% and (0.92)%, respectively. The Company’s effective tax rate for the three and six months ended September 30, 2020 was 0.20% and (0.54)%, respectively. The Company’s effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
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
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it had on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of September 30, 2021, the Company has deferred $1.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The current portion of the deferred payroll tax liability of $0.9 million is included in accrued expenses and other current liabilities, and the non-current portion of the deferred payroll tax liability of $0.9 million is included in other liabilities on the unaudited condensed consolidated balance sheets.
Note 7—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2016 Equity Incentive Plan (“Equity Incentive Plan”) and the Myovant Sciences Ltd. 2020 Inducement Plan (“Inducement Plan”) (collectively, the “Equity Plans”). As of September 30, 2021, there were approximately 2.6 million and 0.1 million common shares available for future issuance under the Equity Incentive Plan and the Inducement Plan, respectively. For additional information about the Company’s Equity Plans, see Note 10, “Share-Based Compensation,” to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 11, 2021.
(A) Stock Options
Activity for stock options for the six months ended September 30, 2021 is as follows:

Number of Options
Options outstanding at March 31, 2021	8,293,331
Granted	1,057,349
Exercised	(1,255,578)
Forfeited	(347,506)
Options outstanding at September 30, 2021	7,747,596
Options vested and expected to vest at September 30, 2021	7,747,596
Options exercisable at September 30, 2021	4,942,410
(B) Restricted Stock and Performance Stock Units
Activity for restricted stock units and performance stock units for the six months ended September 30, 2021 is as follows:

Number of Shares
Unvested balance at March 31, 2021	3,571,235
Granted	2,691,005
Vested	(821,342)
Forfeited	(706,453)
Unvested balance at September 30, 2021	4,734,445
(C) Share-Based Compensation
Share-based compensation during the three and six months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation recognized as:
R&D expense	$5,060	$3,725	$9,167	$7,749
SG&A expense	6,803	3,199	13,958	6,987
Total	$11,863	$6,924	$23,125	$14,736
Total unrecognized share-based compensation was approximately $109.6 million as of September 30, 2021 and is expected to be recognized over a weighted-average period of approximately 3.02 years.
(D) Separation Agreement with Former Principal Executive Officer
In January 2021, the Company entered into a Separation and General Release Agreement with its former Principal Executive Officer. Pursuant to the terms of this agreement, all of the former Principal Executive Officer’s then outstanding and unvested equity awards became fully vested. In addition, the post-termination period during which the former Principal Executive Officer may exercise her outstanding stock options was extended to 12 months. The former Principal Executive Officer has granted Sumitovant or any Sumitovant affiliate a right of first refusal to purchase her common shares of the Company under certain circumstances and provide the Company and its affiliates a general release of claims. Share-based compensation included in SG&A expense for the three and six months ended September 30, 2021 includes $0.9 million and $2.3 million, respectively, related to the settlement and remeasurement of these awards.
As a result of the repurchase feature described above, the outstanding awards were reclassified from additional paid-in capital to current liabilities. The share-based compensation liabilities have been and will continue to be remeasured at fair value each reporting period end, with the change in fair value recorded as share-based compensation within SG&A until the stock options are exercised and the common shares are sold to Sumitovant, to the market, or otherwise settled, or the former Principal Executive Officer has held the common shares for a period of at least six months. As of September 30, 2021, a total of 573,958 outstanding stock options remain subject to the right of first refusal. The former Principal Executive Officer’s outstanding stock options remain exercisable through January 11, 2022. As of September 30, 2021 and March 31, 2021, $5.8 million and $21.6 million, respectively, is included in share-based compensation liabilities on the unaudited condensed consolidated balance sheets.

(E) Separation Agreement with Former Principal Financial and Accounting Officer
In August 2021, the Company entered into a Separation Agreement and General Release with its former Principal Financial and Accounting Officer. Pursuant to the terms of this agreement, 25% of the former Principal Financial and Accounting Officer’s then outstanding and unvested equity awards became fully vested. In addition, the post-termination period during which he may exercise his outstanding stock options was extended to six months. The Company recognized share-based compensation expense within SG&A expenses during the three and six months ended September 30, 2021 of approximately $1.3 million, consisting of share-based compensation expense related to the accelerated vesting of these equity awards and incremental share-based compensation expense related to the modification of the post-termination exercise period.
Note 8—Collaboration and License Agreements
(A) Richter Development and Commercialization Agreement
On March 30, 2020, the Company entered into an exclusive license agreement for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the terms of the Richter Development and Commercialization Agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, is eligible to receive up to $40.0 million in regulatory milestone payments (of which $25.0 million has been received), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval.
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
The Company determined that the transaction price under the Richter Development and Commercialization Agreement totaled $50.0 million, consisting of the upfront payment of $40.0 million received on March 31, 2020 and a $10.0 million regulatory milestone payment received in April 2020. No other regulatory milestones, sales-related milestones, or royalties on net sales following regulatory approval were included in the transaction price given the substantial uncertainty related to their achievement. The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers. The Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination tablet, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination tablet. In evaluating the appropriate measure for the Company’s performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are delivered to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Based upon the Company’s assessment of its progress toward delivering relugolix combination tablet clinical and regulatory data packages to Richter, the Company concluded that during the six months ended September 30, 2020, it satisfied approximately two-thirds of the combined performance obligation and recognized $33.3 million of the transaction price as Richter license and milestone revenue during the six months ended September 30, 2020. There was no such revenue in the three months ended September 30, 2020. The Company recognized the remaining $16.7 million of the transaction price as Richter license and milestone revenue during the three and six months ended September 30, 2021, as the Company completed delivery of the remaining substantive relugolix combination tablet data packages to Richter.
On July 16, 2021, the European Commission approved RYEQO as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. This approval triggered a $15.0 million regulatory milestone payment from Richter, which the Company recorded as Richter license and milestone revenue during the three and six months ended September 30, 2021.
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

(B) Pfizer Collaboration and License Agreement
On December 26, 2020, one of the Company’s subsidiaries, MSG, and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which the Company and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). Pfizer notified the Company on October 22, 2021 of their decision to decline this option.
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
The term of the Pfizer Collaboration and License Agreement continues until no products are sold and all development activities have terminated in the Co-Promotion Territory. The Pfizer Collaboration and License Agreement may be terminated early by either party for the uncured material breach of the other party or for bankruptcy or other insolvency proceeding of the other party. In addition, Pfizer has certain other termination rights and may terminate the Pfizer Collaboration and License Agreement early upon providing written notice to the Company pursuant to the terms of the Pfizer Collaboration and License Agreement.
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
The achievement of regulatory milestones is outside of the Company’s control and therefore was not deemed probable at contract inception. Amounts associated with the regulatory milestones were not initially recognized. Upon achievement of the related regulatory milestones, cumulative catch-up revenue will be recorded as Pfizer collaboration revenue in the period in which the respective regulatory milestone is achieved, and the remainder will be recognized over the remaining contract term. The Company determined that, conceptually, the regulatory milestone payments represent payment for development activities that will continue to benefit the collaboration as the products move toward commercialization. Accordingly, the recognition of revenue associated with the regulatory milestones follows the same amortization model as the upfront payment described above.
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
Amounts due to Pfizer as of September 30, 2021 totaling approximately $20.0 million consisted of $8.6 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $11.4 million reimbursement of Allowable Expenses incurred by Pfizer. Amounts due to Pfizer as of March 31, 2021 totaling approximately $1.9 million consisted of $1.8 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX in the U.S. and approximately $0.1 million reimbursement of Allowable Expenses incurred by Pfizer.
(C) Contract Balances
The following table presents changes in the Company’s contract liabilities during the six months ended September 30, 2021 (in thousands):

	Balance at March 31, 2021	Additions	Imputed Interest	Deductions	Balance at September 30, 2021
Contract liabilities:
Deferred revenue (1)	$497,933	$100,000	$—	$(71,348)	$526,585
Cost share advance from Pfizer (2)	$121,862	$—	$1,210	$(38,304)	$84,768

(1) Includes $100.6 million and $426.0 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of September 30, 2021. Includes $100.6 million and $397.4 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2021.
(2) Includes $84.8 million presented as current on the unaudited condensed consolidated balance sheet as of September 30, 2021. Includes $92.4 million and $29.4 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2021.
During the six months ended September 30, 2021, deferred revenue increased by $28.7 million. The net increase was the result of a $100.0 million regulatory milestone from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. The increase in deferred revenue was partially offset by the recognition of $54.7 million of Pfizer collaboration revenue and $16.7 million of previously deferred revenue associated with the upfront and regulatory milestone payments the Company received from Richter in March and April 2020, respectively.
During the six months ended September 30, 2021, cost share advance from Pfizer decreased by $37.1 million. The decrease was the net result of the application of shared Allowable Expenses incurred by the Company and 50% of reimbursement of Allowable Expenses incurred by Pfizer of $38.3 million (comprised of $13.9 million and $24.4 million in reductions to R&D expenses and SG&A expenses, respectively), partially offset by accretion of the implied financing component of $1.2 million.

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
(D) Takeda Agreements
On April 29, 2016, Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. Pursuant to the license agreement (the “Takeda License Agreement”), Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in the Company’s territory, subject to certain agreed reductions. As of September 30, 2021 and March 31, 2021, the Company recorded royalties payable to Takeda of $1.6 million and $0.3 million, respectively, which are included in the caption accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Takeda will pay the Company a royalty at the same rate on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones.
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
Note 10—Subsequent Events
On October 22, 2021, the Company was notified by Pfizer of their decision to decline the exclusive option for international commercialization and development rights (excluding Canada and certain Asian countries) to relugolix in oncology, as offered under the Pfizer Collaboration and License Agreement (see Note 8(B)).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 included in our Annual Report on Form 10-K, filed with the SEC on May 11, 2021.
Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with U.S. generally accepted accounting principles (“U.S. GAAP”). Additionally, unless otherwise indicated, all changes identified for the current period results represent comparisons to the results for the corresponding prior year period.
Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.
The forward-looking statements appearing in a number of places throughout this Quarterly Report include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
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
Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, particularly in the section titled “Risk Factors” set forth in Part II. Item 1A. of this Quarterly Report, and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Business Overview
We are a biopharmaceutical company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, we have two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in

December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union and the United Kingdom, respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In September 2021, the FDA accepted our supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis, setting a target action date of May 6, 2022. MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. Relugolix (120 mg) is also under regulatory review in Europe for men with advanced prostate cancer. We are also developing MVT-602, an oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
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
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of September 30, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 50,041,181, or approximately 53.8%, of our outstanding common shares.
Second Fiscal Quarter Ended September 30, 2021 and Recent Business Updates
Below is a summary of certain events during our second fiscal quarter ended September 30, 2021 and recent business updates. Additional information about our business, our products, and our product candidates is included in Part I. Item 1., “Business,” included in our Annual Report on Form 10-K, filed with the SEC on May 11, 2021.
Products and Product Candidates
•In October 2021, we and Pfizer presented data from clinical studies of MYFEMBREE at the American Society for Reproductive Medicine (“ASRM”) 2021 Congress, including results of the Phase 3 LIBERTY randomized withdrawal study, which was designed to evaluate the efficacy and safety of relugolix combination therapy for up to two years in women with heavy menstrual bleeding associated with uterine fibroids, and was designated an ASRM Prize Paper. Additional data presentations at ASRM included data from the SPIRIT 1 and 2 studies of women with pain associated with endometriosis as well as pooled safety and tolerability data from the LIBERTY and SPIRIT clinical programs.
•In September 2021, the FDA accepted our sNDA for MYFEMBREE for the management of moderate to severe pain associated with endometriosis, setting a target action date of May 6, 2022. FDA approval of MYFEMBREE for this indication would trigger a $100.0 million regulatory milestone payment from Pfizer.
•In August 2021, the FDA informed us that the partial clinical hold for the Phase 3 SERENE study evaluating MYFEMBREE for the prevention of pregnancy was lifted following study protocol amendments. The primary analysis of the study, prevention of pregnancy, remains unchanged, but now the SERENE study will only evaluate women with a confirmed diagnosis of uterine fibroids or endometriosis. Bone mineral density monitoring will occur throughout the treatment period as well as after treatment is discontinued to gain additional insights into bone health, which will augment the safety profile observed in the LIBERTY and SPIRIT programs. The enrollment target was increased to 1,020 patients who are 18 to 50 years of age and at risk for pregnancy, enhancing the power of the study. Patient screening with this updated protocol began in September 2021, with initial patients dosed in October 2021.
•On July 16, 2021 and August 9, 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age. RYEQO is the first and only long-term, once-daily oral treatment for uterine fibroids with no limitation on its duration of use approved in the European Union and the United Kingdom. The approval was based on safety and efficacy data from the global Phase 3 LIBERTY program, which consisted of two replicate, 24-week, multinational clinical studies (LIBERTY 1 and LIBERTY 2), a one-year extension study, and supportive bone mineral density data from a randomized withdrawal study. Richter, our commercialization partner for RYEQO in Europe and certain other international markets, has launched RYEQO in seven countries since these regulatory approvals.

Corporate
•For the three months ended September 30, 2021, we generated net product revenue from sales of ORGOVYX and MYFEMBREE of $18.7 million and $0.6 million, respectively.
•In the three months ended September 30, 2021, we received a $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE on May 26, 2021 as the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids in the U.S. In the three months ended September 30, 2021, we also received a $15.0 million regulatory milestone payment from Richter that was triggered upon the European Commission approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age.
•As of September 30, 2021, we had cash, cash equivalents and marketable securities of $616.0 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report.
•On October 22, 2021, we were notified by Pfizer of their decision to decline the exclusive option for international commercialization and development rights (excluding Canada and certain Asian countries) to relugolix in oncology, as offered under the Pfizer Collaboration and License Agreement. Pfizer’s decision is based on their assessment of their current strategic investment priorities in international markets and does not impact the companies’ collaboration in the U.S. and Canada for ORGOVYX and MYFEMBREE. We are currently assessing partnership opportunities, focusing on potential partners with a European commercial presence in urology or oncology.
•On September 7, 2021, Uneek Mehra was appointed Chief Financial and Business Officer of Myovant Sciences, Inc. Concurrent with this appointment, Mr. Mehra was also appointed Principal Financial Officer of Myovant Sciences Ltd. Mr. Mehra succeeds Frank Karbe who left our company in August 2021.
Expected Upcoming Milestones
The following is a summary of certain of our expected upcoming milestones.
•FDA submission of the Phase 3 LIBERTY randomized withdrawal study results for MYFEMBREE in women with uterine fibroids is expected by the end of calendar year 2021 or in the first quarter of calendar year 2022.
•Two-year data from the SPIRIT long-term extension study of MYFEMBREE in women with endometriosis-associated pain is expected in the first quarter of calendar year 2022.
•FDA decision for the MYFEMBREE sNDA seeking approval for the management of moderate to severe pain associated with endometriosis is expected by its May 6, 2022 target action date. FDA approval of MYFEMBREE for this indication would trigger a $100.0 million regulatory milestone payment from Pfizer.
•European Commission decision on the advanced prostate cancer Marketing Authorisation Application is expected in mid-calendar year 2022.
•European Medicines Agency regulatory submission for RYEQO for the treatment of women with endometriosis-associated pain is expected in calendar year 2022. Richter will be the sponsor.
Effects of the COVID-19 Pandemic on our Business
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. Our priorities during the COVID-19 pandemic have been to protect the health and safety of our employees, patients and healthcare providers while continuing our mission to redefine care for women and for men. We believe the safety measures we have taken in response to the COVID-19 pandemic meet or exceed the guidelines established by government and public health officials. Most of our employees worked remotely during much of 2020 and 2021, and many of our employees continue to do so on a part-time or full-time basis, which has required that we devised new ways of working and collaborating, including adopting remote working tools to minimize the disruption to our business activities.
As of the date of this Quarterly Report, we do not believe that the impact of the COVID-19 pandemic has disproportionately impacted us relative to other companies in which we compete on our ability to advance our clinical studies, our regulatory activities, and our U.S. commercial launch activities for ORGOVYX and MYFEMBREE. We and our collaboration partner,

Pfizer, commercially launched ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. To date, our partner, Richter, has launched RYEQO in seven countries.
We believe that the COVID-19 pandemic continues to have an impact on our commercialization activities that is consistent with other companies in our industry. As a result of the COVID-19 pandemic, there have been changes in the practice of medical care and medical education. For example, many health care providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions of the U.S., the ability of commercial and medical affairs field teams to call on healthcare providers was restricted or converted to virtual access. Our oncology sales and medical affairs field teams resumed in-person interactions with healthcare providers in January 2021 and our women’s health sales and medical affairs field teams began in-person interactions with healthcare providers in June 2021. Despite this, some physician’s offices and many hospitals continue to have limited on-site access for pharmaceutical representatives in order to reduce exposure risk for their patients or staff. Conducting these interactions virtually could reduce the number of medical professionals we are able to engage with, limit our ability to engage with important staff members and virtual meetings have been shown to be less impactful than in-person meetings. The cancellation, postponement or virtual formats for medical conferences also limit access to physicians and reduce awareness of information shared at conferences (medical and promotional). In response to the COVID-19 pandemic, health professionals may also reduce staffing and reduce or postpone appointments with patients, or patients may delay, cancel or miss appointments, resulting in fewer prescriptions. Reduced access to healthcare providers may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities and supplementing field activities with additional marketing spend.
The COVID-19 pandemic has also resulted in fewer opportunities for our medical affairs team to present scientific data as multiple medical conferences have been canceled, postponed, or moved to virtual formats and for our regional medical advisors to engage potential prescribers in scientific exchange. To date, we have not experienced supply constraints, and we believe we have procured sufficient quantities of relugolix drug substance to meet our U.S. ORGOVYX and MYFEMBREE launch plans.
Future developments regarding COVID-19 remain uncertain and the extent to which the COVID-19 pandemic ultimately impacts our business, financial condition or results of operations will depend on numerous factors, including the magnitude and duration of the pandemic, the distribution, acceptance and effectiveness of COVID-19 vaccines and treatments, the impact of new and potentially more virulent variants of the coronavirus (e.g., the Delta variant), the duration of governmental measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which remain uncertain and difficult to predict. Additionally, even after normalcy resumes, there will likely be some permanent changes to how healthcare is provided, how healthcare providers engage with our industry and perhaps how conferences are implemented. None of these changes can be anticipated at this point, nor the potential impact on our business. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity, and future results of operations.
Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part II. Item 1A.

Components of our Results of Operations
Revenues
We currently have two FDA-approved products, ORGOVYX for the treatment of adult patients with advanced prostate cancer and MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids, which generate product revenue in the U.S. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. We expect the ORGOVYX gross-to-net discount will continue to increase in the coming quarters, reflecting the impact of rebates for incremental covered lives before stabilizing in 2022, once commercial and Medicare Part D coverage has been fully implemented. Product revenue, net also includes revenues related to product supply to Richter as well as royalties on net sales of RYEQO in Richter’s Territory.
Our Pfizer collaboration revenue consists of the partial recognition of the upfront payment and of the regulatory milestone payment that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids.
Our Richter license and milestone revenue consists of the recognition of the regulatory milestone payment that was triggered upon the European Commission approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and the recognition of revenue associated with upfront and regulatory milestone payments we received from Richter pursuant to the terms of the Richter Development and Commercialization Agreement.

See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement.
Cost of Product Revenue
Our cost of product revenue is composed of the cost of goods sold and royalty expense. Our cost of goods sold consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with sales of ORGOVYX and MYFEMBREE in the U.S and sales of product supply to Richter. Our royalty expense consists of royalties on net sales of relugolix payable to Takeda pursuant to the terms of the Takeda License Agreement (see Note 9(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
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
Collaboration Expense to Pfizer
Our collaboration expense to Pfizer consists of Pfizer’s 50% share of net profits from sales of ORGOVYX and MYFEMBREE in the U.S. (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
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
R&D activities have been, and will continue to be, central to our business model. We currently expect R&D expenses for the remaining fiscal 2021 quarters to be in line with the R&D spend incurred in the three months ended September 30, 2021. Overall, we expect declining spend on our Phase 3 clinical programs that are winding down to be offset primarily by incremental spend on new relugolix development programs, such as the Phase 3 SERENE study, and certain other lifecycle activities to potentially expand the commercial opportunity for the relugolix franchise, as well as post-marketing requirements as agreed upon with the FDA.
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

We expect that certain R&D expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement. See Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Pfizer Collaboration and License Agreement.
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salaries, sales incentive compensation, bonuses, fringe benefits, and share-based compensation for our executive, finance, human resources, legal, information technology, commercial operations, marketing, market access, sales, and other administrative functions. Our SG&A expenses also include marketing programs, patient assistance and support programs, advertising, conferences, congresses, travel expenses, professional fees for legal, accounting, auditing and tax services, and costs related to rent and facilities, insurance, information technology, commercial operations, and general overhead. Our SG&A expenses also include related party expenses pursuant to our agreements with Sunovion and Sumitovant (see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
We currently expect SG&A expenses for the remaining fiscal 2021 quarters to increase modestly from the SG&A spend incurred in the three months ended September 30, 2021 as we continue to expand our sales and marketing infrastructure and capabilities as well as general administrative functions to support multiple product launches and commercialization activities. We expect SG&A expenses in future periods to include certain expenses related to our patient support programs such as free drug and patient assistance for qualified uninsured patients. The timing of these increased expenditures and their magnitude are primarily dependent on our commercial success and sales growth of ORGOVYX and MYFEMBREE, as well as the timing of any new product launches and other potential business and operational activities.
We expect that certain SG&A expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement. See Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Pfizer Collaboration and License Agreement.
Interest Expense
Our interest expense consists of related party interest expense pursuant to the Sumitomo Dainippon Pharma Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter, and accretion of the financing component of the cost share advance from Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Interest Income
Our interest income consists primarily of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Foreign Exchange Gain
Our foreign exchange gain in the three and six months ended September 30, 2020 consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign currency exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. Our primary foreign currency exposure has historically been the exchange rate between the Swiss franc and the U.S. dollar.
In December 2020, we changed the functional currency of our wholly-owned subsidiary in Switzerland, Myovant Sciences GmbH (“MSG”), from the Swiss franc to the U.S. dollar. This change in functional currency was accounted for prospectively. As a result of this change, we currently expect that future impacts of changes in foreign currency exchange rates on our results of operations will not be significant. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 11, 2021.

Results of Operations
The following table summarizes our results of operations for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$21,063	$—	$32,617	$—
Pfizer collaboration revenue	25,172	—	54,681	—
Richter license and milestone revenue	31,667	—	31,667	33,333
Total revenues	77,902	—	118,965	33,333
Operating costs and expenses:
Cost of product revenue	2,622	—	3,654	—
Collaboration expense to Pfizer	8,565	—	13,826	—
Research and development	26,280	40,521	57,160	84,707
Selling, general and administrative	58,781	31,316	119,993	54,144
Total operating costs and expenses	96,248	71,837	194,633	138,851
Loss from operations	(18,346)	(71,837)	(75,668)	(105,518)
Interest expense	3,494	2,115	6,999	4,299
Interest income	(100)	(38)	(178)	(146)
Foreign exchange gain	—	(6,718)	—	(10,287)
Loss before income taxes	(21,740)	(67,196)	(82,489)	(99,384)
Income tax (benefit) expense	(149)	(134)	762	538
Net loss	$(21,591)	$(67,062)	$(83,251)	$(99,922)
Revenues
The following table provides information about our revenues for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net:
ORGOVYX	$18,663	$—	$29,142	$—
MYFEMBREE	629	—	1,704	—
Richter product supply and royalties	1,771	—	1,771	—
Total product revenue, net	21,063	—	32,617	—
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	—	41,948	—
Amortization of regulatory milestone	4,198	—	12,733	—
Total Pfizer collaboration revenue	25,172	—	54,681	—
Richter license and milestone revenue	31,667	—	31,667	33,333
Total revenues	$77,902	$—	$118,965	$33,333
We began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. For the three and six months ended September 30, 2021, product revenue, net also includes revenues related to product supply to Richter of $1.7 million, as well as royalties on net sales of RYEQO in Richter’s Territory of less than $0.1 million.

Pfizer collaboration revenue for the three and six months ended September 30, 2021, consists of the partial recognition of the upfront payment and of the regulatory milestone payment that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids. There were no such amounts recognized for the three and six months ended September 30, 2020.
Richter license and milestone revenue for the three and six months ended September 30, 2021 consists of the recognition of a $15.0 million regulatory milestone payment that was triggered upon the European Commission approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of our delivery of the remaining substantive relugolix combination tablet data packages to Richter. Richter license and milestone revenue for the six months ended September 30, 2020 consists of the recognition of $33.3 million of the upfront and regulatory milestone payments we received from Richter in March and April 2020, respectively. There was no Richter license and milestone revenue for the three months ended September 30, 2020.
Cost of Product Revenue
For the three and six months ended September 30, 2021, our cost of product revenue was $2.6 million and $3.7 million, respectively, which includes the cost of goods sold and royalty expense payable to Takeda. There were no such amounts recognized for the three and six months ended September 30, 2020.
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
Collaboration Expense to Pfizer
For the three and six months ended September 30, 2021, our collaboration expense to Pfizer was $8.6 million and $13.8 million, respectively and represents Pfizer’s 50% share of net profits from the sales of ORGOVYX and MYFEMBREE in the U.S. There were no such amounts recognized for the three and six months ended September 30, 2020.
Research and Development Expenses
For the three months ended September 30, 2021 and 2020, our R&D expenses consisted of the following (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Program-specific costs:
Relugolix	$5,524	$19,793	$(14,269)
MVT-602	50	15	35
Unallocated costs:
Personnel expense	13,733	11,827	1,906
Share-based compensation	5,060	3,725	1,335
Other expense	1,913	5,161	(3,248)
Total R&D expenses	$26,280	$40,521	$(14,241)
For the six months ended September 30, 2021 and 2020, our R&D expenses consisted of the following (in thousands):

	Six Months Ended September 30,
	2021	2020	Change
Program-specific costs:
Relugolix	$12,715	$45,686	$(32,971)
MVT-602	113	239	(126)
Unallocated costs:
Personnel expense	28,497	23,663	4,834
Share-based compensation	9,167	7,749	1,418
Other expense	6,668	7,370	(702)
Total R&D expenses	$57,160	$84,707	$(27,547)
R&D expenses decreased by $14.2 million, to $26.3 million, in the three months ended September 30, 2021 compared to $40.5 million in the three months ended September 30, 2020. The decrease in R&D expenses reflects cost share reimbursements from Pfizer for certain R&D expenses during three months ended September 30, 2021, and a reduction in clinical study costs as a result of the completion and wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies. This decrease was partially offset by an increase in medical affairs personnel expenses to support the U.S. launches of ORGOVYX and MYFEMBREE.
R&D expenses for the three months ended September 30, 2021 consisted primarily of personnel expenses of $13.7 million, program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $5.6 million, share-based compensation of $5.1 million and other unallocated costs of $1.9 million.
R&D expenses for the three months ended September 30, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $19.8 million, personnel expenses of $11.8 million, share-based compensation of $3.7 million, and other unallocated costs of $5.2 million.
R&D expenses decreased by $27.5 million, to $57.2 million, in the six months ended September 30, 2021 compared to $84.7 million in the six months ended September 30, 2020. The decrease in R&D expenses reflects cost share reimbursements from Pfizer for certain R&D expenses during the six months ended September 30, 2021 and a reduction in clinical study costs as a result of the completion and wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies. The decrease also reflects lower regulatory expenses during the six months ended September 30, 2021, as the prior year period included submission fees for our NDAs for ORGOVYX for advanced prostate cancer and MYFEMBREE for the uterine fibroids indication. This decrease was partially offset by an increase in medical affairs personnel expenses to support the U.S. launches of ORGOVYX and MYFEMBREE.
R&D expenses for the six months ended September 30, 2021 consisted primarily of personnel expenses of $28.5 million, program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $12.8 million, share-based compensation of $9.2 million, and other unallocated costs of $6.7 million,
R&D expenses for the six months ended September 30, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $40.1 million, personnel expenses of $23.7 million, fees related to our NDA submissions for MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids and ORGOVYX for adult patients with advanced prostate cancer of $5.8 million, share-based compensation of $7.7 million, and other unallocated costs of $7.4 million.
Selling, General and Administrative Expenses
SG&A expenses increased by $27.5 million, to $58.8 million, in the three months ended September 30, 2021 compared to $31.3 million in the three months ended September 30, 2020, primarily due to higher expenses to support the U.S commercial launches of ORGOVYX and MYFEMBREE, including higher personnel expenses primarily related to the hiring of our commercial operations, marketing, and market access teams, and our oncology and women’s health sales forces, and other general overhead, administrative, and information technology expenses to support our organizational growth.
SG&A expenses in the three months ended September 30, 2021 consisted primarily of personnel expenses of $27.4 million, commercial expenses of $10.0 million, general overhead, administrative and information technology expenses of $10.7 million, share-based compensation of $6.8 million, professional service fees of $1.7 million, related party expenses of $1.2 million related to our Market Access Services Agreement with Sunovion, and rent and other facilities-related costs of $1.0 million. Share-based compensation includes approximately $2.2 million of incremental expenses related to our former Principal Executive Officer’s and our former Principal Financial Officer’s equity awards as discussed further in Note 7(D) and Note 7(E), respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. SG&A expenses are presented net of costs shared with Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement.
SG&A expenses in the three months ended September 30, 2020 consisted primarily of commercial operations expenses of $10.0 million, personnel expenses of $8.6 million, general overhead, administrative and information technology expenses of $5.4 million, share-based compensation of $3.2 million, professional service fees of $2.0 million, and rent and other facilities-related costs of $0.9 million. For the three months ended September 30, 2020, SG&A expenses also includes $1.3 million of related party expenses pursuant to our agreements with Sumitovant and Sunovion.
SG&A expenses increased by $65.9 million, to $120.0 million, in the six months ended September 30, 2021 compared to $54.1 million in the six months ended September 30, 2020, primarily due to higher expenses related to commercial activities to support the U.S commercial launches of ORGOVYX and MYFEMBREE as well as higher personnel expenses primarily related to the hiring of our commercial operations, marketing, and market access teams, and our oncology and women’s health sales forces, and other general overhead, administrative, and information technology expenses to support our organizational growth.
SG&A expenses in the six months ended September 30, 2021 consisted primarily of personnel expenses of $54.9 million, commercial expenses of $22.7 million, general overhead, administrative and information technology expenses of $20.5 million, share-based compensation of $14.0 million, legal and professional service fees of $3.5 million, related party expenses of $2.5 million related to our Market Access Services Agreement with Sunovion, and rent and other facilities-related costs of $1.9 million. Share-based compensation includes approximately $3.6 million of incremental expenses related to our former Principal Executive Officer’s and our former Principal Financial Officer’s equity awards as discussed further in Note 7(D) and Note 7(E), respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. SG&A expenses are presented net of costs shared with Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement.
SG&A expenses in the six months ended September 30, 2020 consisted primarily of personnel expenses of $16.2 million, commercial operations expenses of $15.6 million, general overhead, administrative and information technology expenses of $9.0 million, shared-based compensation of $7.0 million, professional service fees of $3.3 million, and rent and other facilities-related costs of $1.7 million. For the six months ended September 30, 2020, SG&A expenses also includes $1.4 million of related party expenses pursuant to our agreements with Sumitovant and Sunovion.
Interest Expense
Interest expense was $3.5 million and $7.0 million in the three and six months ended September 30, 2021, respectively, compared to $2.1 million and $4.3 million in the three and six months ended September 30, 2020, respectively, and was primarily related to the Sumitomo Dainippon Pharma Loan Agreement. The increase in interest expense related to the Sumitomo Dainippon Pharma Loan Agreement was primarily driven by a higher balance in the current fiscal year periods. Interest expense in the three and six months ended September 30, 2021 also includes $0.6 million and $1.2 million, respectively, of accretion of the financing component of the cost share advance from Pfizer. There was no such accretion for the three and six months ended September 30, 2020.
Interest Income
Interest income was $0.1 million and $0.2 million for the three and six months ended September 30, 2021, respectively. Interest income was approximately $0.1 million for both the three and six months ended September 30, 2020.
Foreign Exchange Gain
For the three and six months ended September 30, 2020, we recorded foreign exchange gains of $6.7 million and $10.3 million, respectively, primarily as the result of the impact of fluctuations in the foreign currency exchange rate between the Swiss franc and the U.S. dollar on our outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement. There were no such amounts for the three and six months ended September 30, 2021.
Income Tax (Benefit) Expense
Our income tax (benefit) expense was $(0.1) million and $0.8 million for the three and six months ended September 30, 2021, respectively. Our income tax (benefit) expense was $(0.1) million and $0.5 million for the three and six months ended September 30, 2020, respectively. Our effective tax rate for the three and six months ended September 30, 2021 was 0.69% and (0.92)%, respectively, and for the three and six months ended September 30, 2020 was 0.20% and (0.54)%, respectively. Our effective tax rates are driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.

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
As of September 30, 2021, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $657.3 million, consisting of $616.0 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $726.2 million, consisting of $684.9 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as of March 31, 2021. Additional funds under the Sumitomo Dainippon Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors.
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
Capital Requirements
We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report. This estimate is based on our current assumptions, including assumptions related to our ability to manage our spend, that might prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments, are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. The Sumitomo Dainippon Pharma Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, raising capital through equity offerings, making capital expenditures or declaring dividends.
We expect our operating expenses, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to increase as we continue to commercialize ORGOVYX and MYFEMBREE in the U.S., prepare for additional potential regulatory approvals, initiate life cycle management activities as well as conduct post-marketing requirements as agreed upon with the FDA for our relugolix franchise, and potentially further develop our product candidates and expand our pipeline. However, while we expect our future capital requirements and operating expenses to continue to be significant, we expect our net cash burn to gradually decrease as our net revenues increase. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the price, level of demand and net product revenues generated from commercial sales of our drug products and from any product candidates that may receive marketing approval in the future;
•the achievement of regulatory milestones, sales milestones, and/or royalties that we are eligible to earn pursuant to our collaboration agreements;

•the timing, shared costs, and level of investment in our and our collaboration partners’ activities related to sales, marketing, market access, manufacturing, and distribution for our drug products and for any product candidates that may receive marketing approval in the future;
•the timing, shared costs, and level of investment in our and our collaboration partners’ research and development activities involving ORGOVYX, MYFEMBREE, RYEQO, and any product candidates;
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
•costs to maintain, expand, and protect our patent claims and other intellectual property rights;
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(76,578)	$(110,576)
Net cash used in investing activities	$(87,774)	$(14,823)
Net cash provided by financing activities	$15,135	$143,578
Operating Activities
Net cash used in operating activities was $76.6 million for the six months ended September 30, 2021 and consisted of our net loss of $83.3 million adjusted for non-cash operating items of $25.9 million, offset by changes in operating assets and liabilities of $19.2 million. The significant non-cash operating items included share-based compensation of $23.1 million, depreciation and amortization expense of $1.5 million, and accretion of the implied financing component of the cost share advance from Pfizer of $1.2 million.
The changes in operating assets and liabilities included the following:
•$38.3 million decrease in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 8(B) and Note 8(C) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$28.7 million net increase in deferred revenue due to a $100.0 million regulatory milestone payment from Pfizer, partially offset by the recognition of $54.7 million of Pfizer collaboration revenue and $16.7 million of Richter license and milestone revenue (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);

•$18.0 million increase in amounts due to Pfizer as a result of an increase in profit share and reimbursement of Allowable Expenses incurred by Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$10.8 million increase in accounts receivable, net as a result of an increase in net product revenues, mainly driven by sales of ORGOVYX in the U.S.;
•$9.5 million decrease in accounts payable, primarily driven by the timing of vendor invoice payments;
•$3.5 million increase in inventories, driven by the capitalization of inventory manufactured or purchased after the FDA approval of ORGOVYX (on December 18, 2020) and MYFEMBREE (on May 26, 2021); and
•$3.7 million net change in other operating assets and liabilities.
Net cash used in operating activities was $110.6 million for the six months ended September 30, 2020, and consisted of our net loss of $99.9 million adjusted for non-cash operating items of $5.9 million, offset by changes in operating assets and liabilities of $16.6 million. The significant non-cash operating items included share-based compensation of $14.7 million, foreign currency transaction gain of $10.3 million related to the Sumitomo Dainippon Pharma debt outstanding, and depreciation and amortization expense of $1.1 million.
The changes in operating assets and liabilities included the following:
•$23.3 million net decrease in deferred revenue consisting of the recognition of $33.3 million of Richter license and milestone revenue, partially offset by an increase in deferred revenue of $10.0 million related to a regulatory milestone payment we received from Richter in April 2020 (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$11.1 million increase in accrued expenses primarily due to increases in accrued commercial, compensation-related, and R&D expenses;
•$8.3 million decrease in accounts payable due to the timing of vendor invoice payments; and
•$3.9 million net change in other operating assets and liabilities.
Investing Activities
For the six months ended September 30, 2021, we used $87.8 million in investing activities, of which $87.4 million was for the purchases of marketable securities, net of maturities, and $0.4 million was for the purchases of property and equipment.
For the six months ended September 30, 2020, we used $14.8 million in investing activities, of which $14.1 million was for the purchases of marketable securities, net of maturities, and $0.7 million was for the purchases of property and equipment.
Financing Activities
For the six months ended September 30, 2021, $15.1 million was provided by financing activities, which was from proceeds from the exercise of stock options.
For the six months ended September 30, 2020, $143.6 million was provided by financing activities. This was due to proceeds of $140.0 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement and proceeds of $3.6 million from the exercise of stock options.
Contractual Obligations
During the six months ended September 30, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021.
Off-Balance Sheet Arrangements
During the six months ended September 30, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our unaudited condensed consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management periodically reviews our estimates and makes adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
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
Recent Accounting Pronouncements
For information regarding the impact of recently adopted accounting pronouncements and the expected impact of recently issued accounting pronouncements not yet adopted on our consolidated financial statements, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, as a “smaller reporting company,” we are not required to provide the information otherwise required by this item in this Quarterly Report.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this Quarterly Report, have concluded that, based on such evaluation, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. In the fourth quarter of our fiscal year ended March 31, 2021 and in the six months ended September 30, 2021, we began to generate net product revenue from sales of ORGOVYX and MYFEMBREE, respectively. Commensurate with the evolution of our business operations, we have implemented and continue to optimize new procedures and controls pertaining to the order to cash, including net revenue and inventory accounting processes. These new or enhanced internal controls were designed and implemented to ensure the completeness and accuracy over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this Quarterly Report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline and you could lose all or part of your investment in our common shares.
Risks Related to Commercialization of Our Drug Products
Our success depends in part on the successful commercialization of our drug products. To the extent our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.
We received approval for ORGOVYX (relugolix 120 mg) in December 2020 from the FDA for the treatment of adult patients with advanced prostate cancer, and received approval for MYFEMBREE (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in May 2021 for the management of heavy menstrual bleeding associated with uterine fibroids. We continue to invest a significant portion of our efforts and financial resources in the commercialization of these drug products in the U.S. The ability for us and/or our collaboration partner, Pfizer, to generate net product revenues from our drug products will depend upon the size of the markets, the number of competitors in such markets and numerous other factors, including:
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
Further, in July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union and the United Kingdom, respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. The success of Gedeon Richter Plc. (“Richter”) in generating net revenue from RYEQO in Richter’s Territory is also subject to many of these factors. If we and/or our collaboration partners do not achieve one or more of these factors in a timely manner or at all, we and/or our collaboration partners could experience significant delays or an inability to successfully commercialize any of our drug products, which would materially harm our business.
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
•the willingness of the potential patient population to try new therapies and of healthcare providers to prescribe these therapies;
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
To market our drug products successfully, we must continue to develop and maintain our capabilities in sales, market access, marketing, distribution, and other commercial functions, either on our own or with our third-party collaboration partners. We have made arrangements regarding some of these functions in certain markets with third-party collaboration partners. For example, on August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which Richter will commercialize relugolix combination tablet for uterine fibroids and endometriosis (if approved) in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand. If Sunovion, Pfizer, Richter, or any other collaboration partners we may engage in the future, fail to perform or satisfy its obligations under their respective agreements with us or terminate their relationship with us, the sales, market access, marketing and/or distribution of our drug products would be delayed or may not occur. In addition to the third-party collaboration arrangements described above, we continue to develop and maintain our own sales, market access, marketing, distribution and other commercial capabilities. There are significant expenses and risks involved with maintaining our own sales, market access, marketing, distribution, and other commercial capabilities, including: (i) our ability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our ability to attain access to adequate numbers of healthcare professionals to prescribe any approved drugs; (iii) our ability to negotiate coverage and reimbursement for our products with payers at reasonable rebate or discount levels; (iv) our ability to negotiate competitive provider contracts to ensure access in in-office dispensing pharmacies; and (v) unforeseen costs and expenses associated with establishing and maintaining our own sales, market access, marketing, distribution, and other commercial capabilities. The COVID-19 pandemic may negatively impact our and our collaboration partners’ ability to maintain commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and, if significant delays result, to commercialize our drug products.
ORGOVYX and MYFEMBREE are both newly approved and marketed drugs in the U.S. We and our collaboration partner, Pfizer, have only begun to promote these drug products in the U.S. this year. In addition, we have only recently established our distribution and reimbursement capabilities in the U.S. together with Sunovion, all of which are necessary to successfully commercialize these drug products. Further, RYEQO is a newly approved and marketed drug in Europe. As a result, we and/or our collaboration partners continue to expend significant time and resources to market, sell, and distribute these drug products to physicians and the medical community in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities, that we or our collaboration partners have developed will be successful. Specifically, for distribution of these drug products, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If we or our collaboration partners are unable to perform effectively, our ability to realize sales targets, and the return on our investment in developing these drug products will suffer.
Failure to successfully obtain coverage and reimbursement for ORGOVYX and MYFEMBREE in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
Our and Pfizer’s ability to commercialize ORGOVYX and MYFEMBREE successfully in the U.S. will depend in part on the extent to which coverage and reimbursement for ORGOVYX and MYFEMBREE will be available from third-party payers, including government health administration authorities, Medicare Part D plan sponsors, and private health insurers, such as pharmacy benefit managers, health plans, and self-insured organizations. In the U.S., no uniform policy for coverage for products exists among third-party payers. Third-party payers decide which drugs they will pay for, what steps prescribers must take to obtain authorization for patients to fill their prescriptions, and how much patients must pay out of their own pocket. Payer decisions regarding the extent of coverage to be provided for any of our product candidates that obtain marketing approval will be made on a plan-by-plan basis. Additionally, a third-party payer’s decision to provide coverage for a drug does not imply that an affordable out-of-pocket cost for patients will be established. Each third-party payer determines whether or not it will provide coverage for a drug, what amount it will reimburse for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy or prior authorizations. The position of a drug on a formulary generally determines out-of-pocket costs that a patient will pay to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions, providers prescribing such therapies and pharmacies that dispense drugs generally rely on third-party payers to reimburse all or part of the associated healthcare and drug costs. Coverage from both governmental healthcare programs, such as Medicare Part D and Medicaid, and coverage by private commercial payers are critical to ORGOVYX’s and MYFEMBREE’s commercial success. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
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
We face substantial competition in the commercialization of our approved drug products and our operating results will suffer if we fail to compete effectively.
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to our approved drug products. For example, although ORGOVYX is the first and only oral GnRH receptor antagonist for adult patients with advanced prostate cancer approved by the FDA in the U.S., we may face competition from various drugs approved for the treatment of prostate cancer, such as Lupron Depot® (AbbVie Inc.), Eligard® (Tolmar Pharmaceuticals) and Firmagon® (Ferring Pharmaceuticals). In addition, although MYFEMBREE is the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids in premenopausal women approved by the FDA in the U.S., with a treatment duration of up to 24 months, we expect to face competition from ORIAHNN™, an oral GnRH receptor antagonist combination therapy (one capsule (elagolix 300 mg, estradiol 1 mg, norethindrone acetate 0.5 mg) in the morning and one capsule (elagolix 300 mg) in the evening), which was approved by the FDA and launched by AbbVie in June 2020 for the management of heavy menstrual bleeding associated with uterine leiomyomas (fibroids) in premenopausal women. In addition, ObsEva announced in September 2021 the submission of a new drug application to FDA for linzagolix, an oral GnRH receptor antagonist, for the treatment of uterine fibroids for use with and without add-back therapy.
Many of our current and potential future competitors may have significantly more resources that they can deploy to commercialize drugs and may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than our drug products or any product candidate that we may obtain approval or develop. Our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations. The availability and pricing of our competitors’ products could limit the demand, lead to competitors having preferential payer coverage and limit the price we are able to charge for our drug products or any product candidate that we may obtain approval for or develop. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors.
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
The data supporting the marketing approvals in the U.S. for ORGOVYX and MYFEMBREE and forming the basis for our product labels for ORGOVYX and MYFEMBREE were obtained in controlled clinical studies of limited duration. As ORGOVYX and MYFEMBREE are used over longer periods of time by patients, including those taking other medicines, we may continue to identify new issues such as safety concerns, resistance or drug interactions of these drug products, which may require us to provide additional warnings or contraindications on our product labels or narrow the approved indications, each of which could reduce the market acceptance of our drug products.
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
In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional enforcement and administrative bodies have increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (“AMP”), and best price (“BP”), for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time-consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.
Our drug products are complex to manufacture, and manufacturing disruptions may occur that could cause us to experience disruptions in the supply of our drug products.
Our drug products are complex to manufacture. Notwithstanding the fact that our third-party manufacturers have validated our processes, manufacturing disruptions may occur. Such problems may prevent the production of lots that meet the specifications required for sale of the product and may be difficult and expensive to resolve. If any such issues were to arise with respect to our drug products or any future products, our business, financial results, or common share price could be adversely affected. Also, see the Risk Factor titled, “We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to other negative circumstances, it may result in a delay in our ability to develop and commercialize our products.”

Risks Related to Commercialization of our Drug Products Outside the U.S. and for our Product Candidates
Our success relies on the successful commercialization of drug products outside the U.S. and the development or commercialization of our product candidates. If we are successful in obtaining regulatory approval for drug products in jurisdictions outside the U.S. or for our product candidates, we will be subject to the same or similar commercialization risks as described above for our approved drug products.
We expect to seek other regulatory approvals for our drug products in jurisdictions outside the U.S. and for our product candidates in the U.S. If we receive regulatory approval for any drug products in jurisdictions outside the U.S. or for our product candidates in the U.S., we will be subject to the same or similar risks we currently face with the commercialization of ORGOVYX and MYFEMBREE, as described under “Risks Related to Commercialization of Our Drug Products” above. For example, in July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO for moderate to severe symptoms of uterine fibroids in adult women of reproductive age for use in the European Union and the United Kingdom, respectively. Our commercialization partner, Richter has launched RYEQO in seven countries since these regulatory approvals. Sufficient coverage and reimbursement are important for Richter to successfully commercialize RYEQO in Europe, but healthcare reimbursement models and reimbursement requirements vary from country to country in Europe. Although RYEQO has been approved in the E.U., many countries have not decided on pricing and reimbursement models. Some European countries may choose not to reimburse RYEQO at all or only reimburse RYEQO at a comparatively low price. The commercialization opportunities of RYEQO in Europe may be limited if RYEQO fails to obtain sufficient coverage or reimbursement in certain countries.
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
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $616.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.
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
•the timing, shared costs, and level of investment in our and our collaboration partners’ research and development activities involving ORGOVYX, MYFEMBREE, RYEQO, and any product candidates;

•the initiation, progress, timing, costs, and results of our planned and ongoing clinical studies for our product candidates;
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities;
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
On December 27, 2019, we, one of our subsidiaries, and Sumitomo Dainippon Pharma entered into the Sumitomo Dainippon Pharma Loan Agreement, pursuant to which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of September 30, 2021, approximately $41.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. We may draw down additional funds under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. The maturity date of the loans under the Sumitomo Dainippon Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the agreement. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Dainippon Pharma Loan Agreement.
We may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate may fail to gain regulatory approval or fail to become commercially viable. Since inception, we have incurred significant operating losses and negative operating cash flows. We expect to continue to incur significant operating expenses as we continue commercialization of ORGOVYX and MYFEMBREE in the U.S., continue to develop our product candidates, and prepare for potential regulatory approval and commercialization of our drug products in the U.S. and other jurisdictions. The timing and magnitude of our net income (loss) will depend on the commercial success of our drug products, as well as the timing and commercial success of any product launches, as well as other potential business and operational activities. Likewise, any potential future milestone or royalty payments that we are eligible to earn under the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement will depend on the regulatory and commercial success of our drug products and product candidates, if approved. As a result, we may never achieve or maintain profitability.

Risks Related to Our Business Operations
The terms of the Sumitomo Dainippon Pharma Loan Agreement place restrictions on our operating and financial flexibility.
Our obligations under the Sumitomo Dainippon Pharma Loan Agreement are senior unsecured obligations that are guaranteed on a full and unconditional basis by all our subsidiaries.
The Sumitomo Dainippon Pharma Loan Agreement also includes customary representations and warranties as well as affirmative and negative covenants. The negative covenants include limitations on additional indebtedness, liens, certain corporate changes, certain restricted payments, investment transactions with affiliates, entry into certain restrictive agreements, change in the nature of business, and use of proceeds. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
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

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in a delay in our ability to develop and commercialize our products.
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
Takeda is no longer developing MVT-602. Additional process development and manufacturing will be required for us to complete further Phase 2 and Phase 3 clinical studies for MVT-602. Any third-party vendor that we retain for MVT-602 process and formulation development and manufacturing will need to meet quality standards due to special capabilities required for MVT-602.
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
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the regulatory authorities pursuant to inspections that may be conducted after we submit our regulatory applications to such regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and other regulations and laws for the manufacture of relugolix drug substance and drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they may not be able to secure or maintain regulatory approvals for their manufacturing facilities and any applications that we submit to the FDA or other regulatory authorities that list those manufacturing facilities may be negatively affected. Our third-party contract manufacturing facilities must also be in an acceptable state of cGMP compliance and not be subject to a cGMP-related regulatory or enforcement action that limits their ability to manufacture drug substance or drug product. If any of the drug substance or drug product supplied by a contract manufacturing partner cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of relugolix could be significantly delayed or otherwise adversely affected. The FDA or other regulatory authority may withhold approval of any pending regulatory applications or supplements in which non-complaint manufacturing facilities are listed.
For example, in June 2020, Takeda received a warning letter from the FDA which indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following its routine inspection of aseptic finished pharmaceuticals manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (“Hikari Facility”). Although this matter was resolved in October 2021, this warning letter required us to remove the Hikari Facility as a manufacturing site from our NDA submissions and to rely on the alternate contract manufacturing organization (“CMO”) listed in the NDA (i.e. Excella) to a greater extent than we had originally planned. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If our CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for any of our approved drug products and any of our product candidates, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation delays, or other reasons, our development plans and commercialization of any of our approved drug products and any of our product candidates could be significantly delayed or otherwise adversely affected.
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
Our or our affiliates’ employees, independent contractors, advisers, third-party manufacturers, principal investigators, consultants, commercial collaboration partners, service providers, and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory or legal standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our employees, independent contractors, advisers, third-party manufacturers, principal investigators, consultants, commercial collaboration partners, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including: those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; laws that require manufacturing by cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy laws; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive regulations intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled,

“Our current and future relationships with investigators, healthcare professionals, consultants, third-party payers, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” and “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S., which could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commissions, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical studies, creating fraudulent data in our nonclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition.
The COVID-19 pandemic may materially and adversely affect our business and financial condition. For example, due to the COVID-19 pandemic, most of our employees worked remotely during much of 2020 and 2021, and many of our employees continue to do so on a part-time or full-time basis. Although we devised new ways of working and collaborating, including adopting remote working tools to minimize the disruption to our business activities, employees may be less productive and efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. We have recently begun allowing our employees to return to work on-site on a limited, voluntary basis with specific safety protocols. The safety protocols we implemented may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
We believe that the COVID-19 pandemic continues to have an impact on our commercialization activities that is consistent with other companies in our industry. As a result of the COVID-19 pandemic, there have been changes in the practice of medical care and medical education. For example, many health care providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions of the U.S., the ability of commercial and medical affairs field teams to call on healthcare providers was restricted or converted to virtual access. We and our collaboration partner, Pfizer, launched ORGOVYX in the U.S. in January 2021 and MYFEMBREE in the U.S. in June 2021, and to date, Richter has launched RYEQO in seven countries. Our oncology sales and medical affairs field teams resumed in-person interactions with healthcare providers in January 2021 and our women’s health sales and medical affairs field teams began in-person interactions with healthcare providers in June 2021. Despite this, some physician’s offices and many hospitals continue to have limited on-site access for pharmaceutical representatives in order to reduce exposure risk for their patients or staff. Conducting these interactions virtually could reduce the number of medical professionals we are able to engage with, limit our ability to engage with important staff members and virtual meetings have been shown to be less impactful than in-person meetings. The cancellation, postponement or virtual formats for medical conferences also limit access to physicians and reduce awareness of information shared at conferences (medical and promotional). Reduced access to healthcare providers may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities and supplementing field activities with additional marketing spend. The COVID-19 pandemic has also resulted in fewer opportunities for our medical affairs team to present scientific data as multiple medical conferences have been canceled, postponed, or moved to virtual formats and for our regional medical advisors to engage potential prescribers in scientific exchange. We and our collaboration partners may launch other approved products in the COVID-19 environment. Travel restrictions may make it more difficult for us and our collaboration partners, such as Sunovion, Pfizer, and Richter, to maximize the effectiveness of third-party market access, marketing, sales, and distribution capabilities.
In addition, we rely on third parties in the U.S. and in various parts of the world to assist in the conduct of our clinical studies and to supply us with sufficient drug supplies. Our ability to ensure continuous clinical drug supply to patients and our ability to ensure continuous patient follow up and data monitoring for our ongoing clinical studies may be adversely impacted. Likewise, while we currently expect that the drug supply we have on hand or expect to procure will be sufficient to support our ongoing clinical studies, our and our collaboration partners’ commercial sales for our approved drug products, our supply chain for raw materials, drug substance and drug product is worldwide, and the duration of the COVID-19 pandemic and its impact on the ability of our suppliers to operate could negatively impact our manufacturing supply chain for our approved drug products and for our product candidates that may receive regulatory approval, or for clinical study materials. If disruptions to our supply chain persist for an extended period of time, our clinical study timelines, our financial condition and our results of operations may be negatively impacted. In addition, the COVID-19 pandemic may impact the FDA’s review process and timing of potential approval of our product candidates. Regulatory agency pre-approval inspections are now limited, particularly for sites outside the U.S., and it is not clear if virtual inspections will be required and acceptable.
Future developments regarding COVID-19 remain uncertain and the extent to which the COVID-19 pandemic ultimately impacts our business, financial condition or results of operations will depend on numerous factors, including the magnitude and duration of the pandemic, the distribution, acceptance, and effectiveness of COVID-19 vaccines and treatments, the impact of new and potentially more virulent variants of the coronavirus (e.g., the delta variant), the duration of governmental measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which remain uncertain and difficult to predict. Additionally, even after normalcy resumes, there will likely be some permanent changes to how healthcare is provided, how healthcare providers engage with our industry and perhaps how conferences are implemented. None of these changes can be anticipated at this point, nor the potential impact on our business. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations.
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
Conducting business internationally involves a number of risks, including:
•the increased complexity, difficulties and costs inherent in staffing and managing international operations and business practices in different jurisdictions;
•multiple conflicting and changing laws and regulations such as tax laws, trade protection measures, export and import restrictions, employment, immigration and labor laws, privacy and cybersecurity laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;
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
•failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Protection Regulation (the “GDPR”) which introduced strict requirements for processing personal data of individuals within the European Union (“EU”);
•failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions, for example, by failing to maintain accurate information and control over sales or distributors’ activities;

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
Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the U.K. and the EU was agreed to in December 2020. Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, the U.K is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. It is currently unclear whether the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the EU, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
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
On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that regulates LIBOR) announced that after 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. This announcement indicates that the continuation of LIBOR on its current basis cannot and will not be guaranteed after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. The interest rate under the Sumitomo Dainippon Pharma Loan Agreement is calculated based on LIBOR and, when LIBOR is phased out, we will need to agree with Sumitomo Dainippon Pharma on a new method of calculating the interest rate under the Sumitomo Dainippon Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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
Any product candidate will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of our product candidates, or any other potential future product candidates, which may delay or prevent the approval of an NDA or similar application. For example, on May 18, 2021, the FDA informed us by teleconference that it placed a partial clinical hold on the Phase 3 SERENE study (MVT-601-050) evaluating relugolix combination tablet for the prevention of pregnancy pending amendment of the study protocol. In August 2021, the FDA informed us that the partial clinical hold on such study was lifted following study protocol amendments. The clinical study process is also very time-consuming. The commencement and completion of clinical studies may be delayed or prevented by several factors, including:
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
Moreover, principal investigators for our clinical studies may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical study site and the utility of the clinical study itself may be jeopardized. Clinical study sites, CROs, and manufacturing sites may be inspected for compliance with cGCP or cGMP. Any questions about data integrity or significant quality issues could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical studies on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical studies. Enrollment in our clinical studies may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the study protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meet those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical studies will not comply with the protocol or will drop out of the studies before completion. In addition, unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical studies, could delay the commencement or rate of completion of our clinical studies. Furthermore, any negative results we or a collaboration partner may report in clinical studies of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical studies of that same product candidate. Similarly, negative or positive results reported by our competitors about their products or product candidates may negatively affect patient recruitment, enrollment or retention in our clinical studies. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll or retain patients into our clinical studies, delaying or potentially preventing us from completing clinical studies. Delays or failures in planned patient recruitment, enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.
The results of our clinical studies may not support our proposed claims for our product candidates. The results of previous clinical studies may not be predictive of future results, and interim or top-line data may be subject to change or qualification based on the complete analysis of data.
Even if our clinical studies are completed as planned, we cannot be certain that their results will support the efficacy or safety of our product candidates. For example, product candidates may not meet the criteria for success for their primary endpoint specified in the statistical analysis plan, highlighting the importance of appropriate selection of the primary endpoint, statistical powering of a clinical study, and diligent oversight of the treatment compliance of those patients enrolled into the study. Success in nonclinical testing and early clinical studies does not ensure that later clinical studies will be successful, and we cannot be sure that the results of later clinical studies will replicate the results of prior clinical studies and nonclinical testing. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical study as a whole will be successful. In addition, the FDA may not agree that clinical study results are sufficient for approval for any product candidate, or even if approved, may not support a label that is capable of competing with existing treatments. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after having achieved promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Positive results from any of our clinical studies may not be predictive of the results of any of our other ongoing and potential future clinical studies, and there can be no assurance that the results of studies conducted by third parties will be viewed favorably or are indicative of our own future study results. We may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review, audit, and verification of the data related to the particular study. We make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated.
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
Reported data or other clinical development announcements by Takeda, its partners or sublicensees, or by our collaboration partners, including Pfizer and Richter, may adversely affect our commercialization of our drug products and our clinical development plans.
Takeda, its partners and sublicensees, and our collaboration partners, Pfizer and Richter, may be involved in the further clinical development of relugolix. Favorable announcements by Takeda, Pfizer or Richter do not guarantee that the results of our clinical studies will also be favorable as the designs of our clinical studies may differ from those of Takeda, Pfizer or Richter. Further, if clinical study or post-marketing adverse events regarding relugolix are reported, or subsequent announcements by our partners regarding relugolix are unfavorable, it could negatively impact our commercialization of drug products, and our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. For example, Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of the FDA’s (or other regulatory authority) evaluation. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals for our product candidates, our ability to generate net product revenue will be materially impaired.
We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We and our collaboration partners are not permitted to market our product candidates in the U.S. until we receive approval of NDAs or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries. Obtaining approval of an NDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates. The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Obtaining approval of an NDA from the FDA or a regulatory approval from a regulatory authority outside the U.S. is an expensive process. The submission of NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. We may incur additional costs in the future for our anticipated regulatory submissions, including the fees associated with NDA and foreign equivalent submissions.
Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of our product candidates for the specified indication. The process of responding to the FDA or other regulatory authorities’ information requests in the review process, potentially preparing for and appearing at a public advisory committee or oral hearing, and preparing our manufacturers and investigators to successfully complete inspections by the FDA or other regulatory authorities during the approval process requires significant human and financial resources. If the information from our completed clinical studies is insufficient to support regulatory approvals, we may have to complete ongoing or additional clinical studies.
We rely on third-party CROs and consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approvals or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate net product revenue. Despite efforts at compliance, from time to time, we or our partners may receive notices of manufacturing, quality-related, or other observations following inspections by regulatory authorities, as well as official agency correspondence regarding compliance. For example, in June 2020, Takeda received a warning letter from the FDA which indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following its routine inspection of aseptic finished pharmaceuticals manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (“Hikari Facility”). Although this matter was resolved in October 2021, this warning letter required us to remove the Hikari Facility as a manufacturing site from our NDA submissions and to rely on the alternate contract manufacturing organization (“CMO”) listed in the NDA (i.e., Excella) to a greater extent than we had originally planned. We are procuring the commercial relugolix drug substance for U.S. ORGOVYX and MYFEMBREE solely from Excella, pursuant to the Commercial Manufacturing and Supply Agreement we have with Excella. We also face the risk that Excella or our other CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for our commercialization, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation, or other reasons, our development plans and commercialization of our product candidates could be significantly delayed or otherwise adversely affected.

Even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.
To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval for a product candidate by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We are reliant, in part, upon the regulatory expertise of Richter to gain approval for certain drug products in the licensed territories and are completely reliant on Richter to generate net product revenue in the territories licensed to Richter. For example, in July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO for moderate to severe symptoms of uterine fibroids in adult women of reproductive age for use in the European Union and the United Kingdom, respectively. We will rely on Richter to successfully commercialize it in Europe. If we or Richter fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Adverse events associated with our product candidates could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval.
Adverse events associated with our product candidates, including relugolix combination therapy for endometriosis or MVT-602 could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical studies for our product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.
We are required to monitor the safety and efficacy of ORGOVYX, MYFEMBREE and RYEQO and any other products candidates that are approved by the FDA or other regulatory authorities. We are subject to ongoing regulatory requirements to submit safety and other post-marketing information and reports, including adverse event reporting. Post-marketing adverse events related to ORGOVYX and MYFEMBREE could negatively impact our commercialization plans for these products and could negatively impact the clinical development of our product candidates.
If any of our approved drug products cause, or any of our product candidates are approved and then cause, serious or unexpected side effects, a number of potentially significant negative consequences could result, including:
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
Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA does not regulate the behavior of physicians in their choice of treatments and physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. However, regulatory authorities, including the FDA, impose stringent restrictions on manufacturers’ communications regarding off-label use of their products, and if regulatory authorities believe that we are in violation of these restrictions, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S., and other comparable regulations in foreign jurisdictions, relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorney Generals, and other foreign regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers, patient support service providers, charitable organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others, the federal Anti-Kickback Statute, the federal false claims laws, HIPAA, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, the federal Physician Payments Sunshine Act, and analogous state fraud and abuse, data privacy, and transparency laws.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare Part D, Medicaid, and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price, and other harm to our business, financial condition, and results of operations. Defending against any such actions can be costly, time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.
At the state level, individual states in the U.S. have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
Risks Related to Our Dependence on Third Parties
We are dependent upon our relationships with collaboration partners to further develop, fund, manufacture, and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration partner terminates its collaboration agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration partner to perform its duties under its collaboration agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.
On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the Co-Promotion Territory. In addition to the Pfizer Collaboration and License Agreement, we have entered into collaboration arrangements with other collaboration partners. On August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX for prostate cancer, MYFEMBREE for uterine fibroids, and MYFEMBREE for endometriosis, if approved, in the U.S. On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which, among other things, Richter will be responsible for all commercialization activities for RYEQO for the treatment of women with uterine fibroids and relugolix combination tablet for endometriosis (if approved) in certain territories outside of the U.S.
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
•adverse decisions by a collaboration partner regarding the amount and timing of resource expenditures for the commercialization, distribution, and sale of our drug products;
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
•possible disagreements with a collaboration partner as to the timing, nature, and extent of our development plans or distribution and sales and marketing plans; and
•the financial returns to us, if any, under our collaboration agreements with Pfizer and Richter, depend in large part on the achievement of milestones and generation of product sales, and if Pfizer or Richter fail to perform or satisfy their obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.
Due to these factors and other possible disagreements with our collaboration partners, we may be delayed or prevented from further developing, manufacturing or commercializing our drug products or our product candidates or we may become involved in litigation or arbitration, which would be time-consuming and expensive.
If any collaboration partner were to terminate our collaborative relationship with it unilaterally, we would need to undertake development, commercialization or distribution or sale activities for our drug products and product candidates solely at our own expense, and/or seek one or more other partners for some or all of these activities in the U.S. or worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for our drug products and our product candidates, and could prevent us from effectively commercializing our drug products and our product candidates. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our relationships with our current collaboration partners.
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
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if those suppliers are not approved or the qualification of a new supplier is required. For example, the receipt by Takeda of the warning letter described in the Risk Factor titled, “We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to other negative circumstances, it may result in a delay in our ability to develop and commercialize our products,” has caused us to remove the Hikari Facility as a manufacturing site from our NDA submissions and to rely on our Commercial Manufacturing and Supply Agreement with Excella to a greater extent than we had originally planned. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with cGMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities both prior to and following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations, issue import restrictions or other cGMP or regulatory action that could affect our ability to obtain materials from such supplier. If the manufacturing operations of any single suppliers for any of our products are adversely affected or suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of materials from our suppliers was interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical studies. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake or a pandemic, equipment failure or other difficulty, may negatively impact our development and commercialization efforts. If we were to encounter any of these difficulties, our ability to provide our products, if approved, and product candidates to patients would be jeopardized.
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
We and our CROs are required to comply with current GLP and GCP regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development, respectively. The regulatory authorities enforce GCP regulations through periodic inspections of clinical study sponsors, CROs, and clinical study sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical studies, we remain responsible for ensuring that each of our nonclinical studies and clinical studies is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we, our CROs or clinical study sites fail to comply with current GCP requirements, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical studies before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical studies, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as the sponsor of those studies.
While we have agreements governing their activities, our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase, and our ability to generate revenue could be delayed.
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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development of our product candidates and commercialization of our drug products and any future product candidate.
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
We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time-consuming, and unsuccessful.
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
Third parties may also raise similar validity claims before the USPTO in post-grant proceedings, such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.
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
The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.
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
Because we expect to rely on third parties to manufacture our drug products and other clinical study materials, and any future product candidates, and we expect to collaborate with third parties on the development of relugolix, MVT-602, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our partnerships, market access, distribution or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
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
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority must approve all issues and transfers of shares of a Bermuda exempted company. However, the Bermuda Monetary Authority has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes the NYSE. Additionally, we have sought and have obtained a specific permission from the Bermuda Monetary Authority for the issue and transfer of our common shares up to the amount of our authorized capital from time to time, and options, warrants, depository receipts, rights, loan notes, debt instruments, and our other securities to persons resident and non-resident for exchange control purposes without the need for prior approval of such issue or transfer. The general permission or the specific permission would cease to apply if we were to cease to be listed on the NYSE or another appointed stock exchange.
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
If we are unable to maintain proper and effective internal control over financial reporting and disclosure controls and procedures, investor confidence in our company and, as a result, the value of our common shares, may be adversely affected.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are also required to include in our upcoming Annual Report on Form 10-K an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, which could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access the capital markets.
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
Volatility in our common share price could subject us to securities class action litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Fifth Amended and Restated Bye-Laws.	10-Q	001-37929	3.3	02/10/2020
10.1	†+	Employment Agreement, dated as of August 12, 2021, by and between Uneek Mehra and Myovant Sciences, Inc.
10.2	†+	Separation Agreement and General Release, dated as of August 11, 2021, by and between Frank Karbe and Myovant Sciences, Inc.
10.3	†*	Letter Agreement, dated July 27, 2021, by and between Myovant Sciences GmbH and Pfizer, Inc.
31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

MYOVANT SCIENCES LTD.

By:	/s/ Uneek Mehra
Uneek Mehra (Duly Authorized Officer and Principal Financial Officer)
Date: October 26, 2021