Form 10-Q
period 2021-12-31
Myovant Sciences Ltd.
filed 2022-01-26
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on January 21, 2022 was 93,904,902.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2021

In this Quarterly Report on Form 10-Q (“Quarterly Report”), “Myovant,” “the Company,” “we,” “us” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries.
This Quarterly Report may contain references to our proprietary intellectual property, including among others, trademarks for our products, ORGOVYX® and MYFEMBREE®.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$457,742	$674,493
Accounts receivable, net	18,910	3,570
Marketable securities	70,020	10,435
Inventories	6,737	2,611
Prepaid expenses and other current assets	20,795	13,536
Amount due from related party	550	—
Total current assets	574,754	704,645
Property and equipment, net	2,952	3,300
Operating lease right-of-use asset	8,405	9,655
Other assets	18,181	7,427
Total assets	$604,292	$725,027
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$12,130	$17,809
Accrued expenses and other current liabilities	58,423	44,612
Share-based compensation liabilities	2,724	21,636
Deferred revenue	100,564	100,564
Amounts due to Pfizer	37,727	1,954
Cost share advance from Pfizer	55,026	92,415
Operating lease liability	2,052	1,807
Amounts due to related parties	391	543
Total current liabilities	269,037	281,340
Deferred revenue, non-current	400,849	397,369
Cost share advance from Pfizer, non-current	—	29,447
Long-term operating lease liability	7,618	9,189
Long-term debt, less current maturities (related party)	358,700	358,700
Other liabilities	371	2,947
Total liabilities	1,036,575	1,078,992
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Common shares, $0.000017727 par value, 564,111,242 shares authorized; 93,658,206 and 91,000,869 issued and outstanding at December 31, 2021 and March 31, 2021, respectively	2	2
Additional paid-in capital	777,844	709,466
Accumulated other comprehensive loss	(17,285)	(17,285)
Accumulated deficit	(1,192,844)	(1,046,148)
Total shareholders’ deficit	(432,283)	(353,965)
Total liabilities and shareholders’ deficit	$604,292	$725,027
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$29,268	$—	$61,885	$—
Pfizer collaboration revenue	25,172	1,379	79,853	1,379
Richter license and milestone revenue	—	—	31,667	33,333
Total revenues	54,440	1,379	173,405	34,712
Operating costs and expenses:
Cost of product revenue	4,243	—	7,897	—
Collaboration expense to Pfizer	12,086	—	25,912	—
Research and development	25,726	30,453	82,886	115,160
Selling, general and administrative (1)	72,125	49,243	192,118	103,387
Total operating costs and expenses	114,180	79,696	308,813	218,547
Loss from operations	(59,740)	(78,317)	(135,408)	(183,835)
Interest expense (2)	3,479	2,609	10,478	6,908
Interest income	(70)	(32)	(248)	(178)
Foreign exchange gain	—	(5,891)	—	(16,178)
Loss before income taxes	(63,149)	(75,003)	(145,638)	(174,387)
Income tax expense (benefit)	296	(1,154)	1,058	(616)
Net loss	$(63,445)	$(73,849)	$(146,696)	$(173,771)
Net loss per common share — basic and diluted	$(0.68)	$(0.82)	$(1.59)	$(1.94)
Weighted average common shares outstanding — basic and diluted	93,474,985	90,096,557	92,514,657	89,715,160
(1) Includes $1,337 and $3,784 of related party expense (inclusive of third-party pass-through costs) for the three and nine months ended December 31, 2021, respectively. Includes $1,671 and $3,076 of related party expense (inclusive of third-party pass-through costs) for the three and nine months ended December 31, 2020, respectively (see Note 5).
(2) Includes $2,871 and $8,660 of interest expense under the Sumitomo Dainippon Pharma Loan Agreement for the three and nine months ended December 31, 2021, respectively. Includes $2,569 and $6,868 of interest expense under the Sumitomo Dainippon Pharma Loan Agreement for the three and nine months ended December 31, 2020, respectively (see Note 5).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited; in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(63,445)	$(73,849)	$(146,696)	$(173,771)
Other comprehensive loss:
Foreign currency translation adjustment	—	(5,745)	—	(15,639)
Total other comprehensive loss	—	(5,745)	—	(15,639)
Comprehensive loss	$(63,445)	$(79,594)	$(146,696)	$(189,410)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2021	91,000,869	$2	$709,466	$(17,285)	$(1,046,148)	$(353,965)
Share-based compensation	—	—	11,262	—	—	11,262
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	1,862	—	—	1,862
Share-based compensation reclassified to current liabilities	—	—	(1,377)	—	—	(1,377)
Issuance of shares upon exercise of stock options and release of restricted stock units	941,774	—	4,252	—	—	4,252
Net loss	—	—	—	—	(61,660)	(61,660)
Balance at June 30, 2021	91,942,643	2	725,465	(17,285)	(1,107,808)	(399,626)
Share-based compensation	—	—	11,863	—	—	11,863
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	16,297	—	—	16,297
Share-based compensation reclassified to current liabilities	—	—	(915)	—	—	(915)
Issuance of shares upon exercise of stock options and release of restricted stock units and performance share units	1,135,146	—	11,045	—	—	11,045
Net loss	—	—	—	—	(21,591)	(21,591)
Balance at September 30, 2021	93,077,789	2	763,755	(17,285)	(1,129,399)	(382,927)
Share-based compensation	—	—	7,199	—	—	7,199
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	2,491	—	—	2,491
Share-based compensation reclassified to current liabilities	—	—	554	—	—	554
Issuance of shares upon exercise of stock options and release of restricted stock units	580,417	—	2,565	—	—	2,565
Capital contribution - other	—	—	1,280	—	—	1,280
Net loss	—	—	—	—	(63,445)	(63,445)
Balance at December 31, 2021	93,658,206	$2	$777,844	$(17,285)	$(1,192,844)	$(432,283)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2020	89,833,998	$2	$684,381	$(1,646)	$(791,014)	$(108,277)
Share-based compensation	—	—	7,812	—	—	7,812
Issuance of shares upon exercise of stock options and release of restricted stock units	303,014	—	2,190	—	—	2,190
Foreign currency translation adjustment	—	—	—	(3,475)	—	(3,475)
Net loss	—	—	—	—	(32,860)	(32,860)
Balance at June 30, 2020	90,137,012	2	694,383	(5,121)	(823,874)	(134,610)
Share-based compensation	—	—	6,924	—	—	6,924
Issuance of shares upon exercise of stock options and release of restricted stock units and performance share units	443,991	—	1,388	—	—	1,388
Foreign currency translation adjustment	—	—	—	(6,419)	—	(6,419)
Net loss	—	—	—	—	(67,062)	(67,062)
Balance at September 30, 2020	90,581,003	2	702,695	(11,540)	(890,936)	(199,779)
Share-based compensation	—	—	7,010	—	—	7,010
Issuance of shares upon exercise of stock options and release of restricted stock units and performance share units	289,039	—	1,706	—	—	1,706
Foreign currency translation adjustment	—	—	—	(5,745)	—	(5,745)
Net loss	—	—	—	—	(73,849)	(73,849)
Balance at December 31, 2020	90,870,042	$2	$711,411	$(17,285)	$(964,785)	$(270,657)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(146,696)	$(173,771)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	30,324	21,746
Depreciation	1,062	686
Non-cash interest expense	1,818	40
Foreign currency transaction gain	—	(16,178)
Amortization of operating lease right-of-use assets	1,250	1,101
Other	9	538
Changes in operating assets and liabilities:
Accounts receivable	(15,340)	—
Inventories	(4,126)	—
Prepaid expenses and other current assets	(7,259)	89
Amount due from related party	(550)	—
Other assets	(3,641)	(1,309)
Accounts payable	(5,679)	(2,977)
Interest payable (related party)	—	(15)
Accrued expenses and other current liabilities	13,811	15,317
Deferred revenue	3,480	478,908
Amounts due to Pfizer	35,773	—
Cost share advance from Pfizer	(68,654)	138,800
Operating lease liabilities	(1,326)	(1,112)
Amounts due to related parties	(152)	628
Other liabilities	(2,576)	1,080
Net cash (used in) provided by operating activities	(168,472)	463,571
Cash flows from investing activities:
Purchases of marketable securities	(118,837)	(47,562)
Maturities of marketable securities	59,252	18,235
Purchases of property and equipment	(723)	(1,036)
Net cash used in investing activities	(60,308)	(30,363)
Cash flows from financing activities:
Capital contribution- other	1,280	—
Proceeds from related party debt financing	—	200,000
Proceeds from stock option exercises	17,862	5,284
Net cash provided by financing activities	19,142	205,284
Net change in cash, cash equivalents and restricted cash	(209,638)	638,492
Cash, cash equivalents and restricted cash, beginning of period	677,480	78,018
Cash, cash equivalents and restricted cash, end of period	$467,842	$716,510
Supplemental Disclosures of Non-Cash Financing Information:
Change in fair value of share-based awards recorded to additional paid-in capital	$1,738	$—
Reclassification of share-based compensation liabilities to additional paid-in capital upon settlement of awards	$20,650	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a healthcare company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, the Company has two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union and United Kingdom, respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In September 2021, the FDA accepted the Company’s supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis, setting a target action date of May 6, 2022. MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. Relugolix (120 mg) is also under regulatory review in Europe for men with advanced prostate cancer. The Company is also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since its inception, the Company has funded its operations primarily from the issuance and sale of its common shares, from debt financing arrangements, and more recently from the upfront and regulatory milestone payments it received from Pfizer Inc. (“Pfizer”) and Gedeon Richter Plc. (“Richter”) and net revenue generated from sales of ORGOVYX and MYFEMBREE in the U.S. The Company began generating product revenue from the sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively.
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of December 31, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 50,041,181, or approximately 53.4%, of the Company’s outstanding common shares.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) reflect all adjustments necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of December 31, 2021 and March 31, 2021, and its condensed consolidated statements of operations, comprehensive loss, and shareholders’ deficit for the three and nine months ended December 31, 2021 and 2020, and its condensed consolidated statements of cash flows for the nine months ended December 31, 2021 and 2020. The March 31, 2021 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The results for interim periods are not necessarily indicative of results for the entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2021.

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

On an ongoing basis, the Company’s management evaluates its estimates, including those related to valuation of inventories, impairment testing for long-lived-assets, variables used in calculating the fair value of the Company’s equity awards, expected achievement of performance-based vesting criteria for equity awards, variable consideration and other relevant inputs impacting the gross and net revenue recognition, contingent liabilities, recoverability of deferred tax assets, determination of lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, that are not readily apparent from other sources. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows.
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
Reclassifications
Certain reclassifications have been made to the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2020 to place them on a comparable basis with the nine months ended December 31, 2021 regarding the presentation of amortization of operating lease right-of-use assets of $1.1 million. The reclassification had no effect on the previously reported results of operations. The reclassification had no effect on previously reported cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.
Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $527.8 million in cash, cash equivalents, and marketable securities. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report.
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
As of December 31, 2021, the Company had approximately $41.3 million of borrowing capacity available to it under the Sumitomo Dainippon Pharma Loan Agreement (see Note 5(A)). As of the date of issuance of this Quarterly Report, the Company is also eligible to earn up to $3.6 billion and $122.5 million of additional milestone payments from Pfizer and Richter pursuant to the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement, respectively, as well as potential royalty payments on net sales under the Richter Development and Commercialization Agreement. See Note 8 for additional information about the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement.

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
As of December 31, 2021 and 2020 potentially dilutive securities were as follows:

	December 31,
	2021	2020
Stock options	7,512,729	8,221,197
Restricted stock awards (unvested)	—	564,111
Restricted stock units and performance stock units (unvested)	4,543,929	3,791,682
Warrants	73,710	73,710
Total	12,130,368	12,650,700
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
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022. The Company’s outstanding debt with Sumitomo Dainippon Pharma bears a variable interest rate that is indexed off of 3-month LIBOR, for which publication is expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, the Company and Sumitomo Dainippon Pharma will negotiate in good faith to select an alternative interest rate in accordance with the Sumitomo Dainippon Pharma Loan Agreement. The Company has not yet adopted this guidance and is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
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
Note 2—Revenue Components
The following table provides information about the Company’s revenues for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Product revenue, net:
ORGOVYX	$24,393	$—	$53,535	$—
MYFEMBREE	2,429	—	4,133	—
Richter product supply and royalties	2,446	—	4,217	—
Total product revenue, net	29,268	—	61,885	—
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	1,379	62,922	1,379
Amortization of regulatory milestone	4,198	—	16,931	—
Total Pfizer collaboration revenue	25,172	1,379	79,853	1,379
Richter license and milestone revenue	—	—	31,667	33,333
Total revenues	$54,440	$1,379	$173,405	$34,712
The Company began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. The Company records product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. For the three and nine months ended December 31, 2021, product revenue, net also includes revenues related to product supply to Richter to support their European launches of $2.3 million and $4.1 million, respectively, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.1 million and $0.2 million, respectively. There were no such revenues recorded in the comparable prior year periods.
Pfizer collaboration revenue for the three and nine months ended December 31, 2021 consists of the partial recognition of the upfront payment the Company received from Pfizer upon entering into the Pfizer Collaboration and License Agreement in December 2020 and of the regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. Pfizer collaboration revenue for the three and nine months ended December 31, 2020 consists of the partial recognition of the upfront payment the Company received from Pfizer in December 2020.
Richter license and milestone revenue for the nine months ended December 31, 2021 was $31.7 million, consisting of the recognition of a $15.0 million regulatory milestone payment from Richter that was triggered upon the European Commission approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of the Company’s delivery of the remaining substantive relugolix combination tablet data packages to Richter. Richter license and milestone revenue for the nine months ended December 31, 2020 consists of the recognition of $33.3 million of the upfront and regulatory milestone payments the Company received from Richter in March and April 2020, respectively. There was no Richter license and milestone revenue for the three months ended December 31, 2021 and 2020.
See Note 8 for additional information regarding the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement.

Note 3—Certain Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
The following represents a reconciliation of cash and cash equivalents in the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$457,742	$713,523
Restricted cash	10,100	2,987
Total cash, cash equivalents and restricted cash	$467,842	$716,510
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash (maturity of three months or less at the time of purchase). Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use and are included in other assets on the unaudited condensed consolidated balance sheets. As of December 31, 2021, restricted cash includes approximately $7.1 million that is held in an escrow fund for use by Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Dainippon Pharma, to manage payments for rebates, chargebacks, and similar fees pursuant to the Market Access Services Agreement (see Note 5(C)).
Inventories
As of December 31, 2021 and March 31, 2021, inventories consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Raw materials	$823	$1,390
Work in process	1,405	773
Finished goods	4,509	448
Total inventories	$6,737	$2,611
Accrued Expenses and Other Current Liabilities
As of December 31, 2021 and March 31, 2021, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Accrued compensation-related expenses	$22,201	$20,571
Accrued sales discounts, rebates, and allowances	15,549	1,315
Accrued R&D expenses	6,463	8,544
Accrued commercial expenses	8,309	7,770
Accrued other expenses	5,259	5,315
Accrued professional fees	642	935
Deferred product revenue	—	162
Total accrued expenses and other current liabilities	$58,423	$44,612
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

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2021
Assets:
Money market funds (1)	$129	$—	$—	$129
Commercial paper (2)	—	215,635	—	215,635
Corporate bonds (3)	—	4,000	—	4,000
Total assets	$129	$219,635	$—	$219,764
Liabilities:
Share-based compensation liabilities - stock options (4)	$—	$2,724	$—	$2,724
Total liabilities	$—	$2,724	$—	$2,724

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Assets:
Money market funds (1)	$36,903	$—	$—	$36,903
Commercial paper (2)	—	21,689	—	21,689
U.S. agency securities (1)	—	10,000	—	10,000
Municipal bonds (3)	—	1,417	—	1,417
Total assets	$36,903	$33,106	$—	$70,009
Liabilities:
Share-based compensation liabilities - stock options (4)	$—	$12,113	$—	$12,113
Share-based compensation liabilities - common shares (5)	9,523	—	—	9,523
Total liabilities	$9,523	$12,113	$—	$21,636
(1) Included in cash and cash equivalents.
(2) Includes $149.6 million in cash and cash equivalents and $66.0 million in marketable securities as of December 31, 2021. Includes $12.7 million in cash and cash equivalents and $9.0 million in marketable securities as of March 31, 2021.
(3) Included in marketable securities.

(4) Includes 390,083 and 1,281,803 outstanding stock options remeasured using the Black-Scholes option-pricing model as of December 31, 2021 and March 31, 2021, respectively. See Note 7(D).
(5) As of March 31, 2021, includes 462,705 common shares remeasured using the Company’s March 31, 2021 closing market price of $20.58 per common share. See Note 7(D).
The following table includes information regarding the Company’s share-based compensation liabilities (a current liability) for the nine months ended December 31, 2021 (in thousands):

March 31, 2021	$21,636
Change in fair value	1,738
Settlements	(20,650)
December 31, 2021	$2,724
The fair value of the share-based compensation liabilities related to outstanding stock options was estimated as of December 31, 2021 and March 31, 2021, respectively, using the Black-Scholes option-pricing model and the following assumptions:

	December 31, 2021	March 31, 2021
Expected common share price volatility	60.8%	72.9%
Expected risk free interest rate	0.06%	0.06%
Expected term, in years	0.03	0.78
Expected dividend yield	—%	—%
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company recorded the cost share advance from Pfizer, which is included in Level 2 of the fair value hierarchy, at its estimated fair value as of the transaction date. As discussed in Note 8(B), on the transaction date, the cost share advance from Pfizer was discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance is expected to be utilized. The recorded amount has been and will continue to be reduced each reporting period by the amount of Allowable Expenses applied to the cost share advance. There were no non-recurring fair value assets as of December 31, 2021 and March 31, 2021.
Note 5—Related Party Transactions
As of December 31, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 50,041,181, or approximately 53.4%, of the Company’s outstanding common shares. The Company has agreements with Sumitovant, Sumitomo Dainippon Pharma, and their affiliates, including Sunovion, a subsidiary of Sumitomo Dainippon Pharma. Certain of these agreements are described below.
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
Loans under the Sumitomo Dainippon Pharma Loan Agreement bear interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. Publication of 3-month LIBOR is currently expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, the Company and Sumitomo Dainippon

Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The Company’s obligations under the Sumitomo Dainippon Pharma Loan Agreement are fully and unconditionally guaranteed by the Company and its subsidiaries. The loans and other obligations are senior unsecured obligations of the Company, MSG, and subsidiary guarantees. The Sumitomo Dainippon Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants.
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
As of December 31, 2021, approximately $41.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Dainippon Pharma Loan Agreement and the outstanding loan balance of $358.7 million is classified as a long-term liability on the unaudited condensed consolidated balance sheet under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Dainippon Pharma Loan Agreement was $2.9 million and $8.7 million for the three and nine months ended December 31, 2021, respectively, and $2.6 million and $6.9 million for the three and nine months ended December 31, 2020, respectively, and is included interest expense in the unaudited condensed consolidated statements of operations.
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

(B) Sumitovant
On May 18, 2020, the Company and Sumitovant entered into a consulting agreement, as amended on November 9, 2020, pursuant to which Sumitovant provided consulting services to the Company and its subsidiaries to support commercial planning, commercial launch, and implementation activities. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of the Company’s board of directors, provided services to the Company on behalf of Sumitovant under this agreement. For the three and nine months ended December 31, 2020, the Company incurred $0.2 million and $0.5 million respectively, of expense under this consulting agreement, which are included in selling, general and administrative (“SG&A”) expenses in the unaudited condensed consolidated statements of operations. The term of the consulting agreement with Sumitovant expired on March 31, 2021.
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
As consideration for the services, MSG has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion to manage payments for rebates, chargebacks and similar fees (see Note 3). For the three and nine months ended December 31, 2021, the Company incurred $1.3 million and $3.8 million of expense under this agreement (inclusive of third-party pass-through costs billed to the Company), which is included in SG&A expenses in the unaudited condensed consolidated statements of operations. For the three and nine months ended December 31, 2020, the Company incurred $1.4 million and $2.5 million, respectively, of expense under this agreement (inclusive of third-party pass-through costs billed to the Company), which is included in SG&A expenses in the unaudited condensed consolidated statements of operations.
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
Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s income tax expense is primarily based on income taxes in the U.S. for federal, state and local taxes. The Company’s effective tax rate for the three and nine months ended December 31, 2021 was (0.47)% and (0.73)%, respectively. The Company’s effective tax rate for the three and nine months ended December 31, 2020 was 1.54% and 0.35%, respectively. The Company’s effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
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
In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it had on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of December 31, 2021, the Company has deferred $0.9 million of employer payroll taxes, which is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.
Note 7—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2016 Equity Incentive Plan (“Equity Incentive Plan”) and the Myovant Sciences Ltd. 2020 Inducement Plan (“Inducement Plan”) (collectively, the “Equity Plans”). As of December 31, 2021, there were approximately 2.4 million and less than 0.1 million common shares available for future issuance under the Equity Incentive Plan and the Inducement Plan, respectively. For additional information about the Company’s Equity Plans, see Note 10, “Share-Based Compensation,” to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 11, 2021.
(A) Stock Options
Activity for stock options for the nine months ended December 31, 2021 is as follows:

Number of Options
Options outstanding at March 31, 2021	8,293,331
Granted	1,178,625
Exercised	(1,579,493)
Forfeited	(379,734)
Options outstanding at December 31, 2021	7,512,729
Options vested and expected to vest at December 31, 2021	7,512,729
Options exercisable at December 31, 2021	4,828,377

(B) Restricted Stock and Performance Stock Units
Activity for restricted stock units and performance stock units for the nine months ended December 31, 2021 is as follows:

Number of Shares
Unvested balance at March 31, 2021	3,571,235
Granted	2,972,148
Vested	(1,077,844)
Forfeited	(921,610)
Unvested balance at December 31, 2021	4,543,929
(C) Share-Based Compensation
Share-based compensation during the three and nine months ended December 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Share-based compensation recognized as:
SG&A expense	$4,173	$3,699	$18,131	$10,686
R&D expense	3,026	3,311	12,193	11,060
Total	$7,199	$7,010	$30,324	21,746
Total unrecognized share-based compensation was approximately $88.8 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of approximately 2.96 years.
(D) Separation Agreement with Former Principal Executive Officer
In January 2021, the Company entered into a Separation and General Release Agreement with its former Principal Executive Officer. Pursuant to the terms of this agreement, all of the former Principal Executive Officer’s then outstanding and unvested equity awards became fully vested. In addition, the post-termination period during which the former Principal Executive Officer may exercise her outstanding stock options was extended to 12 months. The former Principal Executive Officer granted Sumitovant or any Sumitovant affiliate a right of first refusal to purchase her common shares of the Company under certain circumstances and provided the Company and its affiliates a general release of claims.
As a result of the repurchase feature described above, the outstanding awards were reclassified from additional paid-in capital to current liabilities. The share-based compensation liabilities have been and will continue to be remeasured at fair value each reporting period end, with the change in fair value recorded as share-based compensation within SG&A until the stock options are exercised and the common shares are sold to Sumitovant, to the market, or otherwise settled, or the former Principal Executive Officer has held the common shares for a period of at least six months. As of December 31, 2021, a total of 390,083 outstanding stock options remain subject to the right of first refusal. The former Principal Executive Officer’s outstanding stock options were exercisable through January 11, 2022. On January 11, 2022, 331,265 outstanding stock options were canceled and no stock options remain exercisable. As of December 31, 2021 and March 31, 2021, $2.7 million and $21.6 million, respectively, is included in share-based compensation liabilities on the unaudited condensed consolidated balance sheets.
(E) Separation Agreement with Former Principal Financial and Accounting Officer
In August 2021, the Company entered into a Separation Agreement and General Release with its former Principal Financial and Accounting Officer. Pursuant to the terms of this agreement, 25% of the former Principal Financial and Accounting Officer’s then outstanding and unvested equity awards became fully vested. In addition, the post-termination period during which he may exercise his outstanding stock options was extended to six months. The Company recognized share-based compensation within SG&A expenses during the nine months ended December 31, 2021 of approximately $1.3 million, consisting of share-based compensation related to the accelerated vesting of these equity awards and incremental share-based compensation related to the modification of the post-termination exercise period. There was no such expense during the three months ended December 31, 2021.

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
Under the terms of the Richter Development and Commercialization Agreement, the Company will continue to lead global development of relugolix combination tablet. The Company also agreed to assist Richter in transferring manufacturing technology from the Company’s CMOs to Richter to enable Richter to manufacture relugolix combination tablet. The Company agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to the Company’s agreements with its CMOs. Richter will be responsible for local clinical development, manufacturing, and all commercialization activities for its territories. The Company has also granted Richter an option to collaborate with the Company on relugolix combination tablet for future indications in women’s health other than fertility.
The Company determined that the transaction price under the Richter Development and Commercialization Agreement totaled $50.0 million, consisting of the upfront payment of $40.0 million received on March 31, 2020 and a $10.0 million regulatory milestone payment received in April 2020. No other regulatory milestones, sales-related milestones, or royalties on net sales following regulatory approval were included in the transaction price given the substantial uncertainty related to their achievement. The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers. The Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination tablet, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination tablet. In evaluating the appropriate measure for the Company’s performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are delivered to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. Based upon the Company’s assessment of its progress toward delivering relugolix combination tablet clinical and regulatory data packages to Richter, the Company concluded that as of December 31, 2020, it had satisfied approximately two-thirds of the combined performance obligation and recognized $33.3 million of the transaction price as Richter license and milestone revenue during the nine months ended December 31, 2020. The Company recognized the remaining $16.7 million of the transaction price as Richter license and milestone revenue during the nine months ended December 31, 2021, as the Company completed delivery of the remaining substantive relugolix combination tablet data packages to Richter. There was no such revenue recognized in the three months ended December 31, 2021 and 2020.
On July 16, 2021, the European Commission approved RYEQO as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. This approval triggered a $15.0 million regulatory milestone payment from Richter, which the Company recorded as Richter license and milestone revenue during the nine months ended December 31, 2021.
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
(B) Pfizer Collaboration and License Agreement
On December 26, 2020, one of the Company’s subsidiaries, MSG, and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which the Company and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). Pfizer notified the Company on October 22, 2021 of its decision to decline this option.

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
In the U.S., the Company is the principal on all sales transactions with third parties and recognizes 100% of product sales to third parties as revenue from contracts with customers. The Company concluded that based on the principal vs. agent guidance in ASC 606, it has primary responsibility for fulfilling customer orders, controls inventory before it is sold to third party customers, assumes the risk of inventory loss, and maintains discretion in establishing product price.
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
Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company has and will continue to bear Pfizer’s share of Allowable Expenses, up to a maximum of $100.0 million for calendar year 2021 and up to a maximum of $50.0 million for calendar year 2022. Any unused portion will carry over into the subsequent calendar years until the Company has assumed in aggregate $150.0 million of Pfizer’s share of the Allowable Expenses.
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
Amounts due to Pfizer as of December 31, 2021 totaling approximately $37.7 million consisted of $12.1 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $25.6 million reimbursement of Allowable Expenses incurred by Pfizer. Amounts due to Pfizer as of March 31, 2021 totaling approximately $1.9 million consisted of $1.8 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX in the U.S. and approximately $0.1 million reimbursement of Allowable Expenses incurred by Pfizer.
The Company determined that the option exercise fee associated with Pfizer’s option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries, did not give rise to a material right since the option fee, coupled with the net royalty payments, reflected its standalone selling price. As such, no separate accounting was required with respect to the option at contract inception. Pfizer notified the Company on October 22, 2021, of its decision to decline this option.
(C) Contract Balances
The following table presents changes in the Company’s contract liabilities during the nine months ended December 31, 2021 (in thousands):

	Balance at March 31, 2021	Additions	Imputed Interest	Deductions	Balance at December 31, 2021
Contract liabilities:
Deferred revenue (1)	$497,933	$100,000	$—	$(96,520)	$501,413
Cost share advance from Pfizer (2)	$121,862	$—	$1,818	$(68,654)	$55,026

(1) Includes $100.6 million and $400.8 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of December 31, 2021. Includes $100.6 million and $397.4 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2021.
(2) Includes $55.0 million presented as current on the unaudited condensed consolidated balance sheet as of December 31, 2021. Includes $92.4 million and $29.4 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2021.
During the nine months ended December 31, 2021, deferred revenue increased by $3.5 million. The net increase was the result of a $100.0 million regulatory milestone from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. The increase in deferred revenue was partially offset by the recognition of $79.8 million of Pfizer collaboration revenue and $16.7 million of Richter license and milestone revenue.
During the nine months ended December 31, 2021, cost share advance from Pfizer decreased by $66.9 million. The decrease was the net result of the application of shared Allowable Expenses incurred by the Company and 50% of reimbursement of Allowable Expenses incurred by Pfizer of $68.7 million (consisting of $23.5 million and $45.2 million in reductions to R&D expenses and SG&A expenses, respectively), partially offset by accretion of the implied financing component of $1.8 million.
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
(D) Takeda Agreements
On April 29, 2016, Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. Pursuant to the license agreement (the “Takeda License Agreement”), Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of relugolix and MVT-602 products in the Company’s territory, subject to certain agreed reductions. As of December 31, 2021 and March 31, 2021, the Company recorded royalties payable to Takeda of $3.6 million and $0.3 million, respectively, which are included in the caption accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Takeda will pay the Company a royalty at the same rate on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones.
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
•our expectations regarding potential partnerships for international rights to relugolix in oncology;
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
Business Overview
We are a healthcare company focused on redefining care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, we have two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union and United Kingdom, respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In September 2021, the FDA accepted our supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis, setting a target action date of May 6, 2022. MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. Relugolix (120 mg) is also under regulatory review in

Europe for men with advanced prostate cancer. We are also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and regulatory milestone payments we received from Pfizer Inc. (“Pfizer”) and Gedeon Richter Plc. (“Richter”) and net revenue generated from sales of ORGOVYX and MYFEMBREE in the U.S. We began generating product revenue from the sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively.
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”). As of December 31, 2021, Sumitovant directly, and Sumitomo Dainippon Pharma indirectly, own 50,041,181, or approximately 53.4%, of our outstanding common shares.
Third Fiscal Quarter Ended December 31, 2021 and Recent Business Updates
Below is a summary of certain events during our third fiscal quarter ended December 31, 2021 and recent business updates. Additional information about our business, our products, and our product candidates is included in Part I. Item 1., “Business,” included in our Annual Report on Form 10-K, filed with the SEC on May 11, 2021.
Products and Product Candidates
•For the three months ended December 31, 2021, we generated net product revenue of $29.3 million, including net revenue from sales of ORGOVYX and MYFEMBREE in the U.S. of $24.4 million and $2.4 million, respectively. For the three months ended December 31, 2021, net product revenue for RYEQO was $2.4 million, composed of $2.3 million related to product supply to Richter to support their European launches and $0.1 million of royalties on net sales of RYEQO in Richter’s Territory.
•The FDA review of our sNDA for MYFEMBREE for the management of moderate to severe pain associated with endometriosis remains on track for a decision by the May 6, 2022 target action date. FDA approval of MYFEMBREE for this indication would trigger a $100.0 million regulatory milestone payment from Pfizer. If approved by May 6, 2022, we and our collaboration partner, Pfizer, expect to launch this indication in the U.S. in May 2022. If approved, this indication would utilize the same dosage, formulation, administration, and branding as MYFEMBREE, which was previously approved by the FDA in May 2021 for the management of heavy menstrual bleeding associated with uterine fibroids.
•Since RYEQO’s regulatory approvals in the European Union and United Kingdom, Richter, our commercialization partner for RYEQO in Europe and certain other international markets, has launched RYEQO in twelve countries.
Corporate
•As of December 31, 2021, we had cash, cash equivalents and marketable securities of $527.8 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report.
•On October 22, 2021, we were notified by Pfizer of its decision to decline the exclusive option for international commercialization and development rights (excluding Canada and certain Asian countries) to relugolix in oncology, as offered under the Pfizer Collaboration and License Agreement. Pfizer’s decision was based on their assessment of their current strategic investment priorities in international markets and does not impact the companies’ collaboration in the U.S. and Canada for ORGOVYX and MYFEMBREE. We are continuing to assess partnership opportunities with multiple interested parties for international commercialization and development rights (excluding Canada and certain Asian countries) to relugolix in oncology. Our goal is to reach agreement with a partner by the anticipated European Commission approval of relugolix for prostate cancer, expected in mid-calendar year 2022.
•Effective on November 5, 2021, Dr. Nancy Valente, M.D. was appointed by Myovant’s Board as an independent director following Ms. Kathleen Sebelius’ retirement from Myovant’s Board. Dr. Valente also became a member of the Audit Committee and the Chair of the Nominating and Corporate Governance Committee of Myovant’s Board.

Expected Upcoming Milestones
The following is a summary of certain of our expected upcoming milestones.
•We expect to submit to the FDA in the first quarter of calendar year 2022, the Phase 3 LIBERTY randomized withdrawal study results for MYFEMBREE in women with uterine fibroids.
•We expect two-year data from the SPIRIT long-term extension study of MYFEMBREE in women with endometriosis-associated pain in the first quarter of calendar year 2022.
•We expect the FDA decision for the MYFEMBREE sNDA seeking approval for the management of moderate to severe pain associated with endometriosis by its May 6, 2022 target action date. FDA approval of MYFEMBREE for this indication would trigger a $100.0 million regulatory milestone payment from Pfizer. If approved by May 6, 2022, we and our collaboration partner, Pfizer, expect to launch in the U.S. for this indication in May 2022.
•We expect the European Commission decision on the advanced prostate cancer Marketing Authorisation Application in mid-calendar year 2022.
•We expect the European Medicines Agency regulatory submission for RYEQO for the treatment of women with endometriosis-associated pain in calendar year 2022. Richter will be the sponsor.
Effects of the COVID-19 Pandemic on our Business
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. Our priorities during the COVID-19 pandemic have been to protect the health and safety of our employees, patients and healthcare providers while continuing our mission to redefine care for women and for men. We believe the safety measures we have taken in response to the COVID-19 pandemic meet or exceed the guidelines established by government and public health officials. Most of our employees worked remotely during much of 2020 and 2021, and many of our employees continue to do so on a part-time or full-time basis, which has required that we devised new ways of working and collaborating, including adopting remote working tools to minimize the disruption to our business activities. In December 2021, we adopted a policy to require proof of vaccination as a condition of employment for all of our U.S.-based employees, subject to medical and religious exemptions or as otherwise required by law.
As of the date of this Quarterly Report, we do not believe that the impact of the COVID-19 pandemic has disproportionately impacted us relative to other companies in which we compete on our ability to advance our clinical studies, our regulatory activities, and our U.S. commercial launch activities for ORGOVYX and MYFEMBREE. We and our collaboration partner, Pfizer, commercially launched ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. To date, our partner, Richter, has launched RYEQO in twelve countries.
We believe that the COVID-19 pandemic continues to have an impact on our commercialization activities that is consistent with other companies in our industry. As a result of the COVID-19 pandemic, there have been changes in the practice of medical care and medical education. For example, many healthcare providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions of the U.S., the ability of commercial and medical affairs field teams to call on healthcare providers was restricted or converted to virtual access. Our oncology sales and medical affairs field teams resumed in-person interactions with healthcare providers in January 2021 and our women’s health sales and medical affairs field teams began in-person interactions with healthcare providers in June 2021. Despite this, some physician’s offices and many hospitals continue to have limited on-site access for pharmaceutical representatives in order to reduce exposure risk for their patients or staff. Conducting these interactions virtually could reduce the number of medical professionals we are able to engage with, limit our ability to engage with important staff members and virtual meetings have been shown to be less impactful than in-person meetings. The cancellation, postponement or virtual formats for medical conferences also limit access to physicians and reduce awareness of information shared at conferences (medical and promotional). In response to the COVID-19 pandemic, healthcare professionals may also reduce staffing and reduce or postpone appointments with patients, or patients may delay, cancel or miss appointments, resulting in fewer prescriptions. Reduced access to healthcare providers may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities and supplementing field activities with additional marketing spend.
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

Future developments regarding COVID-19 remain uncertain and the extent to which the COVID-19 pandemic ultimately impacts our business, financial condition or results of operations will depend on numerous factors, including the magnitude and duration of the pandemic, the distribution, acceptance and effectiveness of COVID-19 vaccines and treatments, the impact of new and potentially more virulent or transmissible variants of the coronavirus (e.g., the Delta and Omicron variants, respectively), the duration of governmental measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which remain uncertain and difficult to predict. Additionally, even after normalcy resumes, there will likely be some permanent changes to how healthcare is provided, how healthcare providers engage with our industry and perhaps how conferences are conducted. None of these changes can be anticipated at this point, nor the potential impact on our business. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity, and future results of operations.
Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part II. Item 1A.
Components of our Results of Operations
Revenues
We currently have two FDA-approved products, ORGOVYX for the treatment of adult patients with advanced prostate cancer and MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids, which generate product revenue in the U.S. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. The gross-to-net discount for ORGOVYX in the third quarter of fiscal 2021 was in the low 40%’s, and we expect it to remain in the low-to-mid 40%’s for the foreseeable future. For the fourth quarter of fiscal 2021, we anticipate the impact of gross-to-net discounts for ORGOVYX to be in line with the third quarter of fiscal 2021. Product revenue, net also includes revenues related to product supply to Richter as well as royalties on net sales of RYEQO in Richter’s Territory.
Our Pfizer collaboration revenue consists of the partial recognition of the upfront payment received from Pfizer upon entering into the Pfizer Collaboration and License Agreement and of the regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids.
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
We currently expect R&D expenses in the fourth quarter of fiscal 2021 to be in line with the third quarter of fiscal 2021. Subsequently, we expect our fiscal year 2022 R&D expenses to increase as compared to projected fiscal year 2021 expenses driven by spending on relugolix lifecycle development programs, such as the Phase 3 SERENE study, as well as post-marketing requirements as agreed upon with the FDA. We expect that certain R&D expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement. See Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Pfizer Collaboration and License Agreement.
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salaries, sales incentive compensation, bonuses, fringe benefits, and share-based compensation for our executive, finance, human resources, legal, information technology, commercial operations, marketing, market access, sales, and other administrative functions. Our SG&A expenses also include marketing programs, patient assistance and support programs for qualified uninsured patients, advertising, conferences, congresses, travel expenses, professional fees for legal, accounting, auditing and tax services, and costs related to rent and facilities, insurance, information technology, commercial operations, and general overhead. Our SG&A expenses also include related party expenses pursuant to our agreements with Sunovion and Sumitovant (see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
We currently expect SG&A expenses for the fourth quarter of fiscal 2021 to decline modestly from the third quarter of fiscal 2021, which included expenses for certain sales and marketing activities that were originally expected to be incurred in the fourth quarter of fiscal 2021. Subsequently, we expect SG&A expenses to be higher in fiscal year 2022 compared to projected fiscal year 2021 due to increasing marketing and promotional expenses to support the ongoing commercialization of ORGOVYX and MYFEMBREE in the U.S. The timing and magnitude of our SG&A expenses are primarily dependent on our commercial success and sales growth of ORGOVYX and MYFEMBREE, as well as the timing of any new indications or product launches and other potential business and operational activities. We expect that certain SG&A expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement. See Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Pfizer Collaboration and License Agreement.
Interest Expense
Our interest expense consists of related party interest expense pursuant to the Sumitomo Dainippon Pharma Loan Agreement, which bears interest at a rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter (see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), and accretion of the financing component of the cost share advance from Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Interest Income
Our interest income consists primarily of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Foreign Exchange Gain
Our foreign exchange gain in the three and nine months ended December 31, 2020 consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign currency exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. Our primary foreign currency exposure has historically been the exchange rate between the Swiss franc and the U.S. dollar.
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
Results of Operations
The following table summarizes our results of operations for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$29,268	$—	$61,885	$—
Pfizer collaboration revenue	25,172	1,379	79,853	1,379
Richter license and milestone revenue	—	—	31,667	33,333
Total revenues	54,440	1,379	173,405	34,712
Operating costs and expenses:
Cost of product revenue	4,243	—	7,897	—
Collaboration expense to Pfizer	12,086	—	25,912	—
Research and development	25,726	30,453	82,886	115,160
Selling, general and administrative	72,125	49,243	192,118	103,387
Total operating costs and expenses	114,180	79,696	308,813	218,547
Loss from operations	(59,740)	(78,317)	(135,408)	(183,835)
Interest expense	3,479	2,609	10,478	6,908
Interest income	(70)	(32)	(248)	(178)
Foreign exchange gain	—	(5,891)	—	(16,178)
Loss before income taxes	(63,149)	(75,003)	(145,638)	(174,387)
Income tax expense (benefit)	296	(1,154)	1,058	(616)
Net loss	$(63,445)	$(73,849)	$(146,696)	$(173,771)

Revenues
The following table provides information about our revenues for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Product revenue, net:
ORGOVYX	$24,393	$—	$53,535	$—
MYFEMBREE	2,429	—	4,133	—
Richter product supply and royalties	2,446	—	4,217	—
Total product revenue, net	29,268	—	61,885	—
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	1,379	62,922	1,379
Amortization of regulatory milestone	4,198	—	16,931	—
Total Pfizer collaboration revenue	25,172	1,379	79,853	1,379
Richter license and milestone revenue	—	—	31,667	33,333
Total revenues	$54,440	$1,379	$173,405	$34,712
We began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. For the three and nine months ended December 31, 2021, product revenue, net also includes revenues related to product supply to Richter to support their European launches of $2.3 million and $4.1 million, respectively, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.1 million and $0.2 million, respectively. There were no such revenues recorded in the comparable prior year periods.
Pfizer collaboration revenue for the three and nine months ended December 31, 2021 consists of the partial recognition of the upfront payment we received from Pfizer upon entering into the Pfizer Collaboration and License Agreement in December 2020 and of the regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. Pfizer collaboration revenue for the three and nine months ended December 31, 2020 consists of the partial recognition of the upfront payment received from Pfizer.
Richter license and milestone revenue for the nine months ended December 31, 2021 was $31.7 million, consisting of the recognition of a $15.0 million regulatory milestone payment from Richter that was triggered upon the European Commission approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of our delivery of the remaining substantive relugolix combination tablet data packages to Richter. Richter license and milestone revenue for the nine months ended December 31, 2020 consists of the recognition of $33.3 million of the upfront and regulatory milestone payments we received from Richter in March and April 2020, respectively. There was no Richter license and milestone revenue for the three months ended December 31, 2021 and 2020.
Cost of Product Revenue
For the three and nine months ended December 31, 2021, our cost of product revenue was $4.2 million and $7.9 million, respectively, which includes the cost of goods sold and royalty expense payable to Takeda. There were no such amounts recognized for the three and nine months ended December 31, 2020.
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

Collaboration Expense to Pfizer
For the three and nine months ended December 31, 2021, our collaboration expense to Pfizer was $12.1 million and $25.9 million, respectively and represents Pfizer’s 50% share of net profits from the sales of ORGOVYX and MYFEMBREE in the U.S. There were no such amounts recognized for the three and nine months ended December 31, 2020.
Research and Development Expenses
For the three months ended December 31, 2021 and 2020, our R&D expenses consisted of the following (in thousands):

	Three Months Ended December 31,
	2021	2020	Change
Program-specific costs:
Relugolix	$6,537	$11,574	$(5,037)
MVT-602	171	—	171
Unallocated costs:
Personnel expense	13,266	11,669	1,597
Share-based compensation	3,026	3,311	(285)
Other expense	2,726	3,899	(1,173)
Total R&D expenses	$25,726	$30,453	$(4,727)
For the nine months ended December 31, 2021 and 2020, our R&D expenses consisted of the following (in thousands):

	Nine Months Ended December 31,
	2021	2020	Change
Program-specific costs:
Relugolix	$19,252	$57,260	$(38,008)
MVT-602	284	239	45
Unallocated costs:
Personnel expense	41,763	35,332	6,431
Share-based compensation	12,193	11,060	1,133
Other expense	9,394	11,269	(1,875)
Total R&D expenses	$82,886	$115,160	$(32,274)
R&D expenses decreased by $4.7 million, to $25.7 million, in the three months ended December 31, 2021 compared to $30.5 million in the three months ended December 31, 2020. The decrease in R&D expenses primarily reflects a reduction in clinical study costs as a result of the completion and wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies, as well as higher cost sharing with Pfizer for certain R&D expenses.
R&D expenses for the three months ended December 31, 2021 consisted primarily of personnel expenses of $13.3 million, program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $6.7 million, share-based compensation of $3.0 million and other unallocated costs of $2.7 million.
R&D expenses for the three months ended December 31, 2020 consisted primarily of program-specific costs composed of personnel expenses of $11.7 million, CRO, drug supply and other study, regulatory, and manufacturing related costs of $11.6 million, share-based compensation of $3.3 million, and other unallocated costs of $3.9 million.
R&D expenses decreased by $32.3 million, to $82.9 million, in the nine months ended December 31, 2021 compared to $115.2 million in the nine months ended December 31, 2020. The decrease in R&D expenses primarily reflects a reduction in clinical study costs as a result of the completion and wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies, as well as higher cost sharing with Pfizer for certain R&D expenses. The decrease also reflects lower regulatory expenses during the nine months ended December 31, 2021, as the prior year period included regulatory submission fees for our NDAs for ORGOVYX for advanced prostate cancer and MYFEMBREE for the uterine fibroids indication. This decrease was partially offset by an increase in medical affairs personnel expenses to support the U.S. launches of ORGOVYX and MYFEMBREE.

R&D expenses for the nine months ended December 31, 2021 consisted primarily of personnel expenses of $41.8 million, program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $19.5 million, share-based compensation of $12.2 million, and other unallocated costs of $9.4 million.
R&D expenses for the nine months ended December 31, 2020 consisted primarily of program-specific costs composed of CRO, drug supply and other study, regulatory, and manufacturing related costs of $57.5 million (which includes fees related to our NDA submissions for MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids and ORGOVYX for adult patients with advanced prostate cancer of $5.8 million), personnel expenses of $35.3 million, share-based compensation of $11.1 million, and other unallocated costs of $11.3 million.
Selling, General and Administrative Expenses
SG&A expenses increased by $22.9 million, to $72.1 million, in the three months ended December 31, 2021 compared to $49.2 million in the three months ended December 31, 2020, primarily due to higher expenses to support the U.S commercial launches of ORGOVYX and MYFEMBREE, including higher personnel expenses primarily related to the hiring of our commercial operations, marketing, and market access teams, and our oncology and women’s health sales forces.
SG&A expenses for the three months ended December 31, 2021 consisted primarily of personnel expenses of $30.1 million, commercial expenses of $24.6 million, general overhead, administrative and information technology expenses of $8.4 million, share-based compensation of $4.2 million, professional service fees of $2.2 million, related party expenses of $1.3 million related to our Market Access Services Agreement with Sunovion, and rent and other facilities-related costs of $1.4 million. SG&A expenses are presented net of costs shared with Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement.
SG&A expenses for the three months ended December 31, 2020 consisted primarily of commercial operations expenses of $16.6 million, personnel expenses of $15.0 million, general overhead, administrative and information technology expenses of $8.4 million, share-based compensation of $3.7 million, professional service fees of $3.0 million, and rent and other facilities-related costs of $0.8 million. For the three months ended December 31, 2020, SG&A expenses also includes $1.7 million of related party expenses pursuant to our agreements with Sumitovant and Sunovion.
SG&A expenses increased by $88.7 million, to $192.1 million, in the nine months ended December 31, 2021 compared to $103.4 million in the nine months ended December 31, 2020, primarily due to higher expenses related to commercial activities to support the U.S commercial launches of ORGOVYX and MYFEMBREE as well as higher personnel expenses primarily related to the hiring of our commercial operations, marketing, and market access teams, and our oncology and women’s health sales forces, and other general overhead, administrative, and information technology expenses to support our organizational growth. SG&A expenses in the nine months ended December 31, 2021 includes incremental share-based compensation related to our former Principal Executive Officer’s and our former Principal Financial Officer’s equity awards as discussed further in Note 7(D) and Note 7(E), respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
SG&A expenses for the nine months ended December 31, 2021 consisted primarily of personnel expenses of $85.0 million, commercial expenses of $47.3 million, general overhead, administrative and information technology expenses of $29.0 million, share-based compensation of $18.1 million, legal and professional service fees of $5.6 million, related party expenses of $3.8 million related to our Market Access Services Agreement with Sunovion, and rent and other facilities-related costs of $3.3 million. SG&A expenses are presented net of costs shared with Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement.
SG&A expenses for the nine months ended December 31, 2020 consisted primarily of commercial operations expenses of $32.2 million, personnel expenses of $31.2 million, general overhead, administrative and information technology expenses of $17.4 million, shared-based compensation of $10.7 million, professional service fees of $6.3 million, and rent and other facilities-related costs of $2.5 million. For the nine months ended December 31, 2020, SG&A expenses also includes $3.1 million of related party expenses pursuant to our agreements with Sumitovant and Sunovion.
Interest Expense
Interest expense was $3.5 million and $10.5 million for the three and nine months ended December 31, 2021, respectively, compared to $2.6 million and $6.9 million for the three and nine months ended December 31, 2020, respectively, and was primarily related to the Sumitomo Dainippon Pharma Loan Agreement. The increase in interest expense related to the Sumitomo Dainippon Pharma Loan Agreement was primarily driven by a higher balance in the current year periods. Interest expense for the three and nine months ended December 31, 2021 also includes $0.6 million and $1.8 million, respectively, of accretion of the financing component of the cost share advance from Pfizer. There was less than $0.1 million of such accretion for the three and nine months ended December 31, 2020.
Interest Income
Interest income was $0.1 million and $0.2 million for the three and nine months ended December 31, 2021, respectively. Interest income was less than $0.1 million for the three months ended December 31, 2020 and $0.2 million for the nine months ended December 31, 2020.
Foreign Exchange Gain
For the three and nine months ended December 31, 2020, we recorded foreign exchange gains of $5.9 million and $16.2 million, respectively, primarily as the result of the impact of fluctuations in the foreign currency exchange rate between the Swiss franc and the U.S. dollar on our outstanding balance under the Sumitomo Dainippon Pharma Loan Agreement. There were no such amounts for the three and nine months ended December 31, 2021.
Income Tax Expense (Benefit)
Our income tax expense was $0.3 million and $1.1 million for the three and nine months ended December 31, 2021, respectively. Our income tax benefit was $1.2 million and $0.6 million for the three and nine months ended December 31, 2020, respectively. Our effective tax rate for the three and nine months ended December 31, 2021 was (0.47)% and (0.73)%, respectively, and for the three and nine months ended December 31, 2020 was 1.54% and 0.35%, respectively. Our effective tax rates are driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from upfront and milestone payments we received from Pfizer and Richter and net revenue generated from sales of ORGOVYX and MYFEMBREE in the U.S. We began generating net product revenue from the sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively.
As of December 31, 2021, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $569.1 million, consisting of $527.8 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as compared to cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Dainippon Pharma Loan Agreement of $726.2 million, consisting of $684.9 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Dainippon Pharma Loan Agreement, as of March 31, 2021. Additional funds under the Sumitomo Dainippon Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors.
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

Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(168,472)	$463,571
Net cash used in investing activities	$(60,308)	$(30,363)
Net cash provided by financing activities	$19,142	$205,284
Operating Activities
Net cash used in operating activities was $168.5 million for the nine months ended December 31, 2021 and consisted of our net loss of $146.7 million and changes in operating assets and liabilities of $56.2 million, partially offset by adjustments for non-cash operating items of $34.5 million. The significant non-cash operating items included share-based compensation of $30.3 million, accretion of the implied financing component of the cost share advance from Pfizer of $1.8 million, amortization of operating lease right of use asset of $1.3 million, and depreciation expense of $1.1 million.
The changes in operating assets and liabilities included the following:
•$68.7 million decrease in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 8(B) and Note 8(C) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$35.8 million increase in amounts due to Pfizer as a result of an increase in profit share and reimbursement of Allowable Expenses incurred by Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$15.3 million increase in accounts receivable, net as a result of an increase in net product revenues, mainly driven by sales of ORGOVYX in the U.S.;
•$13.8 million increase in accrued expenses, primarily driven by an increase in accrued sales discounts, rebates, and allowances due to an increase in product revenue, net;
•$7.3 million increase in prepaid expenses and other current assets primarily due to prepayments related to commercial manufacturing activities;
•$5.7 million decrease in accounts payable, primarily driven by the timing of vendor invoice payments;
•$4.1 million increase in inventories, driven by the capitalization of inventory manufactured or purchased after the FDA approval of ORGOVYX (on December 18, 2020) and MYFEMBREE (on May 26, 2021);
•$3.6 million increase in other assets primarily due to prepayments related to commercial manufacturing activities, partially offset by a reduction in prepaid clinical trial costs;
•$3.5 million net increase in deferred revenue due to a $100.0 million regulatory milestone payment from Pfizer, partially offset by the recognition of $79.8 million of Pfizer collaboration revenue and $16.7 million of Richter license and milestone revenue (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report); and
•$4.6 million net change in other operating assets and liabilities.
Net cash provided by operating activities was $463.6 million for the nine months ended December 31, 2020, and consisted of changes in operating assets and liabilities of $629.4 million, partially offset by our net loss of $173.8 million adjusted for non-cash operating items of $7.9 million. The significant non-cash operating items included share-based compensation of $21.7 million, foreign currency transaction gain of $16.2 million related to the Sumitomo Dainippon Pharma debt outstanding, amortization of operating lease right of use asset of $1.1 million, and depreciation expense of $0.7 million.

The changes in operating assets and liabilities included the following:
•$478.9 million net increase in deferred revenue, which was driven by the upfront payment of $503.6 million received from Pfizer in December 2020 (including a $3.6 million implied financing component of a cost share advance) and a regulatory milestone payment of $10.0 million received from Richter in April 2020, partially offset by the recognition of $33.3 million of Richter license and milestone revenue and $1.4 million of Pfizer collaboration revenue (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$138.8 million net increase in cost share advance from Pfizer, consisting of the cost share advance of $150.0 million (discounted to a present value of $146.4 million), partially offset by the application of $7.6 million of shared Allowable Expenses (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$15.3 million increase in accrued expenses primarily due to increases in accrued commercial, compensation-related, and R&D expenses;
•$3.0 million decrease in accounts payable due to the timing of vendor invoice payments; and
•$0.6 million net change in other operating assets and liabilities.
Investing Activities
For the nine months ended December 31, 2021, we used $60.3 million in investing activities, of which $59.6 million was for the purchases of marketable securities, net of maturities, and $0.7 million was for the purchases of property and equipment.
For the nine months ended December 31, 2020, we used $30.4 million in investing activities, of which $29.3 million was for the purchases of marketable securities, net of maturities, and $1.0 million was for the purchases of property and equipment.
Financing Activities
For the nine months ended December 31, 2021, $19.1 million was provided by financing activities, which was primarily due to proceeds of $17.9 million from the exercise of stock options.
For the nine months ended December 31, 2020, $205.3 million was provided by financing activities. This was due to proceeds of $200.0 million borrowed under the Sumitomo Dainippon Pharma Loan Agreement and proceeds of $5.3 million from the exercise of stock options.
Contractual Obligations
During the nine months ended December 31, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021.
Off-Balance Sheet Arrangements
During the nine months ended December 31, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Changes in Internal Control over Financial Reporting
We continually seek to improve the efficiency and effectiveness of our internal control over financial reporting. In the fourth quarter of our fiscal year ended March 31, 2021 and in the nine months ended December 31, 2021, we began to generate net product revenue from sales of ORGOVYX and MYFEMBREE, respectively. Commensurate with the evolution of our business operations, we have implemented and continue to optimize new procedures and controls pertaining to the order to cash, including net revenue and inventory accounting processes. These new or enhanced internal controls were designed and implemented to ensure the completeness and accuracy over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Further, in July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and the United Kingdom (“U.K.”), respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. The success of Gedeon Richter Plc. (“Richter”) in generating net revenue from RYEQO in Richter’s Territory is also subject to many of these factors. If we and/or our collaboration partners do not achieve one or more of these factors in a timely manner or at all, we and/or our collaboration partners could experience significant delays or an inability to successfully commercialize any of our drug products, which would materially harm our business.
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
We and our collaboration partner, Pfizer, launched ORGOVYX in the U.S. in January 2021 and MYFEMBREE in the U.S. in June 2021. Further, our collaboration partner, Richter, recently launched RYEQO in Europe. We and/or our collaboration partners continue to expend significant time and resources to market, sell, seek reimbursement and distribute these drug products to physicians and the medical community in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics and marketing messages, or the distribution and reimbursement capabilities, that we or our collaboration partners have developed will be successful. Specifically, for distribution of these drug products, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If we or our collaboration partners are unable to perform effectively, our ability to realize sales targets, and the return on our investment in developing these drug products will suffer.
Failure to successfully obtain coverage and reimbursement for ORGOVYX and MYFEMBREE in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
Our and Pfizer’s ability to commercialize ORGOVYX and MYFEMBREE successfully in the U.S. will depend in part on the extent to which coverage and reimbursement for ORGOVYX and MYFEMBREE will be available from third-party payers, including government health administration authorities (such as the Department of Veterans Affairs, and the Department of Defense and state Medicaid programs), Medicare Part D plan sponsors, and private health insurers, such as pharmacy benefit managers, health plans, and self-insured organizations. In the U.S., no uniform policy for coverage for products exists among third-party payers. Third-party payers decide which drugs they will pay for, what steps prescribers must take to obtain authorization for patients to fill their prescriptions, and how much patients must pay out of their own pocket. Payer decisions regarding the extent of coverage to be provided for any of our product candidates that obtain marketing approval will be made on a plan-by-plan basis. Additionally, a third-party payer’s decision to provide coverage for a drug does not imply that an affordable out-of-pocket cost for patients will be established. Each third-party payer determines whether or not it will provide coverage for a drug, what amount it will reimburse for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy or prior authorizations. The position of a drug on a formulary generally determines out-of-pocket costs that a patient will pay to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions, providers prescribing such therapies and pharmacies that dispense drugs generally rely on third-party payers to reimburse all or part of the associated healthcare and drug costs. Coverage from both governmental healthcare programs, such as Medicare Part D and Medicaid, and coverage by private commercial payers are critical to ORGOVYX’s and MYFEMBREE’s commercial success. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Providers may also participate in shared savings programs with government or commercial payers that may also create barriers to use for innovative drugs. Further, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to our approved drug products. For example, although ORGOVYX is the first and only oral GnRH receptor antagonist for adult patients with advanced prostate cancer approved by the FDA in the U.S., we may face competition from various drugs approved for the treatment of prostate cancer, such as Lupron Depot® (AbbVie Inc.), Eligard® (Tolmar Pharmaceuticals) and Firmagon® (Ferring Pharmaceuticals). In addition, although MYFEMBREE is the first and only once-daily oral treatment for the management of heavy menstrual bleeding associated with uterine fibroids in premenopausal women approved by the FDA in the U.S., with a treatment duration of up to 24 months, we expect to face competition from ORIAHNN™, an oral GnRH receptor antagonist combination therapy (one capsule (elagolix 300 mg, estradiol 1 mg, norethindrone acetate 0.5 mg) in the morning and one capsule (elagolix 300 mg) in the evening), which was approved by the FDA and launched by AbbVie in June

2020 for the management of heavy menstrual bleeding associated with uterine leiomyomas (fibroids) in premenopausal women. In addition, ObsEva’s NDA for linzagolix, an oral GnRH receptor antagonist, for the treatment of uterine fibroids for use with and without add-back therapy, was accepted for review by the FDA in November 2021 and that the FDA set a target action date of September 13, 2022.
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
We expect to seek other regulatory approvals for our drug products in jurisdictions outside the U.S. and for our product candidates in the U.S. If we receive regulatory approval for any drug products in jurisdictions outside the U.S. or for our product candidates in the U.S., we will be subject to the same or similar risks we currently face with the commercialization of ORGOVYX and MYFEMBREE, as described under “Risks Related to Commercialization of Our Drug Products” above. For example, in July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO for moderate to severe symptoms of uterine fibroids in adult women of reproductive age for use in the EU and the U.K., respectively. Our commercialization partner, Richter, has launched RYEQO in twelve countries since these regulatory approvals. Sufficient coverage and reimbursement are important for Richter to successfully commercialize RYEQO in Europe, but healthcare reimbursement models and reimbursement requirements vary from country to country in Europe. Although RYEQO has been approved in the EU, many countries have not decided on pricing and reimbursement models. Some European countries may choose not to reimburse RYEQO at all or only reimburse RYEQO at a comparatively low price. The commercialization opportunities of RYEQO in Europe may be limited if RYEQO fails to obtain sufficient coverage or reimbursement in certain countries.
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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $527.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.
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
On December 27, 2019, we, one of our subsidiaries, and Sumitomo Dainippon Pharma entered into the Sumitomo Dainippon Pharma Loan Agreement, pursuant to which Sumitomo Dainippon Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of December 31, 2021, approximately $41.3 million of borrowing capacity remained available to us under the Sumitomo Dainippon Pharma Loan Agreement. We may draw down additional funds under the Sumitomo Dainippon Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. The maturity date of the loans under the Sumitomo Dainippon Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the agreement. In addition, if Sumitomo Dainippon Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Dainippon Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Dainippon Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Dainippon Pharma Loan Agreement.
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
The COVID-19 pandemic may materially and adversely affect our business and financial condition. For example, due to the COVID-19 pandemic, most of our employees worked remotely during much of 2020 and 2021, and many of our employees continue to do so on a part-time or full-time basis. Although we devised new ways of working and collaborating, including adopting remote working tools to minimize the disruption to our business activities, employees may be less productive and efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. We have recently begun allowing our employees to return to work on-site on a limited, voluntary basis with specific safety protocols. In December 2021, we adopted a policy to require proof of vaccination as a condition of employment for all of our U.S.-based employees, subject to medical and religious exemptions or as otherwise required by law. The safety protocols we implemented may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
We believe that the COVID-19 pandemic continues to have an impact on our commercialization activities that is consistent with other companies in our industry. As a result of the COVID-19 pandemic, there have been changes in the practice of medical care and medical education. For example, many healthcare providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions of the U.S., the ability of commercial and medical affairs field teams to call on healthcare providers was restricted or converted to virtual access. We and our collaboration partner, Pfizer, launched ORGOVYX in the U.S. in January 2021 and MYFEMBREE in the U.S. in June 2021, and to date, Richter has launched RYEQO in twelve countries. Our oncology sales and medical affairs field teams resumed in-person interactions with healthcare providers in January 2021 and our women’s health sales and medical affairs field teams began in-person interactions with healthcare providers in June 2021. Despite this, some physician’s offices and many hospitals continue to have limited on-site access for pharmaceutical representatives in order to reduce exposure risk for their patients or staff. Conducting these interactions virtually could reduce the number of medical professionals we are able to engage with, limit our ability to engage with important staff members and virtual meetings have been shown to be less impactful than in-person meetings. The cancellation, postponement or virtual formats for medical conferences also limit access to physicians and reduce awareness of information shared at conferences (medical and promotional). Reduced access to healthcare providers may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities and supplementing field activities with additional marketing spend. The COVID-19 pandemic has also resulted in fewer opportunities for our medical affairs team to present scientific data as multiple medical conferences have been canceled, postponed, or moved to virtual formats and for our regional medical advisors to engage potential prescribers in scientific exchange. We and our collaboration partners may launch other approved products in the COVID-19 environment. Travel restrictions may make it more difficult for us and our collaboration partners, such as Sunovion, Pfizer, and Richter, to maximize the effectiveness of third-party market access, marketing, sales, and distribution capabilities.
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
Future developments regarding COVID-19 remain uncertain and the extent to which the COVID-19 pandemic ultimately impacts our business, financial condition or results of operations will depend on numerous factors, including the magnitude and duration of the pandemic, the distribution, acceptance, and effectiveness of COVID-19 vaccines and treatments, the impact of new and potentially more virulent or transmissible variants of the coronavirus (e.g., the Delta and the Omicron variants, respectively), the duration of governmental measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which remain uncertain and difficult to predict. Additionally, even after normalcy resumes, there will likely be some permanent changes to how healthcare is provided, how healthcare providers engage with our industry and perhaps how conferences are conducted. None of these changes can be anticipated at this point, nor the potential impact on our business. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations.
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
•failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the EU General Data Protection Regulation (the “GDPR”) which introduced strict requirements for processing personal data of individuals within the EU;
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
Any of these risks, if encountered, could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows. We have no prior experience in certain countries, and many healthcare companies have found the process of marketing their products in foreign countries to be very challenging.
The withdrawal of the U.K. from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.
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
During our fiscal year 2019, we implemented a company-wide ERP system pertaining to certain business, operational, and finance processes. We have continued to optimize and expand this ERP system and have implemented and continue to optimize other systems as a part of our ongoing technology and process improvement initiatives. ERP and other information technology system implementations are complex, expensive and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations.
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
On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that regulates LIBOR) announced that after 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. The administrator for LIBOR and other inter-bank offered rates, ICE Benchmark Administration (“IBA”), confirmed on March 5, 2021 its previously announced dates for LIBOR cessation. On the same date, the U.K. Financial Conduct Authority announced that 1-week and 2-week USD LIBOR will cease publication after December 31, 2021, as will all non-USD LIBOR tenors, and that 3-month, 6-month and 1-year USD LIBOR will cease publication after June 30, 2023. The interest rate under the Sumitomo Dainippon Pharma Loan Agreement is calculated based on 3-month LIBOR and, when the publication of 3-month LIBOR is discontinued, we will need to agree with Sumitomo Dainippon Pharma on a new method of calculating the interest rate under the Sumitomo Dainippon Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the 3-month LIBOR replacement benchmark rate at this time.
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
Any product candidate will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of our product candidates, or any other potential future product candidates, which may delay or prevent the approval of an NDA or similar application. For example, on May 18, 2021, the FDA informed us by teleconference that it placed a partial clinical hold on our Phase 3 SERENE study (MVT-601-050) evaluating relugolix combination tablet for the prevention of pregnancy pending amendment of the study protocol. In August 2021, the FDA informed us that the partial clinical hold on such study was lifted following study protocol amendments. The clinical study process is also very time-consuming. The commencement and completion of clinical studies may be delayed or prevented by several factors, including:
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
To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval for a product candidate by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We are reliant, in part, upon the regulatory expertise of Richter to gain approval for certain drug products in the licensed territories and are completely reliant on Richter to generate net product revenue in the territories licensed to Richter. For example, in July 2021 and August 2021, the European Commission and the Medicines and Healthcare products Regulatory Agency, respectively, approved RYEQO for moderate to severe symptoms of uterine fibroids in adult women of reproductive age for use in the EU and the U.K., respectively. We will rely on Richter to successfully commercialize RYEQO in Europe. If we or Richter fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Adverse events associated with our product candidates could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval.
Adverse events associated with our product candidates, including relugolix combination therapy for endometriosis, relugolix combination tablet for the prevention of pregnancy, or MVT-602 could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical studies for our product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.
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
In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. In the U.S., such scrutiny has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering other health reform measures.
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
We are a “controlled company” within the meaning of the applicable rules of the New York Stock Exchange (“NYSE”) and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
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
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda, and other jurisdictions, as well as being affected by certain changes resulting from the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting as well as other initiatives led by the Organisation for Economic Co-operation and Development or the European Commission. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
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
•the extent to which coverage and adequate reimbursement is available from government and private payers such as Medicare Part D, Medicaid, the Department of Veterans Affairs, the Department of Defense, pharmacy benefit managers, health plans, self-insured organizations, insurance companies and other plan administrators with respect to our drug products and product candidates, if approved, and the competitive response from existing and potential future therapeutic approaches that compete with our approved products and our product candidates;
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are also required to include in our upcoming Annual Report on Form 10-K an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, which could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access the capital markets.
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
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings, if any, for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is currently restricted by the terms of the Sumitomo Dainippon Pharma Loan Agreement. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.
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
Date: January 26, 2022