Form 10-K
period 2022-03-31
Myovant Sciences Ltd.
filed 2022-05-11
CIK 1679082

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§ 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common shares held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter ended September 30, 2021 was approximately $963,403,774 based on the last reported sale price of the registrant’s common shares as reported on the New York Stock Exchange on September 30, 2021 of $22.44 per common share. Common shares held by our majority shareholder, Sumitovant Biopharma Ltd. and each officer and director have been excluded in that such persons, on such dates, may have been deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of the registrant’s common shares, $0.000017727 par value per share, outstanding on May 6, 2022, was 95,332,073.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual General Meeting of Shareholders (the “2022 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MYOVANT SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2022

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
The forward-looking statements appearing in a number of places throughout this Annual Report include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•our and our collaboration and commercialization partners’ ability to successfully plan for and commercialize ORGOVYX®, MYFEMBREE®, and RYEQO®, as well as any product candidates, if approved;
•the success and anticipated timing of our clinical studies for our product candidates;
•the anticipated start dates, durations and completion dates of our ongoing and future nonclinical and clinical studies;
•the anticipated designs of our future clinical studies;
•the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain, regulatory approvals for our product candidates, including any decision the FDA may make regarding the supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis;
•our ability to procure sufficient quantities of commercial relugolix drug substance and drug product from approved third party commercial manufacturing organizations (“CMOs”);
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
•the impact of pandemics, epidemics or outbreaks of infectious diseases, including the effect that the COVID-19 pandemic and related public health measures will have on our business operations, financial condition and results of operations;
•the impact of various social, political, economic, industry, inflationary or other market conditions in the U.S. and around the world (including wars and other forms of conflict such as the conflict in Ukraine);
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
•our expectations regarding potential future payments that we are eligible to receive from Pfizer Inc. (“Pfizer”) under the Pfizer Collaboration and License Agreement, Gedeon Richter Plc. (“Richter”) under the Richter Development and Commercialization Agreement, and Accord Healthcare, Ltd. (“Accord”) under the Accord License Agreement;

•our ability to borrow under the Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”) Loan Agreement;
•third party collaboration partners’ abilities to perform their obligations under our agreements with them;
•our ability to raise additional capital if needed, on acceptable terms to us;
•industry trends;
•developments and projections relating to our competitors or our industry; and
•the success of competing drugs that are or may become available.
Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, particularly in the section titled “Risk Factors” set forth in Part I. Item 1A. of this Annual Report, and in our other filings with the United States Securities and Exchange Commission (“SEC”). These risks are not exhaustive. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Trademarks and Certain Terms
In this Annual Report, references to “Myovant,” the “Company,” “we,” “us,” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries on a consolidated basis, unless the context otherwise provides. All brand names or trademarks appearing in this Annual Report are the property of their respective owners.
This Annual Report may contain references to our proprietary intellectual property, including among others, trademarks for our products, ORGOVYX® and MYFEMBREE®. These trademarks and trade names are the property of Myovant or the property of our wholly-owned subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and trade names referred to in this Annual Report may appear without the ® or other symbols, but such references are not intended to indicate in any way that Myovant will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names.
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
•We face substantial competition in the commercialization of our approved drug products and our operating results will suffer if we fail to compete effectively.
•If we or our collaboration partners are found to have improperly promoted unapproved uses of our drug products, we may be subject to restrictions on the sale or marketing of our drug products and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.
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
Risks Related to Our Business Operations
•The terms of the Sumitomo Pharma Loan Agreement place restrictions on our operating and financial flexibility.
•We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of drug substance and drug product. If these third parties do not perform as we expect, do not maintain their regulatory approvals, or become subject to other negative circumstances, it may result in a delay in our ability to develop and commercialize our products.
Risks Related to Clinical Development and Regulatory Approval
•Clinical studies are very expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We cannot predict with any certainty the timing for commencement or completion of current or future clinical studies.
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
Risks Related to Our Being a Controlled Company
•We have agreements with Sumitovant, our majority shareholder, and with Sumitovant’s parent, Sumitomo Pharma, and their affiliates, including Sunovion, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or Sumitomo Pharma will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.
Part I.
Item 1. Business
Overview of our Business
We are a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, we have two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In April 2022, the EC approved ORGOVYX (relugolix 120 mg) as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. In September 2021, the FDA accepted to review our supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis. On May 6, 2022, we and Pfizer announced that the FDA extended the Prescription Drug User Fee Act (“PDUFA”) goal date for this sNDA to August 6, 2022. MYFEMBREE is being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. We are also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and milestone payments we have received from our collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S., and to a lesser extent from revenues generated from sales of product supply to Gedeon Richter Plc. (“Richter”) as well as royalties on net sales of RYEQO in Richter’s Territory.
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”), the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of March 31, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, own 50,041,181, or approximately 52.8%, of our outstanding common shares.

Our Strategy
Our business strategy is to maximize our current commercial brands through our and our partners’ capabilities while expanding our pipeline of future growth opportunities. Our strategy for future growth is to leverage our core capabilities in science, partnerships, and transformative advocacy to create differentiated solutions in high unmet need areas within women’s health and hormone-sensitive oncology. This includes the potential expansion of the existing labels for ORGOVYX and MYFEMBREE, the evaluation of relugolix and MVT-602 for other potential indications, and the addition of pipeline assets that align with our core expertise. The key elements of our strategy include the following:
•grow sales of ORGOVYX in the U.S. for the treatment of adult men with advanced prostate cancer;
•grow sales of MYFEMBREE in the U.S. for the management of heavy menstrual bleeding associated with uterine fibroids;
•seek regulatory approval and prepare for the potential commercialization of MYFEMBREE for the management of moderate to severe pain associated with endometriosis;
•seek regulatory approval to commercialize relugolix monotherapy tablet and relugolix combination tablet in other markets outside of the U.S. through our partnerships or on our own;
•leverage our collaboration with Pfizer Inc. (“Pfizer”) to maximize the commercial potential of ORGOVYX and MYFEMBREE, while continuing to invest in the clinical development of relugolix for additional potential indications;
•leverage our collaboration with Richter to expand the commercialization of RYEQO for the treatment of uterine fibroids and to seek regulatory approval and commercialize RYEQO for endometriosis in certain territories outside of the U.S. and Canada;
•leverage our collaboration with Accord Healthcare, Ltd. (“Accord”) to commercialize relugolix for the treatment of advanced hormone-sensitive prostate cancer under the trade name ORGOVYX (relugolix 120 mg) in the European Economic Area, U.K., Switzerland, and Turkey;
•advance assessment and potential clinical development of MVT-602;
•expand our product portfolio and pipeline by expanding the existing labels for ORGOVYX and MYFEMBREE, evaluating relugolix potentially for other indications, and/or acquiring or in-licensing additional clinical-stage product candidates or commercial-stage products in a capital-efficient manner;
•deliver operational excellence while upholding the highest ethical and compliance standards in our business practices; and
•foster our values-based culture that embraces diversity and attract and retain highly skilled employees that value and contribute to the advancement of our patient-focused mission.
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
As a GnRH receptor antagonist, relugolix has a clinically-validated mechanism of action in each of our programs: advanced prostate cancer; heavy menstrual bleeding associated with uterine fibroids; pain associated with endometriosis; and contraceptive efficacy. The direct and rapid action of relugolix on the pituitary-gonadal axis is distinct from approved luteinizing hormone-releasing hormone (“LHRH”) agonists which are administered as depot injections and result in an initial surge in levels of gonadotropins, and estrogen and progesterone or testosterone, before resulting in pituitary desensitization and a fall in hormone levels over weeks. Approved LHRH agonist injections such as leuprolide acetate are used in women to treat the symptoms of uterine fibroids and endometriosis, but the adoption and duration of use is limited due to bone mineral density loss and vasomotor symptoms (such as hot flushes).
Our Approved Products and Product Candidates and the Market Opportunities
Advanced Prostate Cancer

Prostate cancer is a potentially lethal disease that starts in the prostate gland in men. Prostate cancer usually grows slowly and is confined, or localized, to the prostate gland. Cancer cells can grow beyond the prostate gland and spread to other tissues, also called metastasis.
On December 18, 2020, the FDA approved ORGOVYX for the treatment of adult patients with advanced prostate cancer. ORGOVYX, which was granted Priority Review by the FDA, is the first and only oral GnRH receptor antagonist for the treatment of men with advanced prostate cancer. The approval of ORGOVYX is based on efficacy and safety data from our Phase 3 HERO study of ORGOVYX in men with advanced prostate cancer. For the years ended March 31, 2022, and 2021, we generated net revenues from sales of ORGOVYX in the U.S. of $83.0 million and $3.6 million, respectively. Pursuant to the terms of our collaboration and license agreement by and between one of our subsidiaries and Pfizer (the “ Pfizer Collaboration and License Agreement”), we collaborate with Pfizer to jointly develop and commercialize relugolix in oncology. We and Pfizer may conduct additional clinical studies to support the commercial potential of ORGOVYX.
On April 29, 2022, the EC approved ORGOVYX as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. This approval is applicable to all 27 EU member states plus Iceland, Norway, and Lichtenstein. We expect our commercialization partner, Accord, to launch ORGOVYX for this indication in Europe in the second half of calendar year 2022.
We expect to submit a New Drug Submission to Health Canada seeking marketing approval for ORGOVYX for advanced prostate cancer in Canada in calendar year 2022.
Phase 3 HERO Study
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
Advanced Prostate Cancer Market Opportunity
Prostate cancer is the second most prevalent form of cancer in men and the second leading cause of death due to cancer in men in the U.S. Approximately three million men diagnosed with prostate cancer are alive in the U.S., and approximately 250,000 men are newly diagnosed each year, according to the National Cancer Institute. Prostate cancer is the second most common cancer in the world and responsible for the fifth leading cause of cancer-related deaths. It is estimated that 1 in 9 men will be diagnosed with prostate cancer during their lifetime.
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
The most commonly prescribed ADTs are LHRH agonists, such as long-acting leuprolide depot injections. LHRH agonists initially stimulate a testosterone surge, but with chronic stimulation of the LHRH receptors, the pituitary gland desensitizes and luteinizing hormone decreases with a resultant reduction in testosterone three to four weeks after the initiation of therapy. The initial stimulation of testosterone can cause an initial worsening of symptoms, or testosterone flare, and require additional medicines to manage its effects. LHRH agonists are often given as depot formulations, requiring injections every month, three months or six months, and testosterone may remain suppressed for weeks and months after cessation of therapy.
ORGOVYX provides rapid reduction of testosterone with no testosterone flare as seen with many other ADTs. Additionally, the testosterone reduction is profound and sustained as long as the patient remains on therapy and testosterone returns to normal levels quickly after stopping therapy. ORGOVYX is the only treatment option that offers these clinical benefits in an oral formulation. Over time, we believe that ORGOVYX has the potential to change the treatment paradigm and become a standard of care in the treatment of advanced prostate cancer.
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
On May 26, 2021, the FDA approved MYFEMBREE as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids in premenopausal women, with a treatment duration of up to 24 months. The approval is supported by efficacy and safety data from our Phase 3 LIBERTY 1 and LIBERTY 2 studies, which were published in the New England Journal of Medicine, and the LIBERTY long-term extension study. For the year ended March 31, 2022, we generated net revenues from sales of MYFEMBREE in the U.S. of $6.4 million. Pursuant to the terms of the Pfizer Collaboration and License Agreement, we collaborate with Pfizer to jointly develop and commercialize relugolix in women’s health.
On July 16, 2021, the EC, and on August 9, 2021, the MHRA, approved RYEQO as the first and only long-term, once-daily oral treatment in the EU and U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age with no limitation on its duration of use. The EC decision is valid in all 27 member states of the EU, as well as Iceland, Norway, and Liechtenstein. The approvals are based on the safety and efficacy data from the Phase 3 LIBERTY 1 and LIBERTY 2 studies, the LIBERTY long-term extension study, and supportive bone mineral density data from the LIBERTY randomized withdrawal study. Richter, our commercialization partner for RYEQO in Europe and certain other international markets, has launched RYEQO in 17 countries since these regulatory approvals.
We expect to submit a New Drug Submission to Health Canada seeking marketing approval for MYFEMBREE for heavy menstrual bleeding associated with uterine fibroids in Canada in calendar year 2022.
Phase 3 LIBERTY 1 and LIBERTY 2 Studies
The Phase 3 LIBERTY clinical program, which evaluated relugolix combination therapy in women with heavy menstrual bleeding associated with uterine fibroids, consisted of two multinational, replicate pivotal clinical studies. We enrolled 388 women in LIBERTY 1 and 382 women in LIBERTY 2. To be enrolled, women must have had a monthly menstrual blood loss volume of at least 80 mL in two consecutive cycles or 160 mL in one cycle, measured by the alkaline hematin method, a quantitative measure of menstrual blood loss from an assessment of collected menstrual products. Women in the LIBERTY 1 and LIBERTY 2 studies underwent a screening period requiring up to two menstrual cycles to document heavy menstrual bleeding and were randomized in a 1:1:1 ratio to one of three groups. Women received treatment either with relugolix combination therapy for 24 weeks, relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix combination therapy once-daily for an additional 12 weeks, or placebo once-daily for 24 weeks.
The primary efficacy endpoint for LIBERTY 1 and LIBERTY 2 was the proportion of all women enrolled who achieved a menstrual blood loss volume of less than 80 mL and at least a 50% reduction in menstrual blood loss volume from baseline during the last 35 days of the 24-week treatment period (responders) as measured by the alkaline hematin method. The secondary endpoints included the proportion of women who achieved amenorrhea (defined as no or negligible blood loss) during the last 35 days of treatment, reduction in pelvic pain, reduction in fibroid volume, reduction in uterine volume, percent change from baseline to week 24 in menstrual blood loss, increase in hemoglobin, and an assessment of the impact of therapy on quality-of-life. Safety, including bone mineral density changes as measured by dual-energy x-ray absorptiometry (“DXA”), was also assessed.
The Phase 3 LIBERTY studies each met the primary endpoint, with 72.1% and 71.2% of women in the MYFEMBREE groups achieving the responder criteria compared with 16.8% and 14.7% of women in the placebo groups at week 24, respectively (both p < 0.0001). Women receiving MYFEMBREE experienced reductions of 82.0% and 84.3% in menstrual blood loss from baselines, respectively (both p < 0.0001 compared to placebo). Adverse reactions occurring in at least 3% of women treated with MYFEMBREE and at a greater incidence than placebo were hot flush, abnormal uterine bleeding, alopecia (baldness), and decreased libido. There were no pregnancies reported in the MYFEMBREE groups in either study. The Phase 3 LIBERTY studies each met the same six key secondary endpoints with statistical significance compared to placebo, including mean change in menstrual blood loss from baseline to week 24, reduction in pain in women with pain at baseline, improvement in quality of life, amenorrhea (defined as no or negligible blood loss), improvement in anemia in those women with anemia at baseline, and reduction in uterine volume. The seventh key secondary endpoint, reduction in uterine fibroid volume, did not achieve statistical significance.
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
LIBERTY Long-Term Extension Study
On February 10, 2020, we announced positive one-year safety and efficacy data from the LIBERTY long-term extension study. In the primary endpoint analysis, 87.7% of women achieved the responder criteria, as defined above for LIBERTY 1 and LIBERTY 2. The one-year primary endpoint result in the LIBERTY open-label extension study demonstrated durability of the response observed in LIBERTY 1 and LIBERTY 2. In addition, women experienced, on average, an 89.9% reduction in menstrual blood loss from baseline at one year.
Changes in bone mineral density through one year, as assessed by DXA every three months, were consistent with those in LIBERTY 1 and LIBERTY 2. The incidence of adverse events over one year was consistent with that observed in LIBERTY 1 and LIBERTY 2, with no new safety signals observed. Adverse events reported in more than 10% of women treated with relugolix combination therapy for one year and more frequent than those reported in the placebo group after 6 months included only hot flash. There were no pregnancies reported in the relugolix combination therapy group.
In October 2020, we presented a poster at the American Society for Reproductive Medicine (“ASRM”) 2020 Virtual Congress describing a validated exposure-response model simulating long-term effects of relugolix combination therapy on bone mineral density at the lumbar spine. Simulations from this model were well correlated with the effect of relugolix combination therapy observed in the Phase 3 LIBERTY program and projected maintenance of bone mineral density for at least three years.
Data from the LIBERTY long-term extension study were included in the original NDA submission for MYFEMBREE for the uterine fibroids indication.
LIBERTY Randomized Withdrawal Study
On March 24, 2021, we and Pfizer announced positive safety and efficacy data from the LIBERTY randomized withdrawal study. The LIBERTY randomized withdrawal study (n=229) was a Phase 3 double-blind, placebo-controlled study that enrolled eligible women who completed the LIBERTY long-term extension study. Eligibility criteria included meeting the responder criteria at one year. In this study, response was defined as sustained menstrual blood loss of less than 80 mL through week 76 or to week 104. Women were randomized at week 52 to once-daily relugolix combination therapy or placebo for a one-year double-blind treatment period. Women on placebo with relapse of heavy menstrual bleeding during the study were offered re-treatment with open-label relugolix combination therapy. This study, together with the LIBERTY 1, LIBERTY 2, and LIBERTY long-term extension study, was designed to provide data on the safety and efficacy of treatment with relugolix combination therapy for up to two years.
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
Bone mineral density was maintained through two years in the subset of women continuously treated with relugolix combination therapy (n=31). The incidence of adverse events over one additional year of treatment was consistent with those observed in prior studies, with no new safety signals observed. The most commonly reported adverse event in at least 10% of women treated with relugolix combination therapy was nasopharyngitis (inflammation of the nose and pharynx).
On March 29, 2022, one of our subsidiaries, Myovant Sciences GmbH (“MSG”), submitted an sNDA to the FDA that included the two-year data from the LIBERTY randomized withdrawal study.
Observational Bone Mineral Density Study
This prospective observational study was designed to characterize the longitudinal natural history of bone mineral density in premenopausal women with uterine fibroids or endometriosis over 52 weeks. A cohort of women (n=262) with documented uterine fibroids by imaging who were not receiving treatment with GnRH agonists or antagonists were enrolled contemporaneously from U.S. centers that participated in the LIBERTY studies. Bone mineral density was assessed by DXA at baseline, week 24 and week 52. Mean bone mineral density at the lumbar spine showed minimal changes over the 52-week observational period (0% at week 24 and -0.41% at week 52) and did not appear to be influenced by race or body mass index. This study began in August 2018 and was completed in July 2020.
Uterine Fibroids Market Opportunity
We estimate that over 25% of women of reproductive age in the U.S., or approximately 19 million women, have uterine fibroids. Of those, approximately five million women are estimated to experience symptoms of uterine fibroids, approximately three million of whom are inadequately treated by current medical therapy and require further treatment. Heavy menstrual bleeding is defined as more than 80 mL in a cycle. It is the most common symptom of uterine fibroids and many of these women with heavy menstrual bleeding go undiagnosed.
The current approach to treating uterine fibroids includes both medical therapies and surgical options. The recommended treatment for a given patient is dependent on factors such as the patient’s desire to become pregnant in the future, the importance of uterine preservation, symptom severity, and tumor characteristics. Medical options include oral contraceptives, GnRH antagonists, tranexamic acid, and LHRH agonists.
The current standard of care for the treatment of patients with mild symptoms includes the use of oral or other hormonal contraceptives or nonsteroidal anti-inflammatory drugs (“NSAIDs”), which are generally prescribed at the time of initial diagnosis. These therapeutic options, however, often do not provide sufficient relief to the many patients with more moderate-to-severe symptoms. These women require additional treatment to relieve excessive bleeding and pain. Tranexamic acid, an antifibrinolytic agent, is approved for use to treat heavy menstrual bleeding. LHRH agonists are used for short-term therapy and may involve low-dose estradiol and progestin hormonal combination therapy to mitigate the side effect of bone mineral density loss and reduce vasomotor symptoms generally associated with LHRH agonists. Recently the GnRH antagonist elagolix in combination with estradiol and a progestin, was approved for the management of heavy menstrual bleeding associated with uterine fibroids providing one new medical treatment option. However, treatment requires twice daily dosing and is associated with hot flashes and progressive bone loss. Other invasive procedures such as endometrial ablation and uterine artery embolization may also be tried. Surgical intervention, such as myomectomy or hysterectomy, are often used to treat the heavy bleeding and symptoms associated with uterine fibroids; however, these procedures may result in post-operative complications, complications with future pregnancy, or as is the case in hysterectomies, preclude the potential for future pregnancies. Even if a future pregnancy is not desired, many women prefer to avoid surgical intervention. However, heavy menstrual bleeding associated with uterine fibroids is a leading cause of hysterectomy, resulting in approximately 250,000 hysterectomies per year in the U.S. alone. The American College of Obstetricians and Gynecologists (“ACOG”) updated their clinical management guidelines for the Management of Symptomatic Uterine Leiomyomas in June of 2021. These guidelines look to make recommendations based on good and consistent scientific evidence (Level A), limited or inconsistent scientific evidence (Level B) and those based primarily on consensus and expert opinion (Level C). They emphasize a patient-centered, shared decision-making approach when determining treatment. Oral contraceptives are given a Level C rating, versus newer oral GnRH therapies that are given a Level B rating for use for up to 2 years in abnormal uterine bleeding.
We believe that MYFEMBREE can potentially better meet the needs of women with uterine fibroids. Women receiving MYFEMBREE had a clinically meaningful reduction of menstrual blood loss of 84.3% over 24 weeks with approximately 50% reporting amenorrhea or absence of periods. The significant reduction of menstrual bleeding was associated with improvement of anemia in patients with anemia at baseline. Treatment was generally well tolerated with minimal changes in BMD with treatment. As the only one pill once a day available GnRH treatment, we believe MYFEMBREE has the potential to become a standard of care for the management of heavy menstrual bleeding associated with uterine fibroids potentially reducing the need for surgery or other invasive procedures.
Endometriosis
Endometriosis is an estrogen-dependent, inflammatory disease in which tissue similar to the lining of the uterus is found outside the uterine cavity. Endometriosis lesions commonly appear in the lower abdomen or pelvis or on ovaries, the bladder, or the colon. During the menstrual cycle, the lesions grow, differentiate, and shed into the abdomen, thereby inducing a cascade of inflammatory events. Endometriosis may cause debilitating symptoms such as dysmenorrhea (menstrual pain), non-menstrual pelvic pain, dyspareunia (painful intercourse), heavy bleeding, fatigue, and infertility. Endometriosis can also impact general physical, mental, and social well-being. Pursuant to the terms of the Pfizer Collaboration and License Agreement, we collaborate with Pfizer to jointly develop and commercialize relugolix in women’s health.
On September 9, 2021, we and our collaboration partner, Pfizer, announced that the FDA accepted for review an sNDA for MYFEMBREE for the management of moderate to severe pain associated with endometriosis. On May 6, 2022, we and Pfizer announced that the FDA extended the PDUFA goal date to August 6, 2022 for the sNDA to allow time to review additional analyses related to bone mineral density submitted in response to the FDA’s information request. No new clinical data was requested by the FDA. The submission of the additional analyses has been determined by the FDA to constitute a Major Amendment to the sNDA, resulting in an extension of the PDUFA goal date.
We currently expect the European Medicines Agency regulatory submission for RYEQO for the treatment of endometriosis-associated pain in calendar year 2022. Richter, our commercialization partner for RYEQO in Europe and certain other international markets, will be the sponsor.
We expect to submit a New Drug Submission to Health Canada seeking marketing approval for MYFEMBREE for the treatment of endometriosis-associated pain in Canada in calendar year 2022.
Phase 3 SPIRIT 1 and SPIRIT 2 Studies
The Phase 3 SPIRIT clinical program, which evaluated relugolix combination therapy in women with pain associated with endometriosis, consisted of two multinational, replicate pivotal clinical studies. We enrolled 638 women in SPIRIT 1 and 623 women in SPIRIT 2. To be enrolled, women must have had a surgical diagnosis of endometriosis in the last 10 years and moderate-to-severe dysmenorrhea (menstrual pelvic pain) and non-menstrual pelvic pain. Each study randomized women 1:1:1 to one of three treatment arms. Women received treatment either with relugolix combination therapy for 24 weeks, relugolix 40 mg once-daily monotherapy for 12 weeks followed by relugolix combination therapy once-daily for an additional 12 weeks, or placebo once-daily for 24 weeks.
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
SPIRIT Long-Term Extension Study
Eligible women who completed the SPIRIT 1 or SPIRIT 2 studies were offered the opportunity to enroll in an active treatment long-term extension study in which all women received relugolix combination therapy for an additional 80-week period, resulting in a total treatment period of up to 104 weeks, designed to evaluate the safety and sustained efficacy of longer-term treatment. A total of 802 women enrolled in the SPIRIT long-term extension study, all of whom received relugolix combination therapy regardless of their treatment assignment in SPIRIT 1 and SPIRIT 2.
On January 26, 2021, we and Pfizer announced positive one-year safety and efficacy data from the SPIRIT long-term extension study. In the primary endpoint analysis, 84.8% and 73.3% of women receiving relugolix combination therapy over one year achieved clinically meaningful pain reductions in dysmenorrhea and non-menstrual pelvic pain, respectively. On average, women reported an 82.8% reduction on the 11-point Numerical Rating Scale (0-10) for dysmenorrhea from 7.4 (severe pain) to 1.3 (mild pain) over one year. Bone mineral density remained stable through week 52 in women treated with relugolix combination therapy after minimal, non-clinically meaningful bone loss through week 24. The incidence of adverse events over one year was consistent with that observed in the SPIRIT 1 and SPIRIT 2 studies, with no new safety signals observed. The most commonly reported adverse events in at least 10% of women treated with relugolix combination therapy were headache, nasopharyngitis, and hot flashes. There was one pregnancy reported in the relugolix combination therapy group (n=278).
In the primary endpoint analysis for the two-year extension study, 84.8% and 75.8% of women receiving relugolix combination therapy for up to two years achieved clinically meaningful pain reductions in dysmenorrhea and non-menstrual pelvic pain, respectively. The incidence of adverse events over two years was consistent with that observed in the SPIRIT 1 and SPIRIT 2 studies and the first 28 weeks of the long- term extension study, with no new safety signals observed. The most commonly reported adverse events with relugolix combination therapy were headache, nasopharyngitis, and hot flashes. There were two additional pregnancies reported in the relugolix combination therapy group (n=278) during the second year of the long- term extension study. Bone mineral density remained stable through week 104 in women treated with relugolix combination therapy after minimal, non-clinically meaningful bone loss through week 24. We expect to present two-year data from the SPIRIT long-term extension study at a scientific conference in mid-calendar year 2022.
Observational Bone Mineral Density Study
This prospective observational study was designed to characterize the longitudinal natural history of bone mineral density in premenopausal women with uterine fibroids or endometriosis over 52 weeks. A cohort of women (n=452) with documented endometriosis by surgery who were not receiving treatment with GnRH agonists or antagonists were enrolled contemporaneously from U.S. centers that participated in the SPIRIT studies. Bone mineral density was assessed by DXA at baseline, week 24 and week 52. Mean bone mineral density at the lumbar spine showed minimal changes over the 52-week observational period (0.35% at week 24 and 0.53% at week 52) and did not appear to be influenced by race or body mass index. This study began in August 2018 and was completed in July 2020.
Endometriosis Market Opportunity
We estimate that endometriosis affects approximately 10% of women of reproductive age and, in the U.S., can take approximately 4-11 years from the onset of symptoms to accurately diagnose, often leading to unnecessary or inappropriate treatment. We estimate that approximately six million women in the U.S. suffer from symptomatic endometriosis, approximately one million of whom are inadequately treated by oral contraceptives and require additional treatment. We estimate that three in four women with endometriosis experience debilitating symptoms. In addition, approximately 100,000 endometriosis-related hysterectomies are performed each year in the U.S., although hysterectomy is not a cure for endometriosis and pain associated with endometriosis will not necessarily subside following hysterectomy.
Standard treatment options for endometriosis include medical therapies and surgery. Initial treatment usually involves over-the-counter pain medications, including NSAIDs, because pain is the primary symptom. Hormonal contraceptives are also commonly used. In more severe cases, LHRH agonists such as leuprolide are used for short-term treatment and may involve hormonal add-back therapy with an estrogen and/or a progestin. The FDA has approved Lupaneta Pack (leuprolide administered with norethindrone acetate (5 mg)) to treat pain associated with endometriosis while lowering the side effect of bone mineral density loss and reducing vasomotor symptoms use longer than one year is not recommended. The GnRH antagonist, elagolix, is approved for the management of moderate to severe pain associated with endometriosis. The low dose of elagolix is associated with limited efficacy but is generally well tolerated and can be used for up to two years. The high dose is more efficacious but is associated with a high incidence of hot flashes and progressive loss of bone density and, therefore, is only recommended for six months. For many patients, surgical intervention, typically laparoscopy with ablation or resection of endometriotic lesions, is ultimately undertaken to relieve pain, and opioid medications are frequently needed to control pain both before and after surgery. After treatment with hormonal therapy or laparoscopic procedures, recurrence of endometriosis and related symptoms is common, resulting in repeated procedures for many women.
We believe MYFEMBREE, if approved for endometriosis, could potentially provide a medical treatment option for women with pain associated with endometriosis that reduces both menstrual pain (dysmenorrhea) and non-menstrual pelvic pain, pain with intercourse (dyspareunia) leading to improvements of function and other measures of quality of life. This may reduce the need for repeated surgeries that many women with endometriosis undergo and to avoid the risks associated with multiple surgical interventions. If approved, MYFEMBREE would offer women with endometriosis effective management of their endometriosis-associated pain in a convenient one pill once a day therapy and allowing them to potentially delay or avoid surgery.
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
In April 2020, we announced results from a Phase 1 single-arm, open-label ovulation inhibition study to assess the effects of relugolix combination therapy on ovulation inhibition, per the Hoogland-Skouby assessment scale (score < 5). In 67 healthy women over an 84-day treatment period (three cycles), relugolix combination therapy achieved 100% ovulation inhibition and was generally well tolerated. Furthermore, 100% of women resumed ovulation or menses upon discontinuation of treatment, with an average time to ovulation of 23.5 days. Data from this study were presented at the ASRM 2020 Virtual Congress. The findings of the Phase 1 study demonstrated that relugolix combination therapy inhibited ovulation study participants and provides the basis for our Phase 3 SERENE study.
Phase 3 SERENE Study
We are enrolling patients in our Phase 3 SERENE study evaluating MYFEMBREE for the prevention of pregnancy. The enrollment target in the SERENE study is 1,020 patients who are 18 to 50 years of age and at risk for pregnancy, who have a confirmed diagnosis of uterine fibroids or endometriosis. The primary efficacy endpoint is the at-risk Pearl Index, defined as the number of on-treatment pregnancies per 100 women-years of treatment. On-treatment pregnancies are pregnancies with an estimated conception date between the first day of study intervention intake up to and including seven days after the last intake of study medication. In May 2021, the FDA informed us that they placed a partial clinical hold on the Phase 3 SERENE study, pending certain protocol modifications. In August 2021, the FDA informed us that the partial clinical hold for the Phase 3 SERENE study was lifted following study protocol amendments. The primary analysis of the study, prevention of pregnancy, remains unchanged, but now the SERENE study will only evaluate women with a confirmed diagnosis of uterine fibroids or endometriosis. Bone mineral density monitoring will occur throughout the treatment period as well as after treatment is discontinued to gain additional insights into bone health, which will augment the safety profile observed in the LIBERTY and SPIRIT programs. The enrollment target was increased to 1,020 patients who are 18 to 50 years of age and at risk for pregnancy, enhancing the power of the study. Patient screening with this updated protocol began in September 2021, with initial patients dosed in October 2021. Women will receive once-daily MYFEMBREE for 13 28-day at-risk cycles. Safety data will also be collected during the study.
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
In October 2018, we presented data from a Phase 1 study of MVT-602 at the ASRM Annual Congress. Results of the study showed that administration of MVT-602 in healthy premenopausal women in the follicular phase produced a dose-related increase in LH concentrations and expected effects on FSH and estradiol. A total of 24 women were randomized to one of three MVT-602 dose groups (0.3 µg, 1 µg or 3 µg) and then subsequently randomized within the assigned group to receive a single subcutaneous dose of MVT-602 or placebo in a 3:1 ratio. Results showed that administration of single subcutaneous doses of MVT-602 demonstrated dose-related increases in LH concentrations and expected post-dose increases in FSH and estradiol concentrations, with little effect observed on progesterone as expected. No serious adverse events were reported, and no subject discontinued from the study due to an adverse event. Adverse events were similar between the placebo and MVT-602 groups with no apparent dose-related effects.
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
Our Key Agreements
Collaborations and License Agreements
We have collaborations and license agreements with leading pharmaceutical companies for the commercialization and further development of relugolix. Our agreements with Pfizer, Richter, and Accord are described below.
Pfizer Collaboration and License Agreement
On December 26, 2020, one of our subsidiaries, MSG, and Pfizer, entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries. Pfizer notified us on October 22, 2021, of its decision to decline this option.
In the Co-Promotion Territory, we and Pfizer equally share profits and certain expenses. We remain responsible for regulatory interactions and drug supply and continue to lead clinical development for MYFEMBREE in the women’s health indications, while development for ORGOVYX is shared equally among the parties.
Pursuant to the terms of the Pfizer Collaboration and License Agreement, we received an upfront payment of $650.0 million in December 2020, and are eligible to receive up to $3.8 billion of milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for MYFEMBREE in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. In July 2021, we received a $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021.
Pursuant to the terms of the Pfizer Collaboration and License Agreement, we have and will continue to bear Pfizer’s share of Allowable Expenses, up to a maximum of $100.0 million for calendar year 2021 and up to a maximum of $50.0 million for calendar year 2022. Any unused portion will carry over into the subsequent calendar years until we have assumed in aggregate $150.0 million of Pfizer’s share of the Allowable Expenses.
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
Richter Development and Commercialization Agreement
On March 30, 2020, one of our subsidiaries, MSG, entered into an exclusive license agreement with Richter for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the terms of the Richter Development and Commercialization Agreement, we received an upfront payment of $40.0 million on March 31, 2020, and are eligible to receive up to $40.0 million in regulatory milestone payments (of which $25.0 million has been received), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval.
Under the terms of the Richter Development and Commercialization Agreement, we continue to lead global development of relugolix combination tablet. We have also agreed to assist Richter in transferring manufacturing technology from our contract manufacturing organizations to Richter to enable Richter to manufacture relugolix combination tablet. We have agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to our agreements with our contract manufacturing organizations. Richter is responsible for all local clinical development, manufacturing, and all commercialization activities for its territories. We have also granted Richter an option to collaborate with us on relugolix combination tablet for future indications in women’s health other than fertility.

The term of the Richter Development and Commercialization Agreement shall expire on a country-by-country basis upon expiry of the Royalty Term (as defined in the Richter Development and Commercialization Agreement) for the respective product in a country in the Richter Territory. The Richter Development and Commercialization Agreement may be terminated in its entirety or on a country-by-country basis by mutual consent of the parties, or by either party for the uncured material breach of the other party, for bankruptcy of the other party, and for certain other reasons in accordance with the terms of the Richter Development and Commercialization Agreement.
Accord License Agreement
On May 5, 2022, one of our subsidiaries, MSG, entered into an exclusive license agreement (the “Accord License Agreement”) with Accord and Intas Pharmaceuticals, Ltd., parent entity of Accord, for Accord to commercialize relugolix for the treatment of advanced hormone-sensitive prostate cancer under the trade name ORGOVYX® (relugolix 120 mg) in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if we decide to enter into licensing arrangements in countries in the Middle East, Africa, and India.
Under the terms of the Accord License Agreement, we are entitled to receive an upfront payment of $50.0 million, which we expect to receive in the three months ending June 30, 2022. We are also eligible to receive up to $90.5 million in commercial launch, sales-based, and other milestones. In addition, we are eligible to receive tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s territories.
Under the terms of the Accord License Agreement, we retain all rights to relugolix in the U.S., with our collaboration partner, Pfizer, as well as rights to relugolix in other therapeutic areas outside of prostate cancer, uterine fibroids, and endometriosis in Europe. We will continue to lead the global development of relugolix and provide initial product supply to Accord. Accord will be responsible for certain local clinical development and all commercialization for its territories, and has the option to manufacture relugolix in the future.
The term of the Accord License Agreement shall expire on a country-by-country basis upon expiry of the Royalty Term (as defined in the Accord License Agreement). The Accord License Agreement may be terminated in its entirety or on a country-by-country basis, by either party for the uncured material breach or bankruptcy of the other party, and for certain other reasons in accordance with the terms of the Accord License Agreement.
Related Party Agreements
Our majority shareholder is Sumitovant, a wholly-owned subsidiary of Sumitomo Pharma. We have agreements with Sumitovant, Sumitomo Pharma, and their affiliates, including Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Pharma. The agreements that are material to us are described below.
Sumitomo Pharma Loan Agreement
On December 27, 2019, we and one of our subsidiaries, MSG, entered into a loan agreement with Sumitomo Pharma (the “Sumitomo Pharma Loan Agreement”). Pursuant to the Sumitomo Pharma Loan Agreement, Sumitomo Pharma agreed to make revolving loans to us in the aggregate principal amount of up to $400.0 million, of which $358.7 million was outstanding as of March 31, 2022. Funds may be drawn down by us once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024, or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the Sumitomo Pharma Loan Agreement. In addition, if Sumitomo Pharma fails to own at least a majority of our outstanding common shares, it may become unlawful under Japanese law for Sumitomo Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Interest is due and payable quarterly. Loans under the Sumitomo Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
Loans under the Sumitomo Pharma Loan Agreement bear interest at a variable rate per annum equal to 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3% payable on the last day of each calendar quarter. Publication of 3-month LIBOR is currently expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, we and Sumitomo Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. Our obligations under the Sumitomo Pharma Loan Agreement are fully and unconditionally guaranteed by us and our subsidiaries. The loans and other obligations are senior unsecured obligations of us, MSG, and subsidiary guarantees. The Sumitomo Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants.

The Sumitomo Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period, cross acceleration to certain other debt, failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries and certain breaches by us under the Investor Rights Agreement. Upon the occurrence of an event of default, a default interest rate of an additional 5% will apply to the outstanding principal amount of the loans, Sumitomo Pharma may terminate its obligations to make loans to us and declare the principal amount of loans to become immediately due and payable, and Sumitomo Pharma may take such other actions as set forth in the Sumitomo Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Pharma to make loans to us would automatically terminate and the principal amount of the loans would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Pharma to maintain the loans under the Sumitomo Pharma Loan Agreement or within 30 days of a change of control with respect to us, we would be required to repay the outstanding principal amount of the loans.
Investor Rights Agreement
On December 27, 2019, we entered into an Investor Rights Agreement with Sumitomo Pharma and Sumitovant (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, we agreed, at the request of Sumitovant, to register for sale, under the Securities Act of 1933, common shares beneficially owned by Sumitovant, subject to specified conditions and limitations. In addition, we agreed to periodically provide Sumitovant (i) certain financial statements, projections, capitalization summaries and other information and (ii) access to our books, records, facilities and employees during our normal business hours as Sumitovant may reasonably request, subject to specified limitations.
The Investor Rights Agreement also contains certain protections for our minority shareholders for so long as Sumitomo Pharma or certain of its affiliates beneficially owns more than 50% of our common shares. These protections include: (i) a requirement that Sumitovant vote its shares for the election of independent directors in accordance with the recommendation of our board of directors or in the same proportion as the shareholders not affiliated with Sumitovant vote their shares; (ii) a requirement that the audit committee of our board of directors be composed solely of three independent directors; (iii) a requirement that any transaction proposed by Sumitomo Pharma or certain of its affiliates that would increase Sumitomo Pharma’s beneficial ownership to over 60% of the outstanding voting power of us must be approved by our audit committee (if occurring prior to December 27, 2022) and be conditioned on the approval of shareholders not affiliated with Sumitovant approving the transaction by a majority of the common shares held by such shareholders; and (iv) a requirement that any related person transactions between Sumitomo Pharma or certain of its affiliates and us must be approved by our audit committee.
Pursuant to the Investor Rights Agreement, we also agreed that at all times that Sumitomo Pharma beneficially owns more than 50% of our common shares, Sumitomo Pharma, by purchasing common shares in the open market or from us in certain specified circumstances, will have the right to maintain its percentage ownership in our common shares in the event of a financing event or acquisition event conducted by us, or specified other events, subject to specific conditions.
Market Access Services Agreement
On August 1, 2020, one of our subsidiaries, MSG, entered into the Market Access Services Agreement, as amended, (“Market Access Services Agreement”) with Sunovion. Pursuant to the Market Access Services Agreement, among other things, Sunovion agreed to provide to MSG certain market access services with respect to the distribution and sale of ORGOVYX (“Prostate Cancer Product”) and MYFEMBREE (“Women’s Health Product,” and collectively with Prostate Cancer Product, the “Products”, and each a “Product”), including, among other things: (i) adding the Products to Sunovion’s agreements with its third party logistics providers; (ii) adding the Women’s Health Product to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks and negotiating rates for the Products with certain market access customers; (iii) providing order-to-cash services; (iv) providing certain employees to provide market access account director services; (v) performing activities required in connection with supporting and maintaining contracts between us and market access customers for the coverage, purchase, or dispensing of the Products; (vi) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to the Products; (vii) providing MSG with price reporting metrics and other information required to allow us to comply with applicable government price reporting requirements; (viii) coordinating with MSG and any applicable wholesalers and distributors to address any recalls, investigations, or product holds; (ix) configuring, or causing to be configured, the appropriate software systems to enable Sunovion to perform its obligations under the Market Access Services Agreement; and (x) providing training and certain other ancillary support services to facilitate the foregoing. Pursuant to this agreement, Sunovion will also provide certain services to us to enable us to comply with our obligations under the State Transparency Laws.
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
As consideration for the services, MSG has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion to manage payments for rebates, chargebacks and similar fees.
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
Under the Takeda License Agreement, we will pay Takeda a fixed, high single-digit royalty on net sales of certain relugolix products, a low single-digit royalty on net sales of certain other relugolix products, and a high single-digit royalty on net sales of MVT-602 products in our territory, all subject to certain agreed reductions. Takeda will pay us a high single-digit royalty on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones. We have also licensed additional patents and patent applications from Takeda directed to other oligopeptides that target the same pathway as MVT-602.
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
On May 30, 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda (the “Takeda Commercial Supply Agreement”) pursuant to which Takeda agreed to supply us with and we agreed to obtain from Takeda certain quantities of relugolix drug substance according to agreed-upon quality specifications. For relugolix drug substance manufactured or delivered on or after December 31, 2019, we will pay Takeda a price per kilogram of relugolix drug substance to be agreed upon between the parties at the beginning of each fiscal year. Takeda has also assisted with the transfer of technology and manufacturing know-how to a second contract manufacturing organization of one of our subsidiaries, MSG.
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

Excella Commercial Manufacturing and Supply Agreement
On April 4, 2019, one of our subsidiaries, MSG, entered into a Commercial Manufacturing and Supply Agreement with Excella GmbH & Co. KG (“Excella”) pursuant to which Excella agreed to manufacture and supply us with certain commercial relugolix active pharmaceutical ingredient (“API”). Subject to and under the terms and conditions of this agreement, Excella shall not develop, manufacture or supply any relugolix API or regulatory starting material, or any product containing relugolix, for or to any third party without our written consent.
Commercialization of our Approved Products
Our fully integrated commercial organization consists of sales, marketing, market access, and commercial operations functions. In the U.S., our sales teams market ORGOVYX primarily to urologists and oncologists and MYFEMBREE primarily to gynecology practices, as well as to other healthcare professionals. In the U.S., our sales and marketing efforts are supported by Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement, in which we collaborate to jointly develop and commercialize relugolix in oncology and women’s health.
In addition to using customary pharmaceutical company practices, we, and Pfizer, have also adopted digital marketing technologies to engage with customers. The use of digital marketing technologies increased as a result of the COVID-19 pandemic, which required us, and Pfizer, to shift from customary in-person to primarily telephonic and virtual interactions with healthcare professionals. For a more detailed discussion of the impact of the COVID-19 pandemic and our risk mitigation efforts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Effects of the COVID-19 Pandemic on our Business” in Part II, Item 7 of this Annual Report.
Our approved products, ORGOVYX and MYFEMBREE, are sold in the U.S. principally through wholesale and specialty distribution and pharmacy channels. These customers subsequently resell our products to healthcare providers and patients. To facilitate our commercial activities in the U.S., we also engage with various other third parties such as advertising agencies, market research firms and vendors providing other sales-support related services as needed, including digital marketing and other promotional activities.
To help ensure that all eligible patients in the U.S. have appropriate access to ORGOVYX and MYFEMBREE, we have established comprehensive reimbursement and support programs. Under these programs, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free drug to uninsured or under-insured patients who meet certain criteria. In addition, our programs provide comprehensive reimbursement support services, such as prior authorization support.
Pursuant to the Richter Development and Commercialization Agreement, we granted Richter an exclusive license to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand. Since RYEQO’s approvals in the EU and U.K. for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age, Richter has launched RYEQO in 17 countries.
Pursuant to the Accord License Agreement, we granted Accord an exclusive license to commercialize relugolix for the treatment of advanced hormone-sensitive prostate cancer under the trade name ORGOVYX in the European Economic Area, U.K., Switzerland, and Turkey. Accord expects to launch ORGOVYX for this indication in Europe in the second half of calendar year 2022.
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
Competition
The pharmaceutical and biopharmaceutical industries are highly competitive and require an ongoing, extensive search for technological innovation. These industries are characterized by rapid and significant technological advancements, intense competition, and a strong emphasis on proprietary products. While we believe that our products, product candidates, knowledge, experience, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
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
Although ORGOVYX is the first and only oral GnRH receptor antagonist for adult patients with advanced prostate cancer approved by the FDA in the U.S., we may face competition from various drugs approved for the treatment of prostate cancer, such as Lupron Depot® (AbbVie Inc.), Eligard® (Tolmar Pharmaceuticals), Firmagon® (Ferring Pharmaceuticals), and CamceviTM (Accord BioPharma (U.S.)). LHRH agonists, such as leuprolide acetate, are the current standard of care treatment used to lower testosterone in men with advanced prostate cancer. These have been approved for three decades and are administered by injection on a monthly, quarterly, every four months or every six months basis and are the most direct competitor for ORGOVYX. Degarelix, a depot GnRH antagonist requiring monthly injections, is approved for use to lower testosterone in men with advanced prostate cancer, but clinical use is limited likely due to the requirement for monthly high-volume injections with a rate of injection site reactions of approximately 35%. Other oral medications used for androgen deprivation therapy include androgen receptor inhibitors such as enzalutamide, apalutamide and darolutamide, androgen biosynthesis inhibitors such as abiraterone acetate, and antiandrogens such as bicalutamide and flutamide, each commonly used in combination with a GnRH receptor antagonist or LHRH agonist.
MYFEMBREE is the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids in premenopausal women approved by the FDA in the U.S., with a treatment duration of up to 24 months. MYFEMBREE competes with ORIAHNN®, an oral GnRH receptor antagonist combination therapy (one capsule

(elagolix 300 mg, estradiol 1 mg, norethindrone acetate 0.5 mg) in the morning and one capsule (elagolix 300 mg) in the evening), which was approved by the FDA and launched by AbbVie in June 2020 for the management of heavy menstrual bleeding associated with uterine leiomyomas (fibroids) in premenopausal women. In addition, ObsEva SA’s NDA for linzagolix, an oral GnRH receptor antagonist for the treatment of uterine fibroids for use with and without add-back therapy, was accepted for review by the FDA in November 2021 and the FDA set a target action date of September 13, 2022.
We consider MYFEMBREE’s (if approved) most direct competitor for the treatment of pain associated with endometriosis to be ORILISSA™ (elagolix), an oral GnRH receptor antagonist, which was approved as monotherapy (150 mg once a day or 200 mg twice a day) by the FDA and launched by AbbVie in August 2018 for the management of moderate-to-severe pain associated with endometriosis. AbbVie also has one ongoing Phase 3b study of elagolix in combination with hormonal therapy in women with pain associated with endometriosis. In April 2021, AbbVie posted the results of a Phase 3 study evaluating elagolix 200 mg twice a day with and without hormonal add-back therapy in women with moderate to severe endometriosis associated pain, showing that the study met its primary endpoint. In May 2019, ObsEva initiated a Phase 3 program evaluating linzagolix in women with endometriosis-associated pain, evaluating a lower 75 mg monotherapy dose and a higher 200 mg dose with hormones; however, one of the Phase 3 studies being conducted in the U.S. was terminated due to enrollment challenges. ObsEva reported in January 2022 positive Phase 3 study results for the higher dose with hormones, but the lower 75 mg monotherapy dose did not meet one of the co-primary objectives of nonmenstrual pelvic pain.
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
For relugolix, we are the exclusive worldwide licensee, excluding the Takeda Territory. These patents and patent applications cover the relugolix molecule and certain analogs and solid forms; the use of relugolix to treat prostate cancer, hysteromyoma (uterine fibroids), and endometriosis; methods of manufacturing and certain intermediates; and certain formulations. The patent family directed to the relugolix molecule will expire in 2024, subject to any extension of patent term that may be available in a particular country. We have applied for PTE based on the approval of ORGOVYX for a patent covering relugolix. If granted, the term of the extended patent may be extended for up to five years, or 2029. Based on the approval of RYEQO in Europe for the treatment of uterine fibroids, we have also filed Supplementary Protection Certificate (“SPC”) applications based on the European patent directed to the relugolix molecule. If issued, the SPCs should expire in 2029 in individual European countries in which filed. The patents and patent applications, if issued, directed to methods of manufacturing relugolix and relevant intermediates will expire in 2033, subject to any adjustment or extension of patent term that may be available in a particular country. The patents and patent applications, if issued, directed to formulations of relugolix will expire in 2036, subject to any adjustment or extension of patent term that may be available in a particular country. We have filed patent applications directed to uses of relugolix combination therapy in treating, among other conditions, heavy menstrual bleeding associated with uterine fibroids and for pain associated with endometriosis. The granted U.S. patent and pending patent applications in this patent family are co-owned with Takeda under the Takeda License Agreement. This patent and these applications, if issued, will expire in 2037 not including any adjustments or extensions. We have also filed patent applications directed to the use of relugolix as a monotherapy to treat advanced prostate cancer. The granted U.S. patents, and patent applications in this patent family, if issued, will expire in 2037, not including any adjustments or extensions. These patents and patent applications are also co-owned with Takeda. We have also filed patent applications directed to particular crystalline forms of relugolix and certain relugolix solvates. The patent applications in these families, if issued, will expire in 2040, not including any adjustments or extensions. The relugolix crystalline form application is co-owned with Takeda under the Takeda License Agreement, and the relugolix solvates application is owned by Myovant Sciences GmbH. We have also filed a patent application directed to uses of relugolix combination therapy to treat prostate cancer, uterine fibroids, or endometriosis. The patent applications resulting from this family, if issued, will expire in 2041, not including any adjustments or extensions. This application is owned by Myovant Sciences GmbH. We have also filed patent applications directed to fixed dose combination formulations which, if issued, will expire in 2041, not including any adjustments or extensions. These applications are owned by Myovant Sciences GmbH.
For MVT-602, we are the exclusive worldwide licensee of multiple patents and patent applications in the U.S. and numerous foreign jurisdictions. These patents and patent applications cover the MVT-602 oligopeptide and its use in treating advanced prostate cancer, as well as certain sustained release formulations containing MVT-602. The patent family directed to the MVT-602 molecule and method of use expires in 2028 in the U.S. (because of PTA) and in 2026 ex-U.S., subject to any adjustment or extension of patent term that may be available in a particular country. The patents directed to sustained-release formulations of MVT-602, if issued, would expire between 2030 and 2031, subject to any adjustment or extension of patent term that may be available in a particular country. We intend to apply for PTE for a patent covering MVT-602. If granted, the patent term covering MVT-602 may be extended. We are also the owner of patents and patent applications directed to uses of MVT-602 in treating infertility. The patents and applications, if issued, in this family will expire in 2037 subject to any adjustment or extension of patent term that may be available in a particular country. We have licensed additional patents and patent applications from Takeda directed to other oligopeptides that target the same pathway as MVT-602.
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
Orange Book Listing
An NDA sponsor must identify to the FDA patents that claim the drug substance or drug product or approved method of using the drug. When the drug is approved, those patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book. Any applicant who files an ANDA or a 505(b)(2) NDA must certify, for each patent listed in the Orange Book for the Referenced Listed Drug (“RLD”) that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the listed patent will expire on a particular date and approval is sought after patent expiration, or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. An ANDA or 505(b)(2) applicant may also submit a statement that it intends to carve-out from the labeling of its product an RLD’s use that is protected by exclusivity or a method of use patent. The fourth certification described above is known as a Paragraph IV certification. A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the reference NDA holder. The reference NDA holder and patent owners may initiate a patent infringement lawsuit in response to the Paragraph IV notice. We intend to defend vigorously any patents for our approved products. Six patents and four patents are currently listed in the Orange Book for ORGOVYX and MYFEMBREE, respectively.

Government Regulation
United States- FDA Drug Approval Process
In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and other regulations requires the expenditure of substantial time and financial resources. The Federal Food, Drug, and Cosmetic Act (“FDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, nonclinical and clinical testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil penalties or criminal investigations and penalties brought by the FDA, the Department of Justice or other governmental organizations.
No drug product candidates may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be approved for marketing in the U.S. generally includes the following:
•completion of extensive nonclinical laboratory tests, animal studies, and formulation studies conducted in accordance with the FDA’s Good Laboratory Practices (“GLP”);
•submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing, which must become effective before human clinical studies may begin in the U.S.;
•approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical study may be initiated;
•performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practices (“GCP”) to establish the safety and efficacy of the drug for each proposed indication;
•the preparation and submission of an NDA or sNDA to the FDA for commercial marketing;
•FDA acceptance, review, and approval of the NDA or sNDA, which might include an advisory committee; and
•satisfactory completion of any FDA pre-approval inspections of a manufacturing facility or facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with cGMP and of selected clinical investigators or contract research organizations for their compliance with GCP.
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
Clinical studies are typically conducted in three sequential phases, but the phases may overlap. These phases generally include the following:
•Phase 1 - Studies, which involve the initial introduction of the product candidate into humans, are initially conducted in a limited number of subjects to assess pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 1 studies may also be conducted to assess potential for drug interactions or drug exposure in patients with renal or hepatic impairment.

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
The FDA may require, or companies may pursue, additional clinical studies after a product is approved. These Phase 4 studies may be deemed a condition to be satisfied after a drug receives approval. Failure to satisfy such post-marketing commitments can result in FDA enforcement action, up to and including withdrawal of approval.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The submission of most NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval and require additional nonclinical, preclinical, or other studies.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. The FDA’s goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication and is granted priority review, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or some of the facilities at which the drug is manufactured or tested.
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
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, REMS, or surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to GMP requirements after approval, including for supply chain traceability. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with GMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with GMP requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market, or product recalls;
•fines, warning letters, or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
Foreign Regulation
In addition to regulations in the U.S., we are subject to laws and regulations of other countries governing clinical studies and the manufacturing, commercial sales and distribution of our products outside the U.S. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical studies or marketing of the product in foreign countries or economic areas, such as the EU. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of foreign countries and the EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be shorter or longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Other Healthcare Laws and Compliance Requirements
Our current and future business operations are subject to additional healthcare laws, regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws.
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

We have conducted, and may continue to conduct, clinical studies or continue to enroll subjects in our ongoing or future clinical studies in certain jurisdictions in which we may be subject to additional privacy restrictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to the greater of 20 million Euros or 4% of annual global revenue. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Data protection authorities from the different EU member states have issued limited guidance, may interpret the GDPR and national laws differently and may impose additional requirements, which complicates the effort to comply with these laws. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear whether, post-Brexit, the U.K. will enact data protection legislation equivalent to the GDPR and how data transfers to and from the U.K. will be regulated.
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
Physician Payments Sunshine Act
There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA through the enactment of the Physician Payments Sunshine Act, imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.
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
Healthcare Reform
Public policy, laws, regulations, and guidelines for the pharmaceutical industry can be made across the executive and legislative branches of government and at the federal, state and local level. Efforts to expand access, enhance quality and contain costs are fundamental underpinnings of most healthcare reform measures. While well intended, some policies could have an adverse effect, such as cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement, and other fundamental changes to the healthcare delivery system.
At any time, legislation can be drafted, introduced, and passed in the U.S. Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage, and reimbursement of products regulated by the FDA or other government agencies. For example, in 2022 Congress is expected to pass the Prescription Drug User Fee Act Reauthorization for years 2023 to 2028, as well as annual funding for the FDA and U.S. Department of Health and Human Services (“HHS”); and may consider other major legislation such as the “Build Back Better Act” aimed in part at lowering drug prices and reforming Medicare. Previously passed legislation that materially impacts prescription drug manufacturers will also become effective in the near-term. For example a provision included in the American Rescue Plan Act of 2021 will eliminate the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, effective beginning January 1, 2024. Further, Congress is considering additional healthcare reform measures. It is also possible that additional government action is taken in response to the COVID-19 pandemic.
Federal agencies including the HHS and its Centers for Medicare and Medicaid Services (“CMS”) may also issue rules and guidance that impact coverage, reimbursement, and pricing policy for prescription drugs. For example, CMS previously finalized a regulation removing safe harbor protection for price reductions from drug manufacturers to plan sponsors under Medicare Part D, either directly or indirectly through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. Further, in response to the Biden administration’s July 2020 executive order aimed at prescription drugs, HHS released a Comprehensive Plan for Addressing High Drug Prices which provides principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles.
Finally, U.S states also have partial jurisdiction over coverage of prescription drugs by commercial health insurance plans and Medicaid. Over the course of the state legislative sessions, we are closely tracking legislation that affects drug pricing and access in these channels. This includes legislation attempting to cap drug prices, expand 340B pricing, and require drug manufacturer rebates to be passed through to patients at the point-of-sale; as well as efforts to reduce or eliminate prior authorization and step therapy, and to protect manufacturer-provided financial assistance for patients.
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
Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our approved products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any approved products will therefore depend substantially on the extent to which costs of the product will be paid by third-party payers. Additionally, the market for any approved products depends significantly on access to third-party payers’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payers provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payer to payer. One third-party payer’s decision to cover a particular medical product or service does not ensure that other payers will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately and will likely be a time-consuming process.
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
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until January 2023, it is possible for the MHRA to rely on a decision taken by the EC on the approval of a new marketing authorization via the centralized procedure. However, it is unclear whether the MHRA in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive after such time. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us and our collaboration partners from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.
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
Environment, Social, Governance, and Human Capital
Governance and Leadership
Our commitment to integrating sustainability across our organization begins with our board of directors, which has oversight of strategy and risk management related to Environmental, Social and Governance (“ESG”).
Business Ethics
We are committed to creating an environment where we are able to excel in our business while maintaining the highest standards of business conduct and ethics. Our Code of Business Conduct and Ethics (“Code of Conduct”) reflects the business practices and principles of behavior that supports this commitment, including our policies on bribery, corruption, conflicts of interest, insider trading, and our whistleblower program. We expect all of our directors, officers, and employees to read, understand, and comply with the Code of Conduct and its application to the performance of his or her business responsibilities.
Environmental Commitment
We are committed to protecting the environment and attempt to mitigate any negative impact of our operations, promoting reuse and recycling and conserving resources, where feasible. We have safety protocols in place for handling biohazardous waste in our operations, including in our clinical trials, and we use third-party vendors for biohazardous waste and chemical disposal.
Social Responsibility
We believe a transformative effort is needed to make significant progress for greater access to medicines, continued scientific discovery and innovation, and removing barriers to access and quality of care for the patients we serve. We work to elevate the conversation around women’s health and bring much-needed attention to conditions such as uterine fibroids and endometriosis. In October 2019, we announced Female Forward Together, a cross-sector coalition committed to advancing research, education, and action for women’s health. This coalition brings together expertise in healthcare, digital health, and advocacy to elevate women’s health.

We believe that significant challenges remain for men with prostate cancer despite recent progress. Prostate cancer is the second most common cancer in men and the second leading cause of cancer death in the U.S. We believe prostate cancer also has the largest racial disparity of any major cancer, killing Black men twice as often as White men. Despite new medications and increased public awareness, there remains an inadequate focus on the full spectrum of the mental and physical health of men with prostate cancer. We are working across sectors to address the complex set of challenges that these men face, including persistent racial disparities. In June 2020, we announced Forward Momentum, a cross-sector coalition working on innovative projects to increase diversity in research and develop new digital resources for men with prostate cancer. This coalition brings together expertise in healthcare, research, and advocacy to address the stigma, education, and other barriers for men with prostate cancer.
Our goal is to maximize access to our approved medicines. Our access within federally funded programs such as Medicare, Medicaid, and VA/TRICARE is comprehensive. We have also established various support programs for patients, including co-pay support for commercially-insured patients, free trial programs, and patient assistance for uninsured and under-insured patients.
Human Capital
As of March 31, 2022, we had 579 full-time employees, all of whom are expected to be guided by our vision and values and by an underlying set of ethical principles. We are committed to treating each of our employees fairly, and to maintaining employment practices based on equal opportunity for all employees. We respect each other’s privacy and treat each other with dignity and respect irrespective of age, race, color, sexual preferences, nationality, or physical condition. We are committed to providing safe and healthy working conditions and an atmosphere of open communication for all our employees.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including employee engagement, development and training, talent acquisition and retention, employee wellness, diversity, inclusion, and compensation and pay equity. We provide our employees with competitive salaries, bonuses, opportunities for equity ownership, development opportunities that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we collect employee feedback to ensure two-way communication, measure employee engagement and identify opportunities for improvement.
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
Response to COVID-19
Beginning in March 2020, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure, and behavior modification and enforcement effort. These actions have included:
•establishing a COVID-19 task force, which provides clear and regular COVID-19 policies, safety protocols, and updates to all employees;
•decreasing density and increasing physical distancing in workplaces for employees working onsite by scheduling adjustments and adding work from home flexibility;
•adjusting attendance policies to encourage those who are sick to stay at home;
•increasing cleaning protocols in our offices;
•providing additional personal protective equipment and cleaning supplies;
•implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•prohibiting all domestic and international non-essential travel for all employees through mid-2021; and
•complying with all local and national public health advisories.
In December 2021, we adopted a policy to require proof of vaccination as a condition of employment for our U.S.-based employees, subject to medical and religious exemptions, or as otherwise required by law. In April 2022, we reopened our offices, and our employees began to return to work onsite on a voluntary basis with specific safety protocols.

Corporate Information
We are an exempted company limited by shares incorporated under the laws of Bermuda in February 2016 under the name Roivant Endocrinology Ltd. We changed our name to Myovant Sciences Ltd. in May 2016. Our principal executive offices are located at Suite 1, 3rd Floor, 11-12 St. James’s Square, London, SW1Y 4LB, United Kingdom, and our telephone number is +44 (207) 400 3351. We maintain additional offices in Brisbane, California and Basel, Switzerland. Our common shares are listed on the New York Stock Exchange under the symbol “MYOV.”
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
Our corporate website is www.myovant.com. Investors and other interested parties should note that we also use our media and investor relations website (investors.myovant.com) and our social media channels to publish important information about Myovant that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our investor relations website and social media channels, in addition to our SEC filings.
The content on any website or social media channel referred to in this Annual Report is not included as part of, or incorporated by reference into, this Annual Report. Further, our references to website URLs are intended to be inactive textual references only.
Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K (“Annual Report”), including the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline and you could lose all or part of your investment in our common shares.
Risks Related to Commercialization of Our Drug Products
Our success depends in part on the successful commercialization of our drug products. To the extent our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.
We received approval for ORGOVYX (relugolix 120 mg) in December 2020 from the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with advanced prostate cancer, and received approval for MYFEMBREE (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in May 2021 for the management of heavy menstrual bleeding associated with uterine fibroids. We continue to invest a significant portion of our efforts and financial resources in the commercialization of these drug products in the U.S. The ability for us and/or our collaboration partner, Pfizer Inc. (“Pfizer”), to generate net product revenues from our drug products will depend upon the size of the markets, the number of competitors in such markets and numerous other factors, including:
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
Further, in July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. Since RYEQO’s approvals in the EU and U.K., our collaboration partner, Gedeon Richter Plc. (“Richter”) has launched RYEQO in 17 countries. In April 2022, the EC approved ORGOVYX® (relugolix 120 mg) as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. Our collaboration partner, Accord Healthcare, Ltd. (“Accord”), will be responsible for the commercial launch of ORGOVYX in Europe. The success of Richter in generating net revenue from RYEQO and the success of Accord in generating revenue from ORGOVYX are also subject to many of the factors described above. If we and/or our collaboration partners do not achieve one or more of these factors in a timely manner or at all, we and/or our collaboration partners could experience significant delays or an inability to successfully commercialize any of our drug products, which would materially harm our business.
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
Our drug products may fail to gain sufficient market acceptance by physicians, patients, third-party payers, or others in the medical community. If any of our drug products do not achieve an adequate level of acceptance, we may not generate significant net product revenue or become profitable. The degree of market acceptance of our drug products is dependent on a number of factors, including but not limited to:
•the efficacy and potential advantages compared to alternative treatments, including the convenience and ease, or duration of administration;
•the prevalence and severity of any side effects;
•the acceptability of the price of our drug products relative to other treatments;
•the content of the approved product labels and our ability to make compelling product claims;
•the effectiveness and adequacy of our and our collaboration partner’s sales and marketing efforts;
•the patients’ out-of-pocket costs in relation to alternative treatments;
•the willingness of potential patient population to try new therapies and of healthcare providers to prescribe these therapies;
•the breadth and cost of distribution support;
•the effectiveness of our patient assistance and support programs;
•the availability of third-party payer coverage and adequate reimbursement;
•whether diagnosis and treatment rates change in advanced prostate cancer, heavy menstrual bleeding associated with uterine fibroids, or other indications for which our drug products were approved; and
•any restrictions on the use of our drug products together with other medications.
The degree of market acceptance of ORGOVYX will also depend on the acceptance and degree of adoption by institutional treatment pathways and institutional, local, and national clinical guidelines such as the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology, the American Urological Association guidelines, American Society of Clinical Oncology Clinical Practice Guidelines, or other country-specific guidelines. This could also be the case for MYFEMBREE in terms of inclusion in practice guidelines such as those from the American College of Gynecology, American Society for Reproductive Medicine, American Association of Gynecologic Laparoscopists, or other country-specific guidelines. In the U.S., healthcare providers may refer to these guidelines with respect to patient treatment decisions. To the extent that our current or any future approved products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize our current or any future approved products.

If we and our collaboration partners are unable to effectively market and sell our drug products, the commercialization of our drug products will not be successful and our business will be harmed.
To market our drug products successfully, we must continue to develop and maintain our capabilities in sales, market access, marketing, distribution, and other commercial functions, either on our own or with our third-party collaboration partners. We have made arrangements regarding some of these functions in certain markets with third-party collaboration partners. For example, on August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion Pharmaceuticals Inc. (“Sunovion”) pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which Richter will commercialize relugolix combination tablet for uterine fibroids and endometriosis (if approved) in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand. On May 5, 2022, we entered into the Accord License Agreement pursuant to which Accord will commercialize ORGOVYX in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if we decide to enter into licensing arrangements in countries in the Middle East, Africa and India. If Sunovion, Pfizer, Richter, Accord or any other collaboration partners we may engage in the future, fail to perform or satisfy its obligations under their respective agreements with us or terminate their relationship with us, the sales, market access, marketing and/or distribution of our drug products would be delayed or may not occur. In addition to the third-party collaboration arrangements described above, we continue to develop and maintain our own sales, market access, marketing, distribution and other commercial capabilities. There are significant expenses and risks involved with maintaining our own sales, market access, marketing, distribution, and other commercial capabilities, including: (i) our ability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our ability to attain access to adequate numbers of healthcare professionals to prescribe any approved drugs; (iii) our ability to negotiate coverage and reimbursement for our products with payers at reasonable rebate or discount levels; (iv) our ability to negotiate competitive provider contracts to ensure access in in-office dispensing pharmacies; and (v) unforeseen costs and expenses associated with establishing and maintaining our own sales, market access, marketing, distribution, and other commercial capabilities. The COVID-19 pandemic may negatively impact our and our collaboration partners’ ability to maintain commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and, if significant delays result, to commercialize our drug products.
We and our collaboration partner, Pfizer, launched ORGOVYX in the U.S. in January 2021 and MYFEMBREE in the U.S. in June 2021. Further, our collaboration partner, Richter, recently launched RYEQO in Europe. We and/or our collaboration partners continue to expend significant time and resources to market, sell, seek reimbursement, and distribute these drug products to physicians and the medical community in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics, marketing messages, or the distribution and reimbursement capabilities that we or our collaboration partners have developed will be successful. Specifically, for distribution of these drug products, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If we or our collaboration partners are unable to perform effectively, our ability to realize sales targets and the return on our investment in developing these drug products will suffer.
Failure to successfully obtain coverage and reimbursement for ORGOVYX and MYFEMBREE in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
Our and Pfizer’s ability to commercialize ORGOVYX and MYFEMBREE successfully in the U.S. will depend in part on the extent to which coverage and reimbursement for ORGOVYX and MYFEMBREE will be available from third-party payers, including government health administration authorities (such as the Department of Veterans Affairs, and the Department of Defense and state Medicaid programs), Medicare Part D plan sponsors, and private health insurers, such as pharmacy benefit managers, health plans, and self-insured organizations. In the U.S., no uniform policy for coverage for products exists among third-party payers. Third-party payers decide which drugs they will pay for, what steps prescribers must take to obtain authorization for patients to fill their prescriptions, and how much patients must pay out of their own pocket. Payer decisions regarding the extent of coverage to be provided for any of our product candidates that obtain marketing approval will be made on a plan-by-plan basis. Additionally, a third-party payer’s decision to provide coverage for a drug does not imply that an affordable out-of-pocket cost for patients will be established. Each third-party payer determines whether or not it will provide coverage for a drug, what amount it will reimburse for the drug, on what tier of its formulary the drug will be placed, and whether to require step therapy or prior authorizations. The position of a drug on a formulary generally determines out-of-pocket costs that a patient will pay to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions, providers prescribing such therapies and pharmacies that dispense drugs generally rely on third-party payers to reimburse all or part of the associated healthcare and drug costs. Coverage from both governmental healthcare programs, such as Medicare Part D and Medicaid, and coverage by private commercial payers are critical to ORGOVYX’s and MYFEMBREE’s commercial success. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Providers may also participate in shared savings programs with government or commercial payers that may also create barriers to use for innovative drugs. Further, coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to our approved drug products. For example, although ORGOVYX is the first and only oral GnRH receptor antagonist for adult patients with advanced prostate cancer approved by the FDA in the U.S., we may face competition from various drugs approved for the treatment of prostate cancer, such as Lupron Depot® (AbbVie Inc.), Eligard® (Tolmar Pharmaceuticals), Firmagon® (Ferring Pharmaceuticals), and CamceviTM (Accord BioPharma (U.S.)). MYFEMBREE is the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids in premenopausal women approved by the FDA in the U.S., with a treatment duration of up to 24 months. MYFEMBREE competes with ORIAHNN®, an oral GnRH receptor antagonist combination therapy (one capsule (elagolix 300 mg, estradiol 1 mg, norethindrone acetate 0.5 mg) in the morning and one capsule (elagolix 300 mg) in the evening), which was approved by the FDA and launched by AbbVie in June 2020 for the management of heavy menstrual bleeding associated with uterine leiomyomas (fibroids) in premenopausal women. In addition, ObsEva’s NDA for linzagolix, an oral GnRH receptor antagonist, for the treatment of uterine fibroids for use with and without add-back therapy, was accepted for review by the FDA in November 2021 and that the FDA set a target action date of September 13, 2022. We consider MYFEMBREE’s (if approved) most direct competitor for the treatment of pain associated with endometriosis to be ORILISSA™ (elagolix), an oral GnRH receptor antagonist, which was approved as monotherapy (150 mg once a day or 200 mg twice a day) by the FDA and launched by AbbVie in August 2018 for the management of moderate-to-severe pain associated with endometriosis.
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
The data supporting the marketing approvals in the U.S. for ORGOVYX and MYFEMBREE and forming the basis for our product labels for ORGOVYX and MYFEMBREE were obtained in controlled clinical studies of limited duration. As ORGOVYX and MYFEMBREE are used over longer periods of time by patients, including those taking other medicines, we may continue to identify new issues such as safety concerns, drug resistance or interactions of these drug products, which may require us to provide additional warnings or contraindications on our product labels or narrow the approved indications, each of which could reduce the market acceptance of our drug products.
Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through websites and other means, e.g., periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially negatively impact sales of our drug products. Further, if serious safety, drug resistance or interaction issues arise with any of our drug products, sales could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected. In addition, problems with other drugs marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as any of our drug products could adversely affect commercialization of our drug products.
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
If we or our collaboration partners are found to have improperly promoted unapproved uses of our drug products, we may be subject to restrictions on the sale or marketing of our drug products and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies, including regulatory authorities outside the U.S., strictly regulate the marketing and promotional claims that are made about drug products, such as ORGOVYX and MYFEMBREE. In particular, promotion for a product must be consistent with its labeling approved by the FDA or by regulatory agencies in other countries. For example, in the case of ORGOVYX and MYFEMBREE, physicians may prescribe ORGOVYX or MYFEMBREE for indications or uses that are inconsistent with the approved label while we and our collaboration partner, Pfizer, may not market or promote such off-label uses. If we or our collaboration partners are found to have promoted such unapproved uses, we may, among other consequences, receive untitled or warning letters and become subject to significant liability, which would materially harm our business. Furthermore, the use of our products for indications other than those approved by the FDA or regulatory authorities outside the U.S. may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Both the U.S. federal government and foreign regulatory authorities have levied significant civil and criminal fines against companies and individuals for alleged improper promotion and have entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged.
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
We expect to seek other regulatory approvals for our drug products in jurisdictions outside the U.S. and for our product candidates in the U.S. If we receive regulatory approval for any drug products in jurisdictions outside the U.S. or for our product candidates in the U.S., we will be subject to the same or similar risks we currently face with the commercialization of ORGOVYX and MYFEMBREE, as described under “Risks Related to Commercialization of Our Drug Products” above. For example, in July 2021, the EC, and August 2021, the MHRA, approved RYEQO as the first and only long-term, once-daily oral treatment in the EU and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. Our commercialization partner, Richter, has launched RYEQO in 17 countries since these regulatory approvals. Sufficient coverage and reimbursement are important for Richter to successfully commercialize RYEQO in Europe, but healthcare reimbursement models and reimbursement requirements vary from country to country in Europe. Although RYEQO has been approved in the EU, many countries have not decided on pricing and reimbursement models. Some European countries may choose not to reimburse RYEQO at all or only reimburse RYEQO at a comparatively low price. The commercialization opportunities of RYEQO in Europe may be limited if RYEQO fails to obtain sufficient coverage or reimbursement in certain countries.
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $434.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.
We expect our operating expenses, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to increase and our future capital requirements are expected to be significant. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the price, level of demand and net product revenues generated from commercial sales of our drug products and for any product candidates that may receive marketing approval in the future;
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
Under the terms of the Sumitomo Pharma Loan Agreement, we may not raise additional capital without obtaining the consent of Sumitomo Pharma Co. Ltd. (“Sumitomo Pharma”). If we do not have sufficient funds to complete the development of, seek regulatory approvals for our product candidates and commercialize our drug products and, if approved, our product candidates, we may be required to delay, limit, reduce, or terminate our drug development programs, commercialization efforts, and/or limit or cease our operations if we are unable to obtain additional capital to support our current operating plan. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development and commercialization efforts.
We are required to meet certain terms and conditions to draw down funds under the Sumitomo Pharma Loan Agreement. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Pharma Loan Agreement. Further, we may be obligated to repay the loans prior to their scheduled maturity date under certain circumstances.
On December 27, 2019, we, one of our subsidiaries, and Sumitomo Pharma entered into the Sumitomo Pharma Loan Agreement, pursuant to which Sumitomo Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of March 31, 2022, approximately $41.3 million of borrowing capacity remained available to us under the Sumitomo Pharma Loan Agreement. We may draw down additional funds under the Sumitomo Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the agreement. In addition, if Sumitomo Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Pharma Loan Agreement.
We may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate may fail to gain regulatory approval or fail to become commercially viable. Since inception, we have incurred significant operating losses. We expect to continue to incur significant operating expenses as we continue commercialization of ORGOVYX and MYFEMBREE in the U.S., continue to develop our product candidates, and prepare for potential regulatory approval and commercialization of our drug products in the U.S. and other jurisdictions. The timing and magnitude of our net income (loss) will depend on the commercial success of our drug products, as well as the timing and commercial success of any product launches, as well as other potential business and operational activities. Likewise, any potential future milestone or royalty payments that we are eligible to earn under our collaboration agreements will depend on the regulatory and commercial success of our drug products and product candidates, if approved. As a result, we may never achieve or maintain profitability.
Risks Related to Our Business Operations
The terms of the Sumitomo Pharma Loan Agreement place restrictions on our operating and financial flexibility.
Our obligations under the Sumitomo Pharma Loan Agreement are senior unsecured obligations that are guaranteed on a full and unconditional basis by all our subsidiaries.
The Sumitomo Pharma Loan Agreement also includes customary representations and warranties as well as affirmative and negative covenants. The negative covenants include limitations on additional indebtedness, liens, certain corporate changes, certain restricted payments, investment transactions with affiliates, entry into certain restrictive agreements, change in the nature of business, and use of proceeds. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.
Additionally, the Sumitomo Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties and certain covenants following any applicable cure period, cross acceleration to certain debt, other failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, certain breaches by us under our Investor Rights Agreement with Sumitovant Biopharma Ltd. (“Sumitovant”) and Sumitomo Pharma, dated December 27, 2019, and failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, Sumitomo Pharma may terminate its obligations to make loans to us and declare the principal amount of all outstanding loans and other obligations under the Sumitomo Pharma Loan Agreement to become immediately due and payable, and Sumitomo Pharma may take such other actions as set forth in the Sumitomo Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Pharma to make loans to us would automatically terminate and the principal amount of all outstanding loans and other obligations due under the Sumitomo Pharma Loan Agreement would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Pharma to maintain the loans under the Sumitomo Pharma Loan Agreement, we would be required to repay the outstanding principal amount of the loans and if a change of control occurs with respect to us, we would be required to repay the outstanding principal amount of the loans within 30 days of such change of control. We may not have enough available funds or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.
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
Takeda is no longer developing MVT-602. Additional process development and manufacturing will be required for us to complete further Phase 2 and Phase 3 clinical studies for MVT-602. Any third-party vendor that we retain for MVT-602 process and formulation development and manufacturing will need certain specialized capabilities required for MVT-602.
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
For example, in June 2020, Takeda received a warning letter from the FDA which indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following its routine inspection of aseptic finished pharmaceuticals manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi (“Hikari Facility”). Although this matter was resolved in October 2021, this warning letter required us to remove the Hikari Facility as a manufacturing site from our NDA submissions and to rely on the alternate contract manufacturing organization (“CMO”) listed in the NDA (i.e. Excella) to a greater extent than we had originally planned. We also face the risk that our CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If our CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for any of our approved drug products and any of our product candidates, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation delays, or other reasons, our development plans and commercialization of any of our approved drug products and any of our product candidates could be significantly delayed or otherwise adversely affected.
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
The COVID-19 pandemic may materially and adversely affect our business and financial condition. For example, due to the COVID-19 pandemic, most of our employees worked remotely during much of 2020 and 2021, and many of our employees continue to do so on a part-time or full-time basis. Although we devised new ways of working and collaborating, including adopting remote working tools to minimize the disruption to our business activities, employees may be less productive and efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. In December 2021, we adopted a policy to require proof of vaccination as a condition of employment for all of our U.S.-based employees, subject to medical and religious exemptions, or as otherwise required by law. The safety protocols we implemented may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. In April 2022, we reopened our offices and our employees began to return to work onsite on a voluntary basis with specific safety protocols. We have a distributed workforce and our employees have become accustomed to working remotely and working with others who are working remotely for the past two years. However, as we reopen our offices, we may face operational or other challenges as we and our partners, customers, suppliers, vendors and other parties with whom we do business continue to adjust to a hybrid model of remote and onsite work. These challenges may result in operational inefficiencies, employee dissatisfaction, and distractions to management related to such transition, any of which could harm our business.
We believe that the COVID-19 pandemic continues to have an impact on our commercialization activities that is consistent with other companies in our industry. As a result of the COVID-19 pandemic, there have been changes in the practice of medical care and medical education. For example, many healthcare providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions of the U.S., the ability of commercial and medical affairs field teams to call on healthcare providers was restricted or converted to virtual access. We and our collaboration partner, Pfizer, launched ORGOVYX in the U.S. in January 2021 and MYFEMBREE in the U.S. in June 2021, and to date, Richter has launched RYEQO in 17 countries. Our oncology sales and medical affairs field teams resumed in-person interactions with healthcare providers in January 2021 and our women’s health sales and medical affairs field teams began in-person interactions with healthcare providers in June 2021. Despite this, some physician’s offices and many hospitals continue to have limited on-site access for pharmaceutical representatives in order to reduce exposure risk for their patients or staff. Conducting these interactions virtually could reduce the number of medical professionals we are able to engage with, limit our ability to engage with important staff members and virtual meetings have been shown to be less impactful than in-person meetings. The cancellation, postponement or virtual formats for medical conferences also limit access to physicians and reduce awareness of information shared at conferences (medical and promotional). Reduced access to healthcare providers may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities and supplementing field activities with additional marketing spend. The COVID-19 pandemic has also resulted in fewer opportunities for our medical affairs team to present scientific data as multiple medical conferences have been canceled, postponed, or moved to virtual formats and for our regional medical advisors to engage potential prescribers in scientific exchange. We and our collaboration partners may launch other approved products or indications in the COVID-19 environment. Travel restrictions may make it more difficult for us and our collaboration partners, such as Sunovion, Pfizer, Richter, and Accord to maximize the effectiveness of third-party market access, marketing, sales, and distribution capabilities.
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
Part of our business strategy involves international expansion, including establishing and maintaining operations outside of the U.S., and establishing and maintaining relationships with healthcare providers, payers, government officials, distributors, manufacturers and other third parties globally.
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
•business interruptions resulting from geopolitical actions, economic instability, or natural disasters, including, but not limited to, wars (such as the conflict between the Russian Federation and Ukraine) and terrorism, economic weakness, inflation, political instability in particular foreign economies and markets, boycotts, curtailment of trade, sanctions, labor disputes, unexpected changes in tariffs, and other business restrictions, outbreak of disease (such as the COVID-19 pandemic), fires, earthquakes, hurricane, tornado, severe storm, power outage, system failure, typhoons or floods;
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
Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the U.K. and the EU was agreed to in December 2020. Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, the U.K is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency (the “EMA”), and a separate marketing authorization will be required to market our product candidates in the U.K. Until January 2023, it is possible for the MHRA to rely on a decision taken by the EC on the approval of a new marketing authorization via the centralized procedure. However, it is unclear whether the MHRA in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive after such time. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us and our collaboration partners from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the EU, there may be additional non-tariff costs to such trade which did not exist before. Further, should the U.K. diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. This information includes, among other things, our intellectual property and proprietary information, commercialization activities, and non-clinical or clinical data from completed, ongoing, or planned clinical studies, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-parties whom we conduct business with, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware attacks, social engineering attacks, supply-chain attacks, and other cyber-attacks. Ransomware attacks are becoming increasingly prevalent and severe. These threats may come from a wide variety of actors, including traditional hackers, employees, sophisticated nation-states, and state-sponsored actors.

Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations. Furthermore, because of the COVID-19 pandemic, we have adopted a remote workforce model, which increases the risk that our information technology systems and data could be compromised as more of our employees work from home, utilizing network connections outside our premises. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although to our knowledge, we have not experienced any material incident or disruption to date, we cannot be certain that we, or third-parties whom we conduct business with, will not be the target of cybersecurity incidents. While we have implemented security measures to data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.
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
The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our outstanding variable rate indebtedness with Sumitomo Pharma.
On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that regulates LIBOR) announced that after 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. The administrator for LIBOR and other inter-bank offered rates, ICE Benchmark Administration (“IBA”), confirmed on March 5, 2021 its previously announced dates for LIBOR cessation. On the same date, the U.K. Financial Conduct Authority announced that 1-week and 2-week USD LIBOR will cease publication after December 31, 2021, as will all non-USD LIBOR tenors, and that 3-month, 6-month and 1-year USD LIBOR will cease publication after June 30, 2023. The interest rate under the Sumitomo Pharma Loan Agreement is calculated based on 3-month LIBOR and, when the publication of 3-month LIBOR is discontinued, we will need to agree with Sumitomo Pharma on a new method of calculating the interest rate under the Sumitomo Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the 3-month LIBOR replacement benchmark rate at this time.
In addition, the Federal Reserve or other regulating bodies around the world may raise, or may announce intentions to raise, interest rates. These developments, along with global economic uncertainties and market volatility, the impacts of COVID 19, and the conflict between the Russian Federation and Ukraine, could cause interest rates, including LIBOR and any replacement benchmark rate, to be volatile.
The conflict between the Russian Federation and Ukraine and other government policies and actions could negatively affect our clinical trial sites in Ukraine. We and/or our collaboration partners may not be able to launch our commercial products in the Russian Federation, Ukraine or other regions which may negatively affect our or our collaboration partners’ financial results. The uncertain nature, magnitude, and duration of hostilities stemming from such conflict may result in changes in the world’s macroeconomic conditions which negatively affect our business operations.
The conflict between the Russian Federation and Ukraine may have a material adverse effect on our ability to adequately conduct certain clinical trial procedures and maintain compliance with the trial protocol in Ukraine, due to the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and clinical trial participants, or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We may not be able to access sites for monitoring in regions affected by economic, political or social disruptions in Ukraine and we may not be able to obtain data from affected sites going forward. Our collaboration partners could experience disruptions in their supply chains in regions affected by such rising conflict that may have a negative impact on us. If our access to our clinical trial sites and data were to experience significant disruption due to these risks or for other reasons, it could have an adverse effect on the timing of our clinical trials. The ability of the FDA to conduct pre-approval inspections in Ukraine or other disrupted areas could also be adversely affected. In addition, the U.S., the E.U., and the U.K. have adopted comprehensive sanctions, which restrict a wide range of trade and financial dealings with the Russian Federation and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk and Luhansk regions of Ukraine. These sanctions could also extend to

Russian allies, such as Belarus. We, or our collaboration partners, may not be able to launch our commercial products in Russia, Ukraine or certain regions that are subject to such trade sanctions which may negatively affect our or our collaboration partners’ financial projections.
The uncertain nature, magnitude, and duration of hostilities stemming from the conflict between the Russian Federation and Ukraine and potential further sanctions against the Russian Federation, embargoes, regional instability, geopolitical shifts could have a material negative impact on the world’s macroeconomic conditions which may result in potential shipping delays, increased market volatility and uncertainty, and increased cost or unavailability of raw materials and fuel, supplies, freight and labor, inflation, and fluctuations in currency exchange rates. These macroeconomic factors could adversely affect our business, supply chain, clinical studies, suppliers or customers. It is not possible for us to predict the broader consequences of this conflict right now and we continue to monitor this situation and the pact to our business.
Risks Related to Clinical Development and Regulatory Approval
Clinical studies are very expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We cannot predict with any certainty the timing for commencement or completion of current or future clinical studies.
Any product candidate will require extensive clinical testing resulting in sufficiently positive outcomes before we are prepared to submit an NDA or other similar application for regulatory approval. Human clinical studies are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The FDA or other regulatory authorities may not agree with our proposed plans for any clinical studies of our product candidates, or any other potential future product candidates, which may delay or prevent the approval of an NDA or similar application. For example, on May 18, 2021, the FDA informed us by teleconference that it placed a partial clinical hold on our Phase 3 SERENE study (MVT-601-050) evaluating relugolix combination tablet for the prevention of pregnancy pending amendment of the study protocol. In August 2021, the FDA informed us that the partial clinical hold on such study was lifted following study protocol amendments. The clinical study process is also very time consuming. The commencement and completion of clinical studies may be delayed or prevented by several factors, including:
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
•inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols; for example, missed assessments or impeded access to study sites due to the COVID-19 pandemic or the conflict between the Russian Federation and Ukraine;
•premature discontinuation of study participants from clinical studies or missing data;
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical studies on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical studies. Enrollment in our clinical studies may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the study protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the study and the proportion of patients screened that meet those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical studies will not comply with the protocol or will drop out of the studies before completion. In addition, unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical studies, could delay the commencement or rate of completion of our clinical studies. Furthermore, any negative results we or a collaboration partner may report from clinical studies of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical studies of that same product candidate. Similarly, negative or positive results reported by our competitors about their products or product candidates may negatively affect patient recruitment, enrollment, or retention in our clinical studies. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical studies, delaying or potentially preventing us from completing clinical studies. Delays or failures in planned patient recruitment, enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.
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
Reported data or other clinical development announcements by Takeda, its partners or sublicensees, or by our collaboration partners, including Pfizer, Richter, or Accord may adversely affect our commercialization of our drug products and our clinical development plans.
Takeda, its partners and sublicensees, and our collaboration partners, Pfizer, Richter, and Accord may be involved in the further clinical development of relugolix. Favorable announcements by Takeda, Pfizer, Richter, or Accord do not guarantee that the results of our clinical studies will also be favorable as the designs of our clinical studies may differ from those of Takeda, Pfizer, Richter, or Accord. Further, if clinical study or post-marketing adverse events regarding relugolix are reported, or subsequent announcements by our partners regarding relugolix are unfavorable, it could negatively impact our commercialization of drug products, and our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. For example, Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of the FDA’s (or other regulatory authority) evaluation. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals for our product candidates, our ability to generate net product revenue will be materially impaired.
We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We and our collaboration partners are not permitted to market our product candidates in the U.S. until we receive approval of NDAs or sNDAs or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries. Obtaining approval of an NDA, an sNDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates. The time required to obtain approval of an NDA or an sNDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Obtaining approval of an NDA or an sNDA from the FDA or a regulatory approval from a regulatory authority outside the U.S. is an expensive process. The submission of NDAs and sNDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under approved NDAs and sNDAs are also subject to annual program user fees. We may incur additional costs in the future for our anticipated regulatory submissions, including the fees associated with NDAs, sNDAs and foreign equivalent submissions.
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
We rely on third-party CROs and consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approvals or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approvals, commercialize our product candidates, and generate net product revenue. Despite efforts at compliance, from time to time, we or our partners may receive notices of manufacturing, quality-related, or other observations following inspections by regulatory authorities, as well as official agency correspondence regarding compliance. We also face the risk that our CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If Excella or our other CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for our commercialization, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation, or other reasons, our development plans and commercialization of our product candidates could be significantly delayed or otherwise adversely affected.
Even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction which would limit our ability to realize our product candidates’ full market potential.
To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval for a product candidate by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We are reliant, in part, upon the regulatory expertise of Richter to gain approval for certain drug products in the licensed territories and are completely reliant on Richter to generate net product revenue in the territories licensed to Richter. For example, in July 2021, the EC, and August 2021, the MHRA, approved RYEQO as the first and only long-term, once-daily oral treatment in the EU and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. In addition, in April 2022, the EC approved ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer. We will rely on Richter and Accord to successfully commercialize our approved drug products in Europe. If we or our collaboration partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Adverse events associated with our product candidates could cause us, regulatory authorities, other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval.
Adverse events associated with our product candidates could cause us, regulatory authorities, or other reviewing entities or clinical study sites to interrupt, delay, request modification of, or halt clinical studies and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical studies for our product candidates, our ability to obtain regulatory approval or a desirable label for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.
We are required to monitor the safety and efficacy of ORGOVYX, MYFEMBREE and RYEQO and any other product candidates that are approved by the FDA or other regulatory authorities. We are subject to ongoing regulatory requirements to submit safety and other post-marketing information and reports, including adverse event reporting. Post-marketing adverse events related to ORGOVYX and MYFEMBREE could negatively impact our commercialization plans for these products and could negatively impact the clinical development of our product candidates.
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

Even though we have obtained regulatory approval for ORGOVYX and MYFEMBREE in the U.S., and RYEQO and ORGOVYX in Europe, or even if we obtain regulatory approval for any of our product candidates, we face or will still face extensive regulatory requirements and our products may face future development risks and regulatory difficulties.
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
Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions-including in some cases, a boxed warning, be included in the product labeling. Even if any product candidate receives marketing approval, if the indication approved by regulatory authorities is narrower than we expect or the accompanying label limits the approved use of our product, our sales of products could be limited, and we may not generate significant revenue from sales of our products.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers, patient support service providers, charitable organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others, the federal Anti-Kickback Statute, the federal false claims laws, HIPAA, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, the federal Physician Payments Sunshine Act, and analogous state fraud and abuse, data privacy, and transparency laws. For a more detailed discussion of the healthcare laws that may affect our business, see “Other Healthcare Laws and Compliance Requirements” in Part I, Business Section, of this Annual Report.
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
In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. In the U.S., such scrutiny has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress is considering additional health reform measures. For a more detailed discussion of the healthcare reform measures that may affect our business, see “Healthcare Reform” in Part I, Business Section, of this Annual Report.
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
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or other agency regulations, guidance or interpretations will be changed, or what the impact of such changes on our current and future operations, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the Co-Promotion Territory. In addition to the Pfizer Collaboration and License Agreement, we have entered into collaboration arrangements with other collaboration partners. On August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX for prostate cancer, MYFEMBREE for uterine fibroids, and MYFEMBREE for endometriosis, if approved, in the U.S. On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which, among other things, Richter will be responsible for all commercialization activities for RYEQO for the treatment of women with uterine fibroids and relugolix combination tablet for endometriosis (if approved) in certain territories outside of the U.S. On May 5, 2022, we entered into the Accord License Agreement pursuant to which, among other things, Accord will be responsible for all commercialization activities of ORGOVYX in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if we decide to enter into licensing arrangements in countries in the Middle East, Africa and India.

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
•collaboration partners’ and their affiliates’ development and commercialization of products that compete directly or indirectly with our products or products candidates; for example, Accord Healthcare Ltd. is our collaboration partner responsible for the commercialization of ORGOVYX in Europe and one of its affiliates, Accord BioPharma (U.S.) sells CamceviTM, a competitive drug to ORGOVYX, in our U.S. market;
•decisions by a collaboration partner to prioritize other of its current or future products more highly than our drug products or our product candidates when it performs its duties;
•possible disagreements with a collaboration partner as to the timing, nature and extent of our development plans or distribution and sales and marketing plans; and
•the financial returns to us, if any, under our collaboration agreements with Pfizer, Richter, and Accord depend in large part on the achievement of milestones and generation of product sales, and if Pfizer, Richter, or Accord fail to perform or satisfy their obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.
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
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if those suppliers are not approved or the qualification of a new supplier is required. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to other negative circumstances, it may result in a delay in our ability to obtain approvals from the FDA or other regulatory authorities. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with cGMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities both prior to and following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations, issue import restrictions or other cGMP or regulatory action that could affect our ability to obtain materials from such supplier. If the manufacturing operations of any single suppliers for any of our products are adversely affected or suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of materials from our suppliers was interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical studies. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake or a pandemic, equipment failure or other difficulty, may negatively impact our development and commercialization efforts. If we were to encounter any of these difficulties, our ability to provide our products, if approved, and product candidates to patients would be jeopardized.
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
We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to our drug development programs, products, and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to relugolix, MVT-602, and any future product candidates. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
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
If the patent applications we hold or have in-licensed with respect to our development programs, products, and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for relugolix, MVT-602 or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future drugs. Any such outcome could have a materially adverse effect on our business.
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
We have licensed certain intellectual property rights covering our current products and product candidates from Takeda. If, for any reason, the Takeda License Agreement is terminated or we otherwise lose those rights, it could adversely affect our business. The Takeda License Agreement imposes, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Our collaborations with Pfizer, Richter, and Accord also contain provisions for the assignment of, or a license to us for, intellectual property rights arising out of those agreements.
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
Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation, and administrative law proceedings, inter partes review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our products, product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.
Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products or product candidates may infringe.
In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such products or product candidates unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable products or product candidates unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our products or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our products or product candidates, and we may do so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our products or product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.
We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming, and unsuccessful.
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, enablement, written description, or patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution.
Third parties may also raise similar validity claims before the USPTO in post-grant proceedings, such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our products, or current or future product candidates. Such a loss of patent protection could harm our business.
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
In addition, the ongoing conflict in Ukraine and related sanctions could significantly devalue our patents and patent applications in Ukraine, the Russian Federation and certain other countries and regions, such as Belarus and Eurasia. The ongoing conflict in Ukraine, the recent Russian decrees and other countries’ sanctions against the Russian Federation may also significantly limit our ability to enforce our patents in Ukraine, the Russian Federation, and certain other countries. We cannot predict when or how this situation will change.
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Because we rely on third parties to manufacture our drug products and other clinical study materials, and any future product candidates, and we expect to collaborate with third parties on the development of relugolix, MVT-602, and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our partnerships, market access, distribution or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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
Risks Related to Our Being a Controlled Company
We have agreements with Sumitovant, our majority shareholder, and with Sumitovant’s parent, Sumitomo Pharma, and their affiliates, including Sunovion, that may be perceived to create conflicts of interest which, if other investors perceive that Sumitovant or Sumitomo Pharma will not act in the best interests of all of our shareholders, may affect the price of our common shares and have other effects on our company.
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Pharma, and their affiliates, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to a loan agreement with Sumitomo Pharma that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. In addition, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Pharma, such as the ability of Sumitomo Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and (together with an information sharing agreement we have with Sumitovant) to provide Sumitovant with certain information and give them access to certain of our records. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. We may enter into additional agreements with Sumitovant or Sumitomo Pharma or their affiliates in the future. Sumitovant and Sumitomo Pharma and its affiliates may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee composed of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant, Sumitomo Pharma and Sunovion may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares.
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
A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned (directly or indirectly), or is considered as owned by applying certain constructive ownership rules, by U.S. shareholders (U.S. persons who own stock representing 10% or more of the vote or value of all outstanding stock of such non-U.S. corporation) on any day during the taxable year of such non-U.S. corporation. Certain U.S. shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such U.S. shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
We believe that we and our non-U.S. subsidiaries were classified as CFCs in the taxable year ended on March 31, 2022. For any U.S. holders who hold 10% or more of the vote or value of our common shares directly or indirectly, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service (“IRS”). Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. holder that is a U.S. corporation. Failure to comply with these reporting and tax paying obligations may subject such U.S. holder to significant monetary penalties and may prevent the statute of limitations from starting with respect to such U.S. holder’s U.S. federal income tax return for the year for which reporting was due. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares.
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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. With respect to the taxable year that ended on March 31, 2022, we believe that we were not a PFIC. However, we cannot predict whether we will or will not be classified as a PFIC in future taxable years because the PFIC tests are based upon the value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, which cannot be known at this time. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we cannot provide any assurances regarding our PFIC status for the current or future taxable years.
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
We expect to hire additional employees. The market for talent in our industry is very competitive. Many of the other pharmaceutical companies we compete against for qualified personnel have greater financial and other resources, more favorable risk profiles and a longer operating history in the pharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we have to offer. It is particularly difficult to recruit and hire new employees during the COVID-19 pandemic as conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity.
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
The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to significant fluctuations in response to a variety of factors. Our quarterly and annual operating results may fluctuate significantly in the future. Any future net product revenue will depend on the successful commercialization and sales of our drug products and product candidates that receive marketing approval. Any future regulatory milestones, sales milestones and royalty payments we are eligible to earn under the terms of our collaboration agreements with Pfizer, Richter, Accord, or any potential future collaboration and license agreements, if any, will depend on the achievement of the underlying milestone event or level of sales activity. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including:
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
•adverse developments or perceived adverse developments with respect to our manufacturing, collaboration and alliance partners and affiliates, including Takeda, Excella, Sumitovant, Sumitomo Pharma, Sunovion, Pfizer, Richter, and/or Accord;
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
•additions or departures of our management or other key personnel;

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
•any changes in our relationships with Sumitomo Pharma, Sumitovant, Sunovion and/or their respective affiliates, or actions taken or omission of actions with respect to the Sumitomo Pharma Loan Agreement, the Investor Rights Agreement, the Market Access Services Agreement or under the other agreements we entered with Sumitomo Pharma, Sumitovant, Sunovion and their respective affiliates;
•issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•trading liquidity of our common shares;
•investors’ general perception of our company, our business, and our majority shareholder;
•various social, political, economic, industry, and market conditions in the U.S. and around the world (including wars and other forms of conflict, such as the conflict in Ukraine);
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are also required to include in this Annual Report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access the capital markets.
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
We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings, if any, for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. We are also subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Additionally, our ability to pay dividends is currently restricted by the terms of the Sumitomo Pharma Loan Agreement. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.
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
Shareholders
American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of May 6, 2022, we had three shareholders of record of our common shares. The number of beneficial owners of our common shares at that date was substantially greater. The number of holders of record is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
Dividend Policy
We have never declared or paid cash dividends on our common shares. We currently anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate declaring or paying cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on a number of factors, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, pursuant to Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) that the realizable value of its assets would thereby be less than its liabilities. Furthermore, our ability to pay cash dividends is currently restricted by the terms of the Sumitomo Pharma Loan Agreement.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The purpose of the following discussion and analysis is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events, and other factors that impacted our reported results for the periods presented and that are reasonably likely to impact our future performance.
The discussion and analysis below is organized as follows:
•executive summary, including a description of our business and significant events that are important to understand our results of operations and financial condition;
•a description of the components of our results of operations and a discussion of our results of operations, including an explanation of significant changes between the periods presented in the specific line items of our statements of operations;
•financial condition addressing our liquidity position, sources and uses of cash, capital resources and requirements, and commitments; and
•critical accounting policies and significant judgments and use of estimates which are most important to our financial condition and results of operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (“Annual Report”). The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Annual Report.
This section generally discusses our financial results for the fiscal years ended March 31, 2022, and 2021 and comparisons between these fiscal years. A discussion of our financial results for the fiscal year ended March 31, 2020 and a comparison between the fiscal year ended March 31, 2021 and the fiscal year ended March 31, 2020 that are not included in this Annual Report can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the United States Securities and Exchange Commission (“SEC”) on May 11, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our investor relations website at investors.myovant.com.
Business Overview
We are a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, we have two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and United Kingdom (“U.K.”), respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In April 2022, the EC approved ORGOVYX (relugolix 120 mg) as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. In September 2021, the FDA accepted to review our supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis. On May 6, 2022, we and Pfizer announced that the FDA extended the Prescription Drug User Fee Act (“PDUFA”) goal date for this sNDA to August 6, 2022. MYFEMBREE is being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. We are also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and milestone payments we have received from our collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S., and to a lesser extent from revenues generated from sales of product supply to Gedeon Richter Plc. (“Richter”) as well as royalties on net sales of RYEQO in Richter’s Territory.
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”), the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of March 31, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, own 50,041,181, or approximately 52.8%, of our outstanding common shares.
Year Ended March 31, 2022 Financial Highlights and Recent Business Updates
In this section, we summarize certain of our year ended March 31, 2022 financial highlights and recent regulatory, clinical and business updates. Additional information about our business, our approved products, and our product candidates is included in Part I, Item 1., “Business,” of this Annual Report.
Financial Highlights
•Total revenues for the year ended March 31, 2022, were $231.0 million compared to $59.3 million for the year ended March 31, 2021.
•Product revenue, net for the year ended March 31, 2022, was $94.3 million, compared to $3.6 million for the year ended March 31, 2021. Net revenue from sales of ORGOVYX and MYFEMBREE were $83.0 million and $6.4 million, respectively, for the year ended March 31, 2022.
•Selling, general, and administrative (“SG&A”) expenses for the year ended March 31, 2022, were $259.4 million, compared to $181.4 million for the year ended March 31, 2021.
•Research and development (“R&D”) expenses for the year ended March 31, 2022, were $107.4 million, compared to $136.7 million for the year ended March 31, 2021.
•Net loss for the year ended March 31, 2022, was $206.0 million, or $2.22 per common share, compared to a net loss of $255.1 million, or $2.83 per common share, for the year ended March 31, 2021.
•Cash, cash equivalents, and marketable securities were $434.2 million at March 31, 2022, compared to $684.9 million at March 31, 2021.
See “Results of Operations” below for a discussion of our results of operations for the year ended March 31, 2022, as compared to the year ended March 31, 2021.
Recent Business Updates
Regulatory
•On May 6, 2022, we and Pfizer announced that the FDA extended the PDUFA goal date to August 6, 2022 for the sNDA for MYFEMBREE for the management of moderate to severe pain associated with endometriosis to allow time to review additional analyses related to bone mineral density submitted in response to the FDA’s information request. No new clinical data was requested by the FDA. The submission of the additional analyses has been determined by the FDA to constitute a Major Amendment to the sNDA, resulting in an extension of the PDUFA goal date.
•On April 29, 2022, the EC approved ORGOVYX as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe.
•On March 29, 2022, one of our subsidiaries, Myovant Sciences GmbH (“MSG”), submitted an sNDA to the FDA that included the two-year data from the Phase 3 LIBERTY randomized withdrawal study.
•On July 16, 2021, the EC, and on August 9, 2021, the MHRA, approved RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age in the EU and U.K., respectively. RYEQO is the first and only long-term, once-daily oral treatment for uterine fibroids with no limitation on its duration of use approved in the EU and the U.K. Richter, our commercialization partner for RYEQO in Europe and certain other international markets, has launched RYEQO in 17 countries since these regulatory approvals. The approval of RYEQO in the EU triggered a $15.0 million regulatory milestone payment from Richter, which we received in the three months ended September 30, 2021.

•On May 26, 2021, the FDA approved MYFEMBREE as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids. MYFEMBREE was launched in the U.S. for this indication by us and our collaboration partner, Pfizer, in June 2021. The FDA approval of MYFEMBREE for this indication triggered a $100.0 million regulatory milestone payment from Pfizer, which we received in the three months ended September 30, 2021.
Clinical
•In October 2021, we and Pfizer presented data from clinical studies of MYFEMBREE at the American Society for Reproductive Medicine (“ASRM”) 2021 Congress, including results of the Phase 3 LIBERTY randomized withdrawal study, which was designed to evaluate the efficacy and safety of relugolix combination therapy for up to two years in women with heavy menstrual bleeding associated with uterine fibroids, and was designated an ASRM Prize Paper. Additional data presentations at the ASRM 2021 Congress included data from the SPIRIT 1 and SPIRIT 2 studies of women with pain associated with endometriosis as well as pooled safety and tolerability data from the LIBERTY and SPIRIT clinical programs.
•In May 2021, the FDA informed us that they placed a partial clinical hold on the Phase 3 SERENE study evaluating MYFEMBREE for the prevention of pregnancy, pending certain study protocol modifications. In August 2021, the FDA informed us that the partial clinical hold for the Phase 3 SERENE study was lifted following study protocol amendments. The primary analysis of the study, prevention of pregnancy, remains unchanged, but now the SERENE study will only evaluate women with a confirmed diagnosis of uterine fibroids or endometriosis. Bone mineral density monitoring will occur throughout the treatment period as well as after treatment is discontinued to gain additional insights into bone health, which will augment the safety profile observed in the LIBERTY and SPIRIT programs. The enrollment target was increased to 1,020 patients who are 18 to 50 years of age and at risk for pregnancy, enhancing the power of the study. Patient screening with this updated protocol began in September 2021, with initial patients dosed in October 2021.
•Data from the SPIRIT long-term extension study demonstrated clinically meaningful improvements in dysmenorrhea (84.8% of patients) and non-menstrual pain (75.8% of patients) over two years in women with endometriosis-associated pain. The safety profile during the second year of treatment, including bone mineral density, was consistent with that observed during the first year with no new safety signals identified.
Intellectual Property
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
Business Development
•On May 5, 2022, one of our subsidiaries, MSG, entered into an exclusive license agreement (the “Accord License Agreement”) with Accord Healthcare, Ltd. (“Accord”) and Intas Pharmaceuticals, Ltd., parent entity of Accord, for Accord to commercialize relugolix for the treatment of advanced hormone-sensitive prostate cancer under the trade name ORGOVYX (relugolix 120 mg) in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if we decide to enter into licensing arrangements in countries in the Middle East, Africa, and India. We are entitled to receive an upfront payment of $50.0 million, which we expect to receive in the three months ending June 30, 2022. We are also eligible to receive up to $90.5 million in commercial launch, sales-based, and other milestones. In addition, we are eligible to receive tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s territories. See section titled “Our Key Agreements” set forth in Part I. Item 1. for additional information about the Accord License Agreement.
Management and Board of Director Appointments
•Effective on November 5, 2021, Dr. Nancy Valente, M.D. was appointed by Myovant’s Board as an independent director following Ms. Kathleen Sebelius’ retirement from Myovant’s Board. Dr. Valente also became a member of the Audit Committee and the Chair of the Nominating and Corporate Governance Committee of Myovant’s Board.

•On September 7, 2021, Uneek Mehra was appointed Chief Financial and Business Officer of Myovant Sciences, Inc. Concurrent with this appointment, Mr. Mehra was also appointed Principal Financial Officer of Myovant Sciences Ltd. Mr. Mehra succeeds Frank Karbe, who left our company in August 2021.
•On April 5, 2021, we announced the appointment of Lauren Merendino as Chief Commercial Officer of Myovant Sciences, Inc.
Expected Upcoming Milestones
The following is a summary of certain of our expected upcoming milestones.
•We expect the FDA decision for the MYFEMBREE sNDA seeking approval for the management of moderate to severe pain associated with endometriosis by its extended PDUFA goal date of August 6, 2022. FDA approval would trigger a $100.0 million milestone payment from Pfizer. If approved by the PDUFA goal date, we and Pfizer expect to launch MYFEMBREE in the U.S. in endometriosis in August 2022. This indication would utilize the same dosage, formulation, administration, and branding as MYFEMBREE that was previously approved by the FDA in May 2021 for the management of heavy menstrual bleeding associated with uterine fibroids.
•We expect to present additional details around two-year data from the SPIRIT long-term extension study at a scientific conference in mid-calendar year 2022.
•We expect our commercialization partner, Accord, to launch ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer in Europe in the second half of calendar year 2022.
•We expect the European Medicines Agency regulatory submission for RYEQO for the treatment of women with endometriosis-associated pain in calendar year 2022. Richter will be the sponsor.
•We expect to submit New Drug Submissions to Health Canada seeking marketing approval for ORGOVYX for advanced prostate cancer, MYFEMBREE for heavy menstrual bleeding associated with uterine fibroids, and MYFEMBREE for the treatment of endometriosis-associated pain in Canada in calendar year 2022.
Effects of the COVID-19 Pandemic on our Business
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. Our priorities during the COVID-19 pandemic have been to protect the health and safety of our employees, patients and healthcare providers while continuing our mission to redefine care through differentiated solutions in high unmet need areas within women’s health and hormone-sensitive oncology. We believe the safety measures we have taken in response to the COVID-19 pandemic meet or exceed the guidelines established by government and public health officials. Most of our employees worked remotely during much of 2020 and 2021, and many of our employees continue to do so on a part-time or full-time basis, which required us to devise new ways of working and collaborating, including adopting remote working tools to minimize the disruption to our business activities. In April 2022, we reopened our offices, and our employees began to return to work onsite on a voluntary basis with specific safety protocols, including requiring vaccination as a condition of employment, subject to medical and religious exemptions, or as required by law. We have a distributed workforce, and our employees have become accustomed to working remotely and working with others who are working remotely for the past two years. However, as we reopen our offices, we may face operational or other challenges as we and our partners, customers, suppliers, vendors and other parties with whom we do business continue to adjust to a hybrid model of remote and onsite work. These challenges may result in operational inefficiencies, employee dissatisfaction, and distractions to management related to such transition, any of which could harm our business.
As of the date of this Annual Report, we do not believe that the COVID-19 pandemic has disproportionately impacted us relative to other companies in which we compete on our ability to advance our clinical studies, our regulatory activities, and our U.S. commercial launch activities for ORGOVYX and MYFEMBREE. We and our collaboration partner, Pfizer, commercially launched ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. To date, our partner, Richter, has launched RYEQO in 17 countries.
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
The COVID-19 pandemic also resulted in fewer opportunities for our medical affairs team to present scientific data as multiple medical conferences were canceled, postponed, or moved to virtual formats during 2020 and 2021, and for our regional medical advisors to engage potential prescribers in scientific exchange. Many conferences are planning to conduct in-person meetings in 2022, while continuing to offer virtual participation as an option. To date, we have not experienced supply constraints, and we believe we have procured sufficient quantities of relugolix drug substance to meet our U.S. ORGOVYX and MYFEMBREE launch plans.
Future developments regarding COVID-19 remain uncertain and the extent to which the COVID-19 pandemic ultimately impacts our business, financial condition or results of operations will depend on numerous factors, including the magnitude and duration of the pandemic, the distribution, acceptance and effectiveness of COVID-19 vaccines and treatments, the impact of new and potentially more virulent or transmissible variants of the coronavirus (e.g., the Delta and Omicron variants, respectively), the duration of governmental measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which remain uncertain and difficult to predict. Additionally, even after normalcy resumes, there will likely be some permanent changes to how healthcare is provided, how healthcare providers engage with our industry and perhaps how conferences are conducted. None of these changes can be anticipated at this point, nor can the potential impact on our business. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity, and future results of operations.
Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part I. Item 1A.
Effects of the Russian Federation-Ukraine Conflict on our Business
The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. As a result of the conflict in Ukraine, the U.S., U.K., and the EU governments, among others, have developed and coordinated economic and financial sanctions. As the conflict in Ukraine continues, there could be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against the Russian Federation.
The impact the conflict in Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by the Russian Federation, is currently unknown and they could adversely affect our business, supply chain, clinical studies, suppliers or customers. In addition, the continuation of the conflict in Ukraine by the Russian Federation could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact our operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of raw materials and fuel, supplies, freight and labor, inflation, and fluctuations in currency exchange rates, all of which could impact our business, financial condition and results of operations.
Refer to the risk factor titled “The conflict between the Russian Federation and Ukraine and other government policies and actions could negatively affect our clinical trial sites in Ukraine. We and/or our collaboration partners may not be able to launch our commercial products in the Russian Federation, Ukraine or other regions which may negatively affect our or our collaboration partners’ financial results. The uncertain nature, magnitude, and duration of hostilities stemming from such conflict may result in changes in the world’s macroeconomic conditions which negatively affect our business operations.”

Certain Components of our Results of Operations
Revenues
We have two FDA-approved products that generate product revenue in the U.S: ORGOVYX and MYFEMBREE. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. For the year ended March 31, 2022, the gross-to-net deduction for ORGOVYX was approximately 40%, and we expect it to be in the low-to-mid 40%’s for the foreseeable future. Product revenue, net also includes revenues related to product supply to Richter as well as royalties on net sales of RYEQO in Richter’s Territory.
Our Pfizer collaboration revenue consists of the partial recognition of the upfront payment and of the regulatory milestone payment that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids.
Our Richter license and milestone revenue consists of the recognition of the regulatory milestone payment that was triggered upon the EC approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and the recognition of revenue associated with upfront and regulatory milestone payments we received from Richter pursuant to the terms of the Richter Development and Commercialization Agreement.
See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Pfizer Collaboration and License Agreement and the Richter Development and Commercialization Agreement.
Cost of Product Revenue
Our cost of product revenue is composed of the cost of goods sold and royalty expense payable to Takeda. Our cost of goods sold consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with sales of ORGOVYX and MYFEMBREE in the U.S. and sales of product supply to Richter. The cost of inventories written down as a result of excess, obsolescence, or other reasons is also charged to cost of goods sold. Our royalty expense consists of royalties on net sales of relugolix payable to Takeda pursuant to the terms of the Takeda License Agreement (see Note 14(D) to our audited consolidated financial statements included elsewhere in this Annual Report).
As a result of the FDA approvals of ORGOVYX and MYFEMBREE, we subsequently began capitalizing inventories manufactured or purchased for each product after its respective approval date. As a result, we expensed certain manufacturing costs of ORGOVYX and MYFEMBREE as R&D expenses prior to FDA approval and, therefore, these costs are not included in cost of goods sold.
Collaboration Expense to Pfizer
Our collaboration expense to Pfizer consists of Pfizer’s 50% share of net profits from sales of ORGOVYX and MYFEMBREE in the U.S. (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report).
Selling, General and Administrative Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, sales incentive compensation, bonuses, fringe benefits, and share-based compensation for our executive, finance, human resources, legal, information technology, commercial operations, marketing, market access, sales, and other administrative functions. Our SG&A expenses also include marketing programs, patient assistance and support programs for qualified uninsured and underinsured patients, promotion and advertising, conferences, congresses, travel expenses, professional fees for legal, accounting, auditing and tax services, and costs related to rent and facilities, insurance, information technology, commercial operations, and general overhead. Our SG&A expenses also include related party expenses pursuant to our agreements with Sunovion and Sumitovant (see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report).
SG&A expenses in fiscal year 2022 are expected to increase as compared to fiscal year 2021 due to increased marketing and promotional expenses to support the ongoing commercialization of ORGOVYX and MYFEMBREE in the U.S., including annualization of the MYFEMBREE marketing and promotional spend and targeted patient activation for both brands. The timing and magnitude of our SG&A expenses are primarily dependent on our commercial success and sales growth of ORGOVYX and MYFEMBREE, as well as the timing of any new indications or product launches and other potential business and operational activities. We expect that certain SG&A expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report).

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
Our unallocated R&D costs primarily include employee-related expenses, such as salaries, share-based compensation, fringe benefits and travel for employees engaged in R&D activities including clinical operations, biostatistics, regulatory, and medical affairs, and the cost of contractors and consultants who assist with R&D activities not specific to a program, and costs associated with nonclinical studies.
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
In addition, the probability of commercial success for ORGOVYX, MYFEMBREE or for any of our current or potential future product candidates, if approved, will depend on numerous factors, including competition, manufacturing capability and commercial viability. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
We expect our R&D expenses in fiscal year 2022 to increase as compared to fiscal year 2021, driven largely by spending on relugolix lifecycle opportunities, such as the Phase 3 SERENE study, as well as on post-marketing requirements as agreed upon with the FDA. We expect that certain R&D expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report).
Interest Expense
Our interest expense consists of related party interest expense pursuant to the Sumitomo Pharma Loan Agreement, which bears interest at a variable rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter (see Note 6(A) to our audited consolidated financial statements included elsewhere in this Annual Report), and the accretion of the financing component of the cost share advance from Pfizer (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report). Fluctuations in 3-month LIBOR could negatively impact our financial results.
Interest Income
Our interest income consists primarily of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Foreign Exchange Gain
Our foreign exchange gain for the year ended March 31, 2021, consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated liabilities, relative to the U.S. dollar. The impact of foreign currency exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated liabilities. Our primary foreign currency exposure has historically been the exchange rate between the Swiss franc and the U.S. dollar.
In December 2020, we changed the functional currency of our wholly-owned subsidiary in Switzerland, MSG, from the Swiss franc to the U.S. dollar. This change in functional currency was accounted for prospectively. As a result of this change, we currently expect that future impacts of changes in foreign currency exchange rates on our results of operations will not be significant. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.
Results of Operations
The following table summarizes our results of operations for the years ended March 31, 2022, and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Revenues:
Product revenue, net	$94,309	$3,630
Pfizer collaboration revenue	104,996	22,354
Richter license and milestone revenue	31,667	33,333
Total revenues	230,972	59,317
Operating costs and expenses:
Cost of product revenue	11,510	301
Collaboration expense to Pfizer	40,041	1,664
Selling, general and administrative	259,364	181,423
Research and development	107,403	136,713
Total operating costs and expenses	418,318	320,101
Loss from operations	(187,346)	(260,784)
Interest expense	13,971	10,401
Interest income	(384)	(211)
Foreign exchange gain	—	(16,176)
Loss before income taxes	(200,933)	(254,798)
Income tax expense	5,048	336
Net loss	$(205,981)	$(255,134)

Revenues
The following table provides information about our revenues for the years ended March 31, 2022, and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Revenues:
Product revenue, net:
ORGOVYX	$82,959	$3,630
MYFEMBREE	6,355	—
Richter product supply and royalties	4,995	—
Total product revenue, net	94,309	3,630
Pfizer collaboration revenue:
Amortization of upfront payment	83,897	22,354
Amortization of regulatory milestone	21,099	—
Total Pfizer collaboration revenue	104,996	22,354
Richter license and milestone revenue	31,667	33,333
Total revenues	$230,972	$59,317
We began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. There was no product revenue from sales of MYFEMBREE for the year ended March 31, 2021
For the year ended March 31, 2022, product revenue, net also includes revenues related to product supply to Richter to support their European launches of RYEQO of $4.7 million, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.3 million. There were no such revenues for the year ended March 31, 2021.
Pfizer collaboration revenue for the year ended March 31, 2022, consists of the partial recognition of the upfront payment we received from Pfizer upon entering into the Pfizer Collaboration and License Agreement in December 2020 and of the regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. Pfizer collaboration revenue for the year ended March 31, 2021, consists of the partial recognition of the upfront payment received from Pfizer.
Richter license and milestone revenue for the year ended March 31, 2022 was $31.7 million, consisting of the recognition of a $15.0 million regulatory milestone payment from Richter that was triggered upon the EC approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of our delivery of the remaining substantive relugolix combination tablet data packages to Richter. Richter license and milestone revenue for the year ended March 31, 2021, consists of the recognition of $33.3 million of the upfront and regulatory milestone payments we received from Richter in March 2020 and April 2020, respectively.
Product revenue, net by geography for the years ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended March 31,
	2022	2021
United States	$89,314	$3,630
Europe	4,995	—
Total product revenue, net	$94,309	$3,630
For the year ended March 31, 2022, compared to the year ago period, product revenue, net in the U.S. increased by $85.7 million as a result of higher ORGOVYX net revenues, as well as net revenues generated from sales of MYFEMBREE, for which there were no such MYFEMBREE net revenues for the year ended March 31, 2021.

For the year ended March 31, 2022, product revenue, net in Europe consisted of revenues related to product supply to Richter to support their European launches of RYEQO of $4.7 million, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.3 million. There were no such revenues for the year ended March 31, 2021.
Cost of Product Revenue
For the year ended March 31, 2022, our cost of product revenue was $11.5 million, consisting of $4.6 million of cost of goods sold and $6.9 million of royalty expense to Takeda. For the year ended March 31, 2021, our cost of product revenue was $0.3 million, which consisted primarily of royalty expense to Takeda. The $11.2 million increase in our cost of product revenue for the year ended March 31, 2022 compared to the year ago period was due to an increase in cost of goods sold and royalty expense to Takeda as a result of higher sales of ORGOVYX during the year ended March 31, 2022, as well as sales of MYFEMBREE in the U.S., which began in the three months ended June 30, 2021, and sales of product supply to Richter that began in the three months ended September 30, 2021.
As a result of the FDA approvals of ORGOVYX and MYFEMBREE, we subsequently began capitalizing the cost of inventories manufactured or purchased for each product after its respective approval date. Previously, costs to manufacture ORGOVYX and MYFEMBREE were expensed as incurred as R&D expenses. We expect our cost of goods sold to increase in future periods as quantities of previously expensed ORGOVYX and MYFEMBREE inventories are depleted from our inventory stock.
Collaboration Expense to Pfizer
For the years ended March 31, 2022, and 2021, our collaboration expense to Pfizer was $40.0 million and $1.7 million, respectively, and represents Pfizer’s 50% share of net profits from the sales of ORGOVYX and MYFEMBREE in the U.S. Collaboration expense to Pfizer increased by approximately $38.4 million for the year ended March 31, 2022, compared to the year ago period, primarily due to an increase in net profits generated from sales of ORGOVYX in the U.S., as well as net profits generated from sales of MYFEMBREE in the U.S., for which there were no such MYFEMBREE net profits in the year ended March 31, 2021.
Selling, General and Administrative Expenses
SG&A expenses increased $77.9 million, to $259.4 million, in the year ended March 31, 2022 compared to $181.4 million in the year ago period, primarily due to higher costs related to commercial activities to support our U.S launches of ORGOVYX and MYFEMBREE. SG&A expenses are presented net of cost sharing with Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement.
The most significant components of the $77.9 million net increase in SG&A expenses include the following:
•$58.2 million increase in personnel expense primarily driven by costs associated with our commercial operations, marketing, and market access teams, and our oncology and women’s health sales forces, which were hired to support our U.S. commercial launches of ORGOVYX and MYFEMBREE;
•$21.4 million increase in commercial operations expenses, net of cost sharing with Pfizer, to support our U.S. commercial launches of ORGOVYX and MYFEMBREE;
•$13.4 million increase in general overhead, administrative and information technology expenses to support our organizational growth; partially offset by
•$16.7 million decrease in shared-based compensation, as the year ended March 31, 2021 included incremental share-based compensation related to the acceleration, modification, and remeasurement of our former Principal Executive Officer’s equity awards as further discussed in Note 10(H) to our audited consolidated financial statements included elsewhere in this Annual Report.
Research and Development Expenses

For the years ended March 31, 2022, and 2021, our R&D expenses consisted of the following (in thousands):

	Year Ended March 31,
	2022	2021	Change
Program-specific costs:
Relugolix	$20,549	$59,835	$(39,286)
MVT-602	318	241	77
Unallocated costs:
Personnel expenses	57,522	48,460	9,062
Share-based compensation	16,010	14,049	1,961
Other expense	13,004	14,128	(1,124)
Total R&D expenses	$107,403	$136,713	(29,310)
R&D expenses decreased $29.3 million, to $107.4 million, in the year ended March 31, 2022, compared to $136.7 million in the year ended March 31, 2021. The most significant components of the $29.3 million net decrease in R&D expenses include the following:
•$39.2 million decrease in program-specific costs related to CRO, drug supply and other study, regulatory, and manufacturing-related costs primarily due to the wind down of our Phase 3 LIBERTY, HERO and SPIRIT studies and higher cost sharing with Pfizer for certain R&D expenses in the year ended March 31, 2022. In addition, program-specific costs for the year ended March 31, 2021, include fees of approximately $5.8 million related to our initial NDA submissions for MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids and ORGOVYX for adult patients with advanced prostate cancer, which did not recur during the year ended March 31, 2022; partially offset by
•$11.0 million increase in personnel expenses and share-based compensation primarily due to an increase in medical affairs and other personnel to support the U.S. launches of ORGOVYX and MYFEMBREE.
Interest Expense
Interest expense was $14.0 million and $10.4 million for the years ended March 31, 2022, and 2021, respectively, and was primarily related to the Sumitomo Pharma Loan Agreement. Interest expense for the years ended March 31, 2022, and 2021 also includes $2.4 million and $0.6 million, respectively, of accretion of the financing component of the cost share advance from Pfizer. The increase in interest expense was primarily driven by a higher outstanding balance under the Sumitomo Pharma Loan Agreement during year ended March 31, 2022, as well as higher accretion of the financing component of the cost share advance from Pfizer, which began in the fourth quarter of the year ended March 31, 2021.
Interest Income
Interest income was approximately $0.4 million and $0.2 million for the years ended March 31, 2022, and 2021, respectively, derived from our investments in marketable securities and cash equivalents.
Foreign Exchange Gain
For the year ended March 31, 2021, we recorded a foreign exchange gain of $16.2 million, primarily as a result of the impact of fluctuations in the foreign currency exchange rate between the Swiss franc and the U.S. dollar on our outstanding balance under the Sumitomo Pharma Loan Agreement. There were no such amounts for the year ended March 31, 2022.
Income Tax Expense
Our income tax expense was $5.0 million and $0.3 million for the years ended March 31, 2022, and 2021, respectively. Our effective tax rate for the years ended March 31, 2022, and 2021 was (2.51)% and (0.13)%, respectively, and is driven by our jurisdictional earnings by location and a valuation allowance that eliminates our global net deferred tax assets. The increase in income tax expense was primarily driven by income earned by the Company’s U.S. entity, Myovant Sciences, Inc.

Liquidity and Capital Resources
We have incurred losses since our inception and have an accumulated deficit of $1.25 billion as of March 31, 2022, compared to $1.05 billion as of March 31, 2021.
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from upfront and milestone payments we have received from Pfizer and Richter, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S. We began generating net product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively.
As of March 31, 2022, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Pharma Loan Agreement of $475.5 million, consisting of $434.2 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Pharma Loan Agreement. We maintain our cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. We have established guidelines relative to diversification and maturities with respect to our marketable securities to maintain safety and liquidity. Additional funds under the Sumitomo Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors.
We are eligible to earn additional payments from our collaboration and commercialization partners, including:
•up to $3.6 billion of additional milestone payments from Pfizer, including a regulatory milestone of $100.0 million upon the FDA approval of MYFEMBREE for endometriosis, and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. We and Pfizer equally share profits and certain expenses in the Co-Promotion Territory;
•up to $122.5 million of additional milestone payments, including regulatory milestones of up to $15.0 million and tiered sales milestones of up to $107.5 million upon reaching certain thresholds of annual net sales in Richter’s Territory, and tiered royalties on net sales in Richter’s Territory; and
•an upfront payment of $50.0 million from Accord, which we expect to receive in the three months ending June 30, 2022, additional commercial launch, sales-based, and other milestones totaling up to $90.5 million, and tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s territories.
Funding Requirements
We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report. This estimate is based on our current assumptions, including assumptions related to our ability to manage our spend, that might prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments, are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. The Sumitomo Pharma Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, raising capital through equity offerings, making capital expenditures or declaring dividends.
We expect our operating expenses, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to increase as we continue to commercialize ORGOVYX and MYFEMBREE in the U.S., prepare for additional potential regulatory approvals, initiate life cycle management activities as well as conduct post-marketing requirements as agreed upon with the FDA for our relugolix franchise, and potentially further develop our product candidates and expand our pipeline. However, while we expect our future capital requirements and operating expenses to continue to be significant, we expect our net cash burn to gradually decrease as our net product revenues increase. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the price, level of demand and net product revenues generated from commercial sales of our drug products and from any product candidates that may receive marketing approval in the future;
•the achievement of regulatory milestones, sales milestones, and/or royalties that we are eligible to earn pursuant to our collaboration and license agreements;
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
Until such time, if ever, as we can generate positive cash flows as a result of increased sales of ORGOVYX, MYFEMBREE, or any product candidate, we expect to fund our operations through a combination of cash, cash equivalents, and marketable securities currently on hand and amounts available to us under the Sumitomo Pharma Loan Agreement, subject to the consent of our board of directors, as well as potential payments we are eligible to receive from Pfizer, Richter, and Accord pursuant to the terms of our agreements with them.
Cash Flows
The following table summarizes our cash flows for the years ended March 31, 2022, and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(268,559)	$370,628
Net cash used in investing activities	$(18,022)	$(9,211)
Net cash provided by financing activities	$25,905	$238,045
Operating Activities
Net cash used in operating activities was $268.6 million for the year ended March 31, 2022, and consisted of our net loss of $206.0 million (see “Results of Operations” above) and changes in operating assets and liabilities of $107.0 million (see below), partially offset by adjustments for non-cash operating items of $44.4 million. The non-cash operating items included share based compensation of $38.9 million, accretion of the implied financing component of the cost share advance from Pfizer of $2.4 million, amortization of operating lease right of use asset of $1.7 million, and depreciation expense of $1.4 million.
The changes in operating assets and liabilities included the following:
•$90.5 million decrease in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 13(C) to our audited consolidated financial statements included elsewhere in this Annual Report);

•$30.6 million increase in amounts due to Pfizer as a result of an increase in profit share and reimbursement of Allowable Expenses incurred by Pfizer (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report);
•$21.7 million net decrease in deferred revenue as a result of the recognition of $105.0 million of Pfizer collaboration revenue and $16.7 million of Richter license and milestone revenue, partially offset by a $100.0 million regulatory milestone payment from Pfizer (see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report);
•$24.0 million increase in accrued expenses and other current liabilities, primarily driven by increases in accrued sales discounts, rebates, and allowances due to an increase in product revenue, net, accrued compensation-related expenses, and accrued royalties payable to Takeda, partially offset by a decrease in accrued R&D expenses;
•$19.7 million increase in accounts receivable, net as a result of an increase in net product revenues, mainly driven by sales of ORGOVYX in the U.S.;
•$9.0 million increase in prepaid expenses and other current assets primarily due to prepayments related to commercial manufacturing activities;
•$6.4 million increase in other assets primarily due to prepayments related to commercial manufacturing activities, partially offset by a reduction in prepaid clinical study costs;
•$5.6 million decrease in accounts payable, primarily driven by the timing of vendor invoice payments;
•$5.0 million increase in inventories, driven by the capitalization of inventory manufactured or purchased after the FDA approvals of ORGOVYX and MYFEMBREE; and
•$3.8 million net change in other operating assets and liabilities.
Net cash provided by operating activities was $370.6 million for the year ended March 31, 2021, and consisted of changes in operating assets and liabilities of $584.6 million (see below), partially offset by our net loss of $255.1 million (primarily due to our ongoing development and clinical studies, activities related to our preparation for potential regulatory approvals and commercialization of our product candidates, and the expansion of our company), adjusted for non-cash operating items of $41.2 million. The non-cash operating items included share-based compensation of $53.7 million (which included $25.7 million related to the acceleration, modification, and remeasurement of our former Principal Executive Officer’s equity awards), foreign currency transaction gain of $16.2 million primarily related to the Sumitomo Pharma debt outstanding, and other items of $3.7 million.
The changes in operating assets and liabilities included the following:
•$457.9 million net increase in deferred revenue, which was driven by the upfront payment of $503.6 million received from Pfizer in December 2020 (including a $3.6 million implied financing component of a cost share advance) and a regulatory milestone payment of $10.0 million received from Richter in April 2020, partially offset by the recognition of $33.3 million of Richter license and milestone revenue and $22.4 million of Pfizer collaboration revenue (see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report);
•$121.2 million net increase in cost share advance from Pfizer, consisting of the cost share advance received from Pfizer of $150.0 million (discounted to a present value of $146.4 million), partially offset by the application of $25.2 million of shared Allowable Expenses (see Note 13(B) to our audited consolidated financial statements included elsewhere in this Annual Report);
•$15.6 million increase in accrued expenses and other current liabilities primarily due to an increase in accrued commercial and compensation-related expenses, partially offset by a decrease in accrued R&D expenses; and
•$10.1 million net change in other operating assets and liabilities primarily related to increases in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by an increase in accounts payable.

Investing Activities
For the year ended March 31, 2022, we used $18.0 million of cash in investing activities, of which $17.0 million was for the purchase of marketable securities, net of maturities, and $1.0 million was for the purchase of property and equipment.
For the year ended March 31, 2021, we used $9.2 million of cash in investing activities, of which $7.4 million was for the purchase of marketable securities, net of maturities and sales, and $1.8 million was for the purchase of property and equipment.
Financing Activities
For the year ended March 31, 2022, $25.9 million of cash was provided by financing activities, which was primarily due to proceeds of $24.6 million from the exercise of stock options.
For the year ended March 31, 2021, $238.0 million of cash was provided by financing activities. This was primarily due to proceeds of $245.0 million borrowed under the Sumitomo Pharma Loan Agreement and proceeds of $6.7 million from the exercise of stock options, partially offset by payment of tax withholding obligations on net settlement of share awards of $13.7 million.
Contractual Obligations and Other Cash Needs
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our most significant contractual obligations as of March 31, 2022 are summarized below.
Sumitomo Pharma Loan Agreement
We, and one of our subsidiaries, MSG, entered into a loan agreement with Sumitomo Pharma on December 27, 2019, pursuant to which Sumitomo Pharma agreed to make revolving loans to us in the aggregate principal amount of up to $400.0 million. As of March 31, 2022, the outstanding loan balance was $358.7 million and $41.3 million of borrowing capacity remains available to us, subject to the terms of the Sumitomo Pharma Loan Agreement. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the Sumitomo Pharma Loan Agreement. In addition, if Sumitomo Pharma fails to own at least a majority of our outstanding common shares, it may become unlawful under Japanese law for Sumitomo Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Pharma Loan Agreement. See Note 6(A) to our audited consolidated financial statements included elsewhere in this Annual Report for additional information about the Sumitomo Pharma Loan Agreement.
Operating Leases
We have certain lease agreements for office space under which we are obligated to make minimum lease payments. As of March 31, 2022, we had $3.1 million of minimum lease payments due in one year and $8.4 million due over the remaining lease terms. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information about our operating leases.
Contingent Payments
Pursuant to the Takeda License Agreement, we have committed to paying Takeda a fixed, high single-digit royalty on net sales of certain relugolix products, a low single-digit royalty on net sales of certain other relugolix products, and a high single-digit royalty on net sales of MVT-602 products in our territory, all subject to certain agreed reductions. We cannot, at this time, determine when or if royalty payments will be required or what the total amount of such payments may be. See Note 14(D) to our audited consolidated financial statements included elsewhere in this Annual Report for additional information about the Takeda License Agreement.
Contract Service Providers
In the normal course of business, we enter into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs, development services with respect to CROs, and other services and products for operating purposes. These agreements may include certain provisions for purchase obligations and termination obligations that could require payment for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreements and are considered cancellable contracts.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these audited consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management periodically reviews our estimates and makes adjustments when facts and circumstances dictate. To the extent there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.
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
While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report, we believe the that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Under Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
Once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Product Revenue, Net
We sell our products in the U.S. principally through wholesale and specialty distribution and pharmacy channels (collectively, “customers”). These customers subsequently resell our products to healthcare providers and patients. In addition to distribution agreements with customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of our products. We recognize revenue from product sales when our customer obtains control of our products, which occurs at a point in time, typically upon delivery to the customer.
We record revenues from product sales at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established that result from (a) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) group purchasing organization (“GPO”) discounts, performance rebates and administrative fees, (d) product returns and (e) costs of co-pay assistance programs for patients (collectively, “sales deductions”). The variability in the net transaction price for our products arises primarily from the aforementioned sales deductions. We use significant judgment in estimating certain sales deductions. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

More specifically, our significant adjustments include the following:
•Prompt Pay Discounts: We generally provide our customers with prompt payment discounts that are explicitly stated in the contracts and are recorded as a reduction of gross product revenues and accounts receivable in the period the related product revenue is recognized. Our provision for cash discounts was $2.4 million for the year ended March 31, 2022. A hypothetical 10% change in our cash discount provision would have had an approximate $0.2 million impact on our net revenue for the year ended March 31, 2022.
•Product Returns: We estimate the amount of our product sales that may be returned by our customers and record this estimate in the period the related product revenue is recognized. We estimate product return liabilities based on historical product returns, the underlying product demand, and industry specific data. Our provision for product returns was $2.9 million for the year ended March 31, 2022. A hypothetical 10% change in our product return provision would have had an approximate $0.3 million impact on our net revenue for the year ended March 31, 2022.
•Chargebacks: Chargebacks for discounts represent our estimated obligations resulting from contractual commitments to sell product to Public Health Service institutions, Federal government entities purchasing via the Federal Supply Schedule, GPOs, and health maintenance organizations at a discounted price. The specialty distributor, in turn, charges back to us the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. The allowance for chargebacks is based on actual chargebacks received and an estimate of sales to contracted customers. Our provision for chargebacks was $13.4 million for the year ended March 31, 2022. A hypothetical 10% change in our chargeback provision would have had an approximate $1.3 million impact on our net revenue for the year ended March 31, 2022.
•Rebates: Rebates consist of the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. These reserves are recorded in the same period the related revenue is recognized. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, estimate payor mix, and expected utilization. Our estimates for expected utilization of rebates are based on historical data received from specialty pharmacies and specialty distributors since launch, as well as analog data for similar products. We monitor sales trends and adjust the allowance on a regular basis to reflect the most recent rebate experience. Our liability for these rebates consists of invoices received for claims for prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for our products that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. Our provision for rebates was $33.4 million for the year ended March 31, 2022. A hypothetical 10% change in our rebate provision would have had an approximate $3.3 million impact on our net revenue for the year ended March 31, 2022.
•Co-payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued based on actual program participation and estimates of program redemption using data provided by third-party administrators. Our provision for co-payment assistance was $5.5 million for the year ended March 31, 2022. A hypothetical 10% change in our co-payment assistance provision would have had an approximate $0.6 million impact on our net revenue for the year ended March 31, 2022.
•Customer Fees: We pay fees to our customers for account management, data management, and other administrative services. To the extent the services received are distinct from sales of products to the customer, we record these payments in SG&A expenses.
We have adjusted our allowances in the past based on actual experience, and we may be required to adjust these allowances and accruals in the future. The historical adjustments have not been significant to our operations. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates.
The following table provides a summary of activity for each significant category of discounts and allowances for the year ended March 31, 2022 (in thousands).

	Reserve -government and other incentives	Chargebacks and administrative fees	Returns	Sales discounts	Total
Balance as of March 31, 2021	$843	$363	$109	$79	$1,394
Provision related to sales in the current year	38,910	13,384	2,919	2,377	57,590
Adjustments related to prior year sales	(305)	(124)	—	—	(429)
Credits and payments made during the current year	(25,714)	(10,995)	—	(1,970)	(38,679)
Balance as of March 31, 2022	$13,734	$2,628	$3,028	$486	$19,876

License, Milestone, and Other Revenue
For units of account under ASC 606, we apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail below:
•Licenses of intellectual property: If the licenses to intellectual property are determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, we apply judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.
•Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, we include the associated milestone value in the transaction price. We do not consider milestone payments that are not within our control or the licensee, such as regulatory approvals, probable of being achieved until those approvals are received. We then allocate the transaction price to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price on a cumulative catch-up basis in earnings in the period of the adjustment.
•Royalties and commercial milestone payments: For arrangements that include sales-based royalties, including sales-based milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Collaboration Arrangements
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, to determine whether such arrangements involve joint operating activities performed by the parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. We perform this assessment throughout the life of the arrangement based on changes in responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple units of account, we first determine which units of account of the collaboration are deemed to be within the scope of ASC 808 and those that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606, Revenue from Contracts with Customers.
While ASC 808 defines collaboration arrangements and provides guidance on income statement presentation, classification, and disclosures related to such arrangements, it does not address recognition and measurement matters, such as (1) determining the appropriate unit of account or (2) when the recognition criteria are met. Therefore, the accounting for these arrangements is either based on an analogy to other accounting literature, such as ASC 606, or an accounting policy election by management. For units of account within collaboration arrangements that are accounted for pursuant to ASC 808, we determine an appropriate revenue recognition method and apply it consistently.
We evaluate the presentation of amounts due from our collaborative partners associated with activities in the collaborative arrangements based on the nature of each activity. We record the amounts received prior to satisfying the revenue recognition criteria as deferred revenue on our consolidated balance sheets. If we expect the related efforts underlying the deferred revenue to be satisfied within the next twelve months, we classify the deferred revenue in current liabilities, otherwise we classify it as a non-current liability.
For collaboration arrangements that are within the scope of ASC 808, the recognition of collaboration revenue (expense) requires management judgement due to the fact that the terms of collaboration arrangements may be complicated, and the nature of the collaborative activities may change over time. Management exercises judgement in determining the units of account within a collaboration arrangement and in allocating consideration to those units, estimating the collaboration revenue to be recognized, including estimating an appropriate term over which we expect the collaboration revenue to be recognized, as well as in determining the amortization method. For example, judgement is required in identifying material rights and performance obligations, and in estimating the stand-alone selling price of identified performance obligations and material rights, the estimates of which may include forecasted revenue, development timelines, discount rates and probabilities of technical and regulatory success.
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
Research and Development Expenses and Accruals
R&D expenses primarily include personnel-related costs for employees engaged in R&D activities and costs of third parties who conduct clinical study and clinical manufacturing activities on our behalf, and are expensed as incurred unless there is an alternative future use in other R&D projects. We expense payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product in the period incurred as R&D.
We consider regulatory approval of product candidates to be uncertain and products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, we do not capitalize the manufacturing costs for product candidates incurred prior to regulatory approval as inventory, but rather expense them as R&D expenses when incurred.
Our accruals for clinical studies and other R&D activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical study sites, CROs, and CMOs. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price, upon achievement of a milestone event, or on a time and materials basis. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical study or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, we recognize expense accruals related to clinical studies and other R&D activities based on our estimate of the degree of completion of the event or events specified in the agreements.
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

Share-Based Compensation
We account for share-based compensation plans using the fair value recognition and measurement provisions under U.S. GAAP. We measure share-based compensation cost at the grant date, based on the fair value of the award, and recognize that fair value as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures in the period in which such forfeiture occurs and record share-based compensation as though all awards are expected to vest.
We estimate the grant date fair value of stock options, and the resulting share-based compensation, using the Black-Scholes option-pricing model, which requires the use of subjective assumptions, including:
•Expected Term. The expected term represents the period that our share-based awards are expected to be outstanding and is determined using the simplified method in accordance with the Securities and Exchange Commission, Staff Accounting Bulletins No. 107 and No. 110 (based on the mid-point between the vesting date and the end of the contractual term).
•Expected Volatility. The expected volatility considers our historical volatility and the weighted average measures of volatility of a peer group of companies for a period equal to the expected term of the stock options. Our peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stages in the life cycle, or area of specialty.
•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for the expected term on the stock options.
•Expected Dividend. We have never paid, and do not anticipate paying, cash dividends on our common shares. Therefore, the expected dividend yield was assumed to be zero.
We base share-based compensation associated with restricted stock units (“RSU”) and performance share units (“PSU”) on the fair value of our common shares on the grant date, which equals the closing market price of our common shares on the grant date. We recognize share-based compensation related to RSUs on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We recognize share-based compensation related to PSUs if the performance criteria are deemed probable of being met. We remeasure share-based compensation liabilities at fair value each reporting period until the common share awards are settled or become mature, with the change in the fair value recorded as share-based compensation.
No tax benefits for share-based compensation have been recognized in the consolidated statements of shareholders’ deficit or consolidated statements of cash flows. We have not recognized, and do not expect to recognize in the near future, any tax benefits related to share-based compensation as a result of our full valuation allowance on net deferred tax assets and net operating loss carryforwards.
Recently Issued and Adopted Accounting Pronouncements
For information regarding the impact of recently adopted accounting pronouncements and the expected impact of recently issued accounting pronouncements not yet adopted on our consolidated financial statements, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, as we are entitled to report as a “smaller reporting company” for this Annual Report, we are not required to provide the information otherwise required by this item in this Annual Report.

Item 8. Financial Statements and Supplementary Data
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF MYOVANT SCIENCES LTD.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myovant Sciences Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Myovant Sciences Ltd. (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 11, 2022 expressed an unqualified opinion thereon.
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

Accounting for accrued rebates

Description of the Matter
As described in Note 2 to the consolidated financial statements, estimates for variable consideration in the determination of net product revenue are based on the amounts the Company expects to be earned or to be claimed on the related sales. The Company calculates accrued rebates based on factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, and industry data.

Auditing accrued rebates is especially challenging due to the subjectivity required to estimate the accruals. Government pricing calculations used to determine the rebate price are complex and require management judgment. Claims by payers for rebates may be submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. The Company adjusts its estimates based on new information, including information regarding actual rebates for its products as it becomes available.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for accrued rebates, our audit procedures included, among others, understanding the methodology and assumptions applied by the Company to determine the allowances for rebates. We obtained management’s calculations for the respective estimates and tested management’s key inputs used in the determination of accrued rebates. We assessed subsequent events to determine whether there was new information that would require adjustment to the initial accruals, evaluated trends in actual sales and accrued rebate balances, tested a sample of credits issued and payments made throughout the year, and agreed rates to underlying contract terms.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Redwood City, California
May 11, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Myovant Sciences Ltd.

Opinion on Internal Control Over Financial Reporting
We have audited Myovant Sciences Ltd.’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myovant Sciences Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and our report dated May 11, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Redwood City, California
May 11, 2022

MYOVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$406,704	$674,493
Accounts receivable, net	23,296	3,570
Marketable securities	27,483	10,435
Inventories	7,584	2,611
Prepaid expenses and other current assets	22,498	13,536
Amount due from related party	580	—
Total current assets	488,145	704,645
Property and equipment, net	2,944	3,300
Operating lease right-of-use asset	7,961	9,655
Other assets	20,961	7,427
Total assets	$520,011	$725,027
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$12,250	$17,809
Accrued expenses and other current liabilities	68,594	44,612
Share-based compensation liabilities	—	21,636
Deferred revenue	100,564	100,564
Amounts due to Pfizer	32,563	1,954
Cost share advance from Pfizer	33,818	92,415
Operating lease liability	2,148	1,807
Amounts due to related parties	393	543
Total current liabilities	250,330	281,340
Deferred revenue, non-current	375,706	397,369
Cost share advance from Pfizer, non-current	—	29,447
Long-term operating lease liability	7,041	9,189
Long-term debt, less current maturities (related party)	358,700	358,700
Other liabilities	1,711	2,947
Total liabilities	993,488	1,078,992
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized; 94,858,446 and 91,000,869 issued and outstanding at March 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	795,935	709,466
Accumulated other comprehensive loss	(17,285)	(17,285)
Accumulated deficit	(1,252,129)	(1,046,148)
Total shareholders’ deficit	(473,477)	(353,965)
Total liabilities and shareholders’ deficit	$520,011	$725,027

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended March 31,
	2022	2021	2020
Revenues:
Product revenue, net	$94,309	$3,630	$—
Pfizer collaboration revenue	104,996	22,354	—
Richter license and milestone revenue	31,667	33,333	—
Total revenues	230,972	59,317	—
Operating costs and expenses:
Cost of product revenue	11,510	301	—
Collaboration expense to Pfizer	40,041	1,664	—
Selling, general and administrative (1)	259,364	181,423	82,327
Research and development (2)	107,403	136,713	192,560
Total operating costs and expenses	418,318	320,101	274,887
Loss from operations	(187,346)	(260,784)	(274,887)
Interest expense (3)	13,971	10,401	12,663
Loss on extinguishment of debt	—	—	4,851
Interest income	(384)	(211)	(2,552)
Foreign exchange gain	—	(16,176)	(1,621)
Loss before income taxes	(200,933)	(254,798)	(288,228)
Income tax expense	5,048	336	761
Net loss	$(205,981)	$(255,134)	$(288,989)
Net loss per common share — basic and diluted	$(2.22)	$(2.83)	$(3.37)
Weighted average common shares outstanding — basic and diluted	92,974,887	90,036,459	85,839,303

(1) Includes $4,842 and $5,330 of related party expense (inclusive of third-party pass-through costs) for the years ended March 31, 2022 and 2021, respectively (see Note 6).
(2) Includes $58 of related party expense (inclusive of third-party pass-through costs) for the year ended March 31, 2021. There was no related party expense included in research and development expense for the year ended March 31, 2022 (see Note 6).
(3) Includes $11,551, $9,766, and $1,441 of interest expense under the Sumitomo Pharma Loan Agreement for the years ended March 31, 2022, 2021, and 2020, respectively (see Note 6).
The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended March 31,
	2022	2021	2020
Net loss	$(205,981)	$(255,134)	$(288,989)
Other comprehensive loss:
Foreign currency translation adjustment	—	(15,639)	(2,153)
Total other comprehensive loss	—	(15,639)	(2,153)
Comprehensive loss	$(205,981)	$(270,773)	$(291,142)
The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ Deficit
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at March 31, 2019	72,057,490	$1	$505,851	$507	$(502,025)	$4,334
Issuance of shares in connection with “at-the-market” equity offering, net of commissions of $79	106,494	—	2,546	—	—	2,546
Issuance of shares in connection with public equity offering, net of commissions and offering costs of $9,292	17,424,243	1	134,457	—	—	134,458
Share-based compensation	—	—	40,102	—	—	40,102
Capital contribution from former majority shareholder — share-based compensation	—	—	149	—	—	149
Capital contribution from former majority shareholder	—	—	334	—	—	334
Foreign currency translation adjustment	—	—	—	(2,153)	—	(2,153)
Issuance of shares upon exercise of stock options and release of share awards	245,771	—	942	—	—	942
Net loss	—	—	—	—	(288,989)	(288,989)
Balance at March 31, 2020	89,833,998	2	684,381	(1,646)	(791,014)	(108,277)
Share-based compensation	—	—	53,676	—	—	53,676
Share-based compensation awards reclassified to current liabilities	—	—	(17,473)	—	—	(17,473)
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	6,446	—	—	6,446
Share-based compensation reclassified to current liabilities	—	—	(10,609)	—	—	(10,609)
Issuance of shares upon release of share awards, net of shares withheld for taxes	261,095	—	(13,664)	—	—	(13,664)
Issuance of shares upon exercise of stock options	905,776	—	6,709	—	—	6,709
Foreign currency translation adjustment	—	—	—	(15,639)	—	(15,639)
Net loss	—	—	—	—	(255,134)	(255,134)
Balance at March 31, 2021	91,000,869	2	709,466	(17,285)	(1,046,148)	(353,965)
Share-based compensation	—	—	38,928	—	—	38,928
Share-based compensation liabilities reclassified to equity upon settlement or maturity of awards	—	—	23,335	—	—	23,335

Share-based compensation reclassified to current liabilities	—	—	(1,699)	—	—	(1,699)
Issuance of shares upon exercise of stock options and release of share awards	3,857,577	—	24,625	—	—	24,625
Capital contribution - other	—	—	1,280	—	—	1,280
Net loss	—	—	—	—	(205,981)	(205,981)
Balance at March 31, 2022	94,858,446	$2	$795,935	$(17,285)	$(1,252,129)	$(473,477)

The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(205,981)	$(255,134)	$(288,989)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	38,928	53,676	40,251
Depreciation	1,378	988	673
Non-cash interest expense (1)	2,413	635	1,486
Loss on extinguishment of debt	—	—	4,851
Foreign currency transaction gain	—	(16,176)	(1,621)
Amortization of operating lease right-of-use assets	1,694	1,491	1,092
Other	10	537	(359)
Changes in operating assets and liabilities:
Accounts receivable	(19,726)	(3,570)	—
Inventories	(4,973)	(2,611)	—
Prepaid expenses and other current assets	(8,962)	(5,267)	1,925
Amount due from related party	(580)	—	—
Income tax receivable	—	—	524
Other assets	(6,421)	(1,441)	(10)
Accounts payable	(5,617)	2,457	4,315
Interest payable	—	—	(1,077)
Accrued expenses and other current liabilities	23,982	15,552	(24,675)
Deferred revenue	(21,663)	457,933	40,000
Amounts due to Pfizer	30,609	1,954	—
Cost share advance from Pfizer	(90,457)	121,227	—
Operating lease liabilities	(1,807)	(1,516)	(882)
Deferred interest payable	—	—	(2,273)
Amounts due to related parties	(150)	528	15
Other liabilities	(1,236)	(635)	3,582
Net cash (used in) provided by operating activities	(268,559)	370,628	(221,172)
Cash flows from investing activities:
Purchases of marketable securities	(118,748)	(63,824)	(32,076)
Maturities of marketable securities	101,700	33,261	29,240
Sales of marketable securities	—	23,125	—
Purchases of property and equipment	(974)	(1,773)	(1,099)
Net cash used in investing activities	(18,022)	(9,211)	(3,935)
Cash flows from financing activities:
Capital contribution -other	1,280	—	—
Proceeds from issuance of common shares, net of issuance costs paid	—	—	137,004
Proceeds from related party debt financing	—	245,000	113,700
Proceeds from stock option exercises	24,625	6,709	942
Payment of tax withholding on net settlement of share awards	—	(13,664)	—
Payment of third-party debt financings and redemption and administration fees	—	—	(105,720)
Net cash provided by financing activities	25,905	238,045	145,926
Net change in cash, cash equivalents and restricted cash	(260,676)	599,462	(79,181)
Cash, cash equivalents and restricted cash, beginning of period	677,480	78,018	157,199
Cash, cash equivalents and restricted cash, end of period	$416,804	$677,480	$78,018
Supplemental Disclosure of Non-Cash Financing and Investing Information:
Reclassification of share-based compensation awards from additional paid-in capital to current liabilities	$—	$17,473	$—
Change in fair value of share-based awards recorded to additional paid-in capital	$1,699	$10,609	$—
Reclassification of share-based compensation liabilities to additional paid-in capital upon settlement or maturity of awards	$23,335	$6,446	$—
Equipment purchases included in accounts payable	$58	$18	$—
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$3,542	$513	$38
Interest paid	$—	$—	$13,030
Interest (related party) paid	$11,551	$9,819	$1,426
(1) Includes imputed interest on cost share advance from Pfizer for the years ended March 31, 2022 and 2021. Includes amortization of debt discount and issuance costs for the year ended March 31, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Consolidated Financial Statements
Note 1—Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, the Company has two FDA-approved products: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. by the U.S. Food and Drug Administration (“FDA”) in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. by the FDA in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In April 2022, the EC approved ORGOVYX (relugolix 120 mg) as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. In September 2021, the FDA accepted to review the Company’s supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis. On May 6, 2022, the Company and Pfizer announced that the FDA extended the Prescription Drug User Fee Act (“PDUFA”) goal date for this sNDA to August 6, 2022. MYFEMBREE is being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. The Company is also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since its inception, the Company has funded its operations primarily from the issuance and sale of its common shares, from debt financing arrangements, and more recently from the upfront and regulatory milestone payments it has received from its collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S., and to a lesser extent from revenues generated from sales of product supply to Gedeon Richter Plc. (“Richter”) as well as royalties on net sales of RYEQO in Richter’s Territory.
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”), the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of March 31, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, own 50,041,181, or approximately 52.8%, of the Company’s outstanding common shares.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30 and December 31. The Company manages its operations as a single segment for purposes of assessing performance, making operating decisions, and allocating resources. This one operating and reporting segment primarily focuses on the development and commercialization of innovative medicines in areas of unmet medical need.
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $434.2 million in cash, cash equivalents, and marketable securities. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report on Form 10-K (“Annual Report”).
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
As of March 31, 2022, the Company had approximately $41.3 million of borrowing capacity available to it under the Sumitomo Pharma Loan Agreement (see Note 6(A)). As of March 31, 2022, the Company is also eligible to earn up to $3.6 billion and $122.5 million of additional milestone payments from Pfizer and Richter pursuant to the Pfizer Collaboration and License Agreement (see Note 13(B)) and the Richter Development and Commercialization Agreement (see Note 13(A)), respectively, as well as potential royalty payments on net sales under the Richter Development and Commercialization Agreement.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from those estimates.
On an ongoing basis, the Company’s management evaluates its estimates, including those related to valuation of inventories, impairment testing for long-lived-assets, variables used in calculating the fair value of the Company’s equity awards, expected achievement of performance-based vesting criteria for equity awards, variable consideration and other relevant inputs impacting the gross and net revenue recognition, contingent liabilities, recoverability of deferred tax assets, determination of lease term, research and development (“R&D”) expenses and accruals, and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, that are not readily apparent from other sources. Estimates and assumptions are periodically reviewed considering changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows.
The Company has assessed the impact that the COVID-19 pandemic and the conflict in Ukraine has had on its operations and financial results as of March 31, 2022, and through May 11, 2022, the issuance date of these consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. Through May 11, 2022, the Company’s results of operations and cash flows have not been significantly impacted by the COVID-19 pandemic or the conflict in Ukraine. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments, and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of May 11, 2022.
Reclassifications
Certain reclassifications have been made to the consolidated statements of cash flows for the years ended March 31, 2021, and 2020 to place them on a comparable basis with the year ended March 31, 2022, regarding the presentation of amortization of operating lease right-of-use assets of $1.5 million and $1.1 million, respectively. The reclassifications had no effect on the previously reported results of operations. The reclassifications had no effect on previously reported cash flows from operating activities in the consolidated statements of cash flows.
Risks and Uncertainties
The Company is subject to risks and uncertainties common to companies in the biotechnology and pharmaceutical industries, including, but not limited to, risks of failure or unsatisfactory results of nonclinical and clinical studies, the need for significant capital to fund the development of its product candidates and the commercialization of any product candidates that may obtain marketing approval, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of any of its product candidates that obtain regulatory approval, dependence on strategic relationships with collaboration and commercialization partners and on key personnel, securing and protecting proprietary technology, compliance with government regulations, development by competitors of technological innovations, ability to transition from pilot-scale manufacturing to large-scale production of products, and dependence on third-party service providers such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), other suppliers, and third-party logistics providers.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents, and marketable securities. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its cash equivalents and marketable securities. The Company maintains its cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities of investments to maintain safety and liquidity. The Company has not historically experienced any significant credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.
The Company is also subject to credit risk from accounts receivable from product sales, amount due from its related party, and amounts due from its collaboration and commercialization partners. The Company monitors its exposure and records a reserve against uncollectible amounts as necessary.
For the year ended March 31, 2022, four customers represented 87% of the Company’s ORGOVYX and MYFEMBREE product revenue, net and each of these customers represented 10% or greater of the Company’s ORGOVYX and MYFEMBREE product revenue, net. As of March 31, 2022, three customers represented 82% of the Company’s accounts receivable, and each of these customers represented 10% or greater of the Company’s accounts receivable. For the year ended March 31, 2021, four customers represented 90% of the Company’s product revenue, net and 95% of the Company’s accounts receivable as of March 31, 2021, and each of these customers represented 10% or greater of the Company’s product revenue, net and accounts receivable. The Company had no product sales for the year ended March 31, 2020.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash (maturity of three months or less at the time of purchase). Interest income consists of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use. As of March 31, 2022, and 2021, restricted cash includes approximately $7.1 million and $1.0 million, respectively, that is held in an escrow fund for use by Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Pharma, to manage payments for rebates, chargebacks, and similar fees pursuant to the Market Access Services Agreement (see Note 6(C)).
The following represents a reconciliation of cash and cash equivalents on the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows (in thousands):

	March 31,
	2022	2021	2020
Cash and cash equivalents	$406,704	$674,493	$76,644
Restricted cash (included in other assets)	10,100	2,987	1,374
Total cash, cash equivalents and restricted cash	$416,804	$677,480	$78,018
Accounts Receivable, Net
The Company’s accounts receivable consists of amounts due from customers related to product sales and have standard payment terms. For certain customers, the accounts receivable for the customer is net of prompt payment discounts. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company has historically not experienced significant credit losses and no amounts were reserved for estimated losses as of March 31, 2022, and 2021.
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
The Company does not intend to sell its marketable debt securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell its marketable debt securities before recovery of their amortized cost basis, which may be maturity. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the marketable debt security before recovery of the amortized cost basis. See Note 4 for additional information.
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
Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value, in accordance with ASC 820, Fair Value Measurement, of which the first two are considered observable and the last is considered unobservable. These levels are as follows:
•Level 1—inputs, which include unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;
•Level 2—inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and
•Level 3—inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgment or estimation.
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
The recorded amounts of certain financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, amounts due to Pfizer, and amounts due to and due from related parties, approximate fair value due to their relatively short maturities. Marketable debt securities that are classified as available-for-sale are recorded at estimated fair value and are included in Level 2 of the fair value hierarchy. The fair value of marketable debt securities is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or have been derived from observable market data. Cost share advance from Pfizer is recorded at its estimated fair value and is included in Level 2 of the fair value hierarchy. Share-based compensation liabilities related to stock options are remeasured at fair value on a recurring basis using the Black-Scholes option pricing model and are included in Level 2 of the fair value hierarchy. Share-based compensation liabilities related to common shares are remeasured at fair value on a recurring basis and are included in Level 1 of the fair value hierarchy.
Inventories
The Company values its inventories at the lower-of-cost or net realizable value and determines the cost of inventories using the average-cost method. Net realizable value is the estimated selling prices in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventories is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions.

Inventories include the cost for raw materials, the cost to manufacture the raw materials into finished goods, and overhead. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company is physically stored at third-party warehouses, logistics providers and contract manufacturing organizations.
The Company performs an assessment of the recoverability of inventories during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations.
The Company capitalizes inventory costs associated with products following regulatory approval when based on management’s judgement, future commercialization is considered probable, and the future economic benefit is expected to be realized. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized, but rather expensed as R&D expenses when incurred.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years once the asset is installed and placed into service. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations in the period realized.
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
Leases
The Company determines if an arrangement includes a lease at the inception of the agreement. For each of the Company’s lease arrangements, the Company records a right-of-use asset representing the Company’s right to use an underlying asset for the lease term and a lease liability representing the Company’s obligation to make lease payments. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the net present value of the remaining future minimum lease payments over the lease term. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate based on market sources including interest rates for companies with similar credit quality for agreements of similar duration, determined by class of underlying asset, to discount the lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred.
The Company elected the practical expedient not to apply the recognition and measurement requirements to short-term leases, which is any lease with a term of one year or less as of the lease commencement date. The lease may require the Company to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease components. The Company has elected the practical expedient to combine lease and non-lease components. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date.
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
The Company evaluates the presentation of amounts due from its collaborative partners associated with activities in the collaborative arrangements based on the nature of each activity. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related efforts underlying the deferred revenue are expected to be satisfied within the next twelve months, the deferred revenue is classified in current liabilities, otherwise it is classified as a non-current liability.
Revenue Recognition
For units of account under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
•Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price on a cumulative catch-up basis in earnings in the period of the adjustment.
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

Product Revenue, net
The Company sells its products in the U.S. principally through wholesale and specialty distribution and pharmacy channels (collectively, “customers”). These customers subsequently resell the Company’s products to healthcare providers and patients. In addition to distribution agreements with customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon delivery to the customer.
Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration for which reserves are established that result from (a) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) group purchasing organization (“GPO”) discounts, performance rebates and administrative fees, (d) product returns and (e) costs of co-pay assistance programs for patients. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or accrued expenses and other current liabilities (if the amount is payable to a party other than a customer). Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, the Company’s historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of the adjustment.
More specifically, these adjustments include the following:
•Prompt Pay Discounts: The Company generally provides invoice discounts on product sales to its customers for prompt payment. The Company estimates that its customers will earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.
•Product Returns: Consistent with industry practice, the Company offers its customers limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. In arriving at its estimate for product returns, the Company considers historical product returns, the underlying product demand, and industry specific data.
•Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, Federal government entities purchasing via the Federal Supply Schedule, GPOs, and health maintenance organizations, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. The allowance for chargebacks is based on actual chargebacks received and an estimate of sales to contracted customers.
•Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, estimated payor mix, and expected utilization. The Company’s estimates for expected utilization of rebates are based on historical data received from specialty pharmacies and specialty distributors since launch, as well as analog data from similar products. The Company monitors sales trends and adjusts the allowance on a regular basis to reflect the most recent rebate experience. The Company’s liability for these rebates consists of invoices received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.
•Co-payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued based on actual program participation and estimates of program redemption using data provided by third-party administrators.

•Customer Fees: The Company pays fees to its customers for account management, data management, and other administrative services. To the extent the services received are distinct from sales of products to the customer, the Company records these payments in Selling General and Administrative (“SG&A”) expenses.
Cost of Product Revenue
Cost of product revenue is composed of the cost of goods sold and royalty expense payable to Takeda. Cost of goods sold consists of the cost of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with sales of ORGOVYX and MYFEMBREE in the U.S. and sales of product supply to Richter. The cost of inventories written down as a result of excess, obsolescence, or other reasons is also charged to cost of goods sold. Royalty expense consists of royalties on net sales of relugolix payable to Takeda pursuant to the terms of the Takeda License Agreement (see Note 14(D)).
As a result of the FDA approvals of ORGOVYX and MYFEMBREE, the Company subsequently began capitalizing inventories manufactured or purchased for each product after its respective approval date. As a result, certain manufacturing costs of ORGOVYX and MYFEMBREE were expensed as R&D expenses prior to FDA approval and, therefore, these costs are not included in cost of goods sold.
Collaboration Expense to Pfizer
Collaboration expense to Pfizer consists of Pfizer’s 50% share of net profits from sales of ORGOVYX and MYFEMBREE in the U.S. (see Note 13(B)).
Research and Development Expenses
R&D expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for employees engaged in R&D activities, expenses from third parties who conduct R&D activities on behalf of the Company, investigator grants, sponsored research, and fees incurred for regulatory submissions.
R&D costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based on an ongoing review of the level of effort and costs actually incurred. The Company expenses in-process R&D projects acquired as asset acquisitions which have not reached technological feasibility, and which have no alternative future use.
The Company considers regulatory approval of product candidates to be uncertain and products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory, but rather expensed as R&D expenses when incurred.
Promotional and Advertising Expense
Promotional and advertising costs are expensed as incurred, and are included in SG&A expenses in the consolidated statements of operations. Promotional and advertising costs consist primarily of the costs of designing, producing, and distributing materials promoting the Company’s products. Certain promotional and advertising costs are shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement (see Note 13(B)).
Share-Based Compensation
The Company accounts for share-based compensation plans using the fair value recognition and measurement provisions under U.S. GAAP. The Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures in the period in which such forfeiture occurs and records share-based compensation as though all awards are expected to vest.
The Company estimates the grant date fair value of stock options, and the resulting share-based compensation, using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. These assumptions include:
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
•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for the expected term of the stock option.
•Expected Dividend. The Company has never paid, and does not anticipate paying, cash dividends on its common shares. Therefore, the expected dividend yield was assumed to be zero.
The fair value of stock options on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock, to determine the fair value of the award. The Company recognizes the expense associated with options using a single award approach over the requisite service period.
Share-based compensation associated with restricted stock units (“RSU”) and performance share units (“PSU”) is based on the fair value of the Company’s common shares on the grant date, which equals the closing market price of the Company’s common shares on the grant date. The Company recognizes the share-based compensation related to RSUs on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the share-based compensation related to PSUs if the performance criteria are deemed probable of being met. Share-based compensation liabilities (a current liability) are remeasured at fair value each reporting period until the common share awards are settled or become mature, with the change in fair value recorded as share-based compensation.
No tax benefits for share-based compensation have been recognized in the consolidated statements of shareholders’ deficit or consolidated statements of cash flows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefits related to share-based compensation as a result of its full valuation allowance on net deferred tax assets and net operating loss carryforwards.
Income Taxes
The Company is subject to income taxes in the United States and other foreign jurisdictions. Judgment is required in determining the Company’s expense (benefit) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
The Company records an expense (benefit) for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of enactment.
The Company records a valuation allowance to reduce the Company’s deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company recognizes tax benefits from uncertain tax positions if the Company believes that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position as well as consideration of the available facts and circumstances. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense as incurred.
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period. Potential dilutive securities outstanding include stock options, restricted stock units, performance stock units, and warrants. During all periods presented, the Company incurred net losses. Accordingly, the effect of any common share equivalents would have been anti-dilutive during those periods and are not included in the calculation of diluted weighted-average number of common shares outstanding.
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per common share for the periods indicated because their inclusion would have been anti-dilutive:

	March 31,
	2022	2021	2020
Stock options	6,130,680	8,293,331	7,723,302
Restricted stock awards (unvested)	—	—	634,623
Restricted stock units and performance stock units (unvested)	4,532,619	3,571,235	945,559
Warrants	73,710	73,710	73,710
Total	10,737,009	11,938,276	9,377,194
Change in Functional Currency
Prior to December 1, 2020, the functional currency of the Company’s wholly-owned subsidiary in Switzerland, Myovant Sciences GmbH (“MSG”), was the local currency where the subsidiary is located, the Swiss franc. Transactions in foreign currencies were translated to the functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses were recognized in foreign exchange (gain) loss in the consolidated statements of operations. The results of operations of MSG were translated to the U.S. dollar, the Company’s reporting currency, at the average rates of exchange during the period. The cumulative effect of these exchange rate adjustments was included in a separate component of other comprehensive income (loss) on the consolidated balance sheets.
Effective December 1, 2020, as a result of significant changes in economic facts and circumstances in the operations of MSG, the functional currency of MSG was changed from the Swiss franc to the U.S. dollar. The change in the functional currency was accounted for prospectively from December 1, 2020. Therefore, any gains or losses that were previously recorded in accumulated other comprehensive income (loss) remain unchanged.
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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), that eliminates certain exceptions to the general principles in ASC 740 related to intra-period tax allocation, deferred tax liability and general methodology for calculating income taxes. ASU 2019-12 also simplifies U.S. GAAP by making other changes for matters such as, franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 on April 1, 2021, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022. The Company’s outstanding debt with Sumitomo Pharma bears a variable interest rate that is indexed off of 3-month LIBOR, for which publication is expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, the Company and Sumitomo Pharma will negotiate in good faith to select an alternative interest rate in accordance with the

Sumitomo Pharma Loan Agreement. The Company has not yet adopted this guidance and is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
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
Note 3—Revenue Components
The following table provides information about the Company’s revenues (in thousands):

	Year Ended March 31,
	2022	2021	2020
Revenues:
Product revenue, net:
ORGOVYX	$82,959	$3,630	$—
MYFEMBREE	6,355	—	—
Richter product supply and royalties	4,995	—	—
Total product revenue, net	94,309	3,630	—
Pfizer collaboration revenue:
Amortization of upfront payment	83,897	22,354	—
Amortization of regulatory milestone	21,099	—	—
Total Pfizer collaboration revenue	104,996	22,354	—
Richter license and milestone revenue	31,667	33,333	—
Total revenues	$230,972	$59,317	$—
Product Revenue, net
The Company began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. The Company records product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
For the year ended March 31, 2022, product revenue, net also includes revenues related to product supply to Richter to support their European launches of RYEQO of $4.7 million, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.3 million. There were no such revenues recorded for the years ended March 31, 2021, and 2020.
Product revenue, net by geography consisted of the following (in thousands):

	Year Ended March 31,
	2022	2021	2020
United States	$89,314	$3,630	$—
Europe	4,995	—	—
Total product revenue, net	$94,309	$3,630	$—

The activities and ending balances for each significant category of discounts and allowances (which constitutes variable consideration) for the years ended March 31, 2022 and 2021 were as follows (in thousands):

	Reserve -government and other incentives	Chargebacks and administrative fees	Returns	Sales Discounts	Total
Balance as of March 31, 2020	$—	$—	$—	$—	$—
Provision related to sales in the current year	1,351	363	109	109	1,932
Credits and payments made during the current year	(508)	—	—	(30)	(538)
Balance as of March 31, 2021	843	363	109	79	1,394
Provision related to sales in the current year	38,910	13,384	2,919	2,377	57,590
Adjustments related to prior year sales	(305)	(124)	—	—	(429)
Credits and payments made during the current year	(25,714)	(10,995)	—	(1,970)	(38,679)
Balance as of March 31, 2022	$13,734	$2,628	$3,028	$486	$19,876

The total reserves described above are summarized as components of the Company’s consolidated balance sheets as follows (in thousands):

	March 31,
	2022	2021
Reduction of accounts receivable, net	$486	$79
Component of accrued expenses and other current liabilities	19,390	1,315
Total revenue-related reserves	$19,876	$1,394
Pfizer Collaboration Revenue
For the year ended March 31, 2022, Pfizer collaboration revenue consists of the partial recognition of the upfront payment the Company received from Pfizer upon entering into the Pfizer Collaboration and License Agreement in December 2020 and of the regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. For the year ended March 31, 2021, Pfizer collaboration revenue consists of the partial recognition of the upfront payment the Company received from Pfizer in December 2020. There was no Pfizer collaboration revenue for the year ended March 31, 2020. See Note 13(B) for additional information regarding the Pfizer Collaboration and License Agreement.
Richter License and Milestone Revenue
Richter license and milestone revenue for the year ended March 31, 2022 was $31.7 million, consisting of the recognition of a $15.0 million regulatory milestone payment from Richter that was triggered upon the EC approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon completion of the Company’s delivery of the remaining substantive relugolix combination tablet data packages to Richter. Richter license and milestone revenue for the year ended March 31, 2021 consists of the recognition of $33.3 million of the upfront and regulatory milestone payments the Company received from Richter in March 2020 and April 2020, respectively. There was no Richter license and milestone revenue for the year ended March 31, 2020. See Note 13(A) for additional information regarding the Richter Development and Commercialization Agreement.

Note 4—Fair Value Measurements
Financial Instruments Measured at Fair Value on a Recurring Basis
The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires that certain assets and liabilities be reflected at their fair value. The fair value of these financial instruments is based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by U.S. GAAP (see Note 2). The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2022
Assets:
Money market funds (1)	$69	$—	$—	$69
Commercial paper (2)	—	219,772	—	219,772
Total assets	$69	$219,772	$—	$219,841

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Assets:
Money market funds (1)	$36,903	$—	$—	$36,903
Commercial paper (2)	—	21,689	—	21,689
U.S. agency securities (1)	—	10,000	—	10,000
Municipal bonds (3)	—	1,417	—	1,417
Total assets	$36,903	$33,106	$—	$70,009
Liabilities:
Share-based compensation liabilities - stock options (4)	$—	$12,113	$—	$12,113
Share-based compensation liabilities - common shares (5)	9,523	—	—	9,523
Total liabilities	$9,523	$12,113	$—	$21,636

(1) Included in cash and cash equivalents.
(2) Includes $192.3 million in cash and cash equivalents and $27.5 million in marketable securities as of March 31, 2022. Includes $12.7 million in cash and cash equivalents and $9.0 million in marketable securities as of March 31, 2021.
(3) Included in marketable securities.
(4) Includes 1,281,803 outstanding stock options remeasured using the Black-Scholes option-pricing model (see Note 10(H)).
(5) Includes 462,705 common shares remeasured using the Company’s March 31, 2021 closing market price of $20.58 per common share (see Note 10(H)).
The share-based compensation liabilities were remeasured at fair value at each reporting period end, with the change in fair value recorded as share-based compensation in the Company’s consolidated statements of operations until the stock options were exercised and the common shares sold to Sumitovant, to the market, or otherwise settled, or the Company’s former Principal Executive Officer held the common shares for a period of at least six months (see Note 10(H)). The Company remeasured the share-based compensation liabilities related to outstanding stock options at fair value using the Black-Scholes option pricing model for which all significant inputs were observable, either directly or indirectly, which caused them to be classified as a Level 2 measurement within the fair value hierarchy. The Company remeasured the share-based compensation liabilities related to common shares held for less than six months based on the closing market price of the Company’s common shares at each reporting period end, which caused them to be classified as a Level 1 measurement within the fair value hierarchy.
The following table includes information regarding the Company’s share-based compensation liabilities (a current liability) for the year ended March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Balance at beginning of year	$21,636	$—
Reclassification from additional paid-in capital	—	17,473
Change in fair value	1,699	10,609
Settlements	(23,335)	(6,446)
Balance at end of year	$—	$21,636
The fair value of the share-based compensation liabilities related to outstanding stock options was estimated as of March 31, 2021 using the Black-Scholes option-pricing model and the following assumptions:

Expected common share price volatility	72.9%
Expected risk free interest rate	0.06%
Expected term, in years	0.78
Expected dividend yield	—%
There were no share-based compensation liabilities related to outstanding stock options as of March 31, 2022.
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company recorded the cost share advance from Pfizer, which is included in Level 2 of the fair value hierarchy, at its estimated fair value of $146.4 million as of the transaction date. As discussed in Note 13(B), on the transaction date, the cost share advance from Pfizer was discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance is expected to be utilized. The recorded amount has been and will continue to be reduced each reporting period by the amount of Allowable Expenses applied to the cost share advance. There were no nonrecurring fair value assets as of March 31, 2022 and 2021.
Note 5—Certain Balance Sheet Components
Inventories
Inventories consisted of the following (in thousands):

	March 31,
	2022	2021
Raw materials	$663	$1,390
Work in process	3,737	773
Finished goods	3,184	448
Total inventories	$7,584	$2,611

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,
	2022	2021
Accrued compensation-related expenses	$26,389	$20,571
Accrued sales discounts, rebates, and allowances	19,390	1,315
Accrued R&D expenses	6,955	8,544
Accrued commercial expenses	7,196	7,770
Accrued other expenses	4,029	5,014
Accrued royalties payable to Takeda	2,470	301
Accrued professional fees	1,340	935
Deferred product revenue	825	162
Total accrued expenses and other current liabilities	$68,594	$44,612
Note 6—Related Party Transactions
(A) Sumitomo Pharma
Sumitomo-Roivant Transaction
On December 27, 2019, the Company’s former controlling shareholder, Roivant Sciences Ltd. (“Roivant”), completed a transaction (the “Sumitomo-Roivant Transaction”) in which all of the Company’s outstanding common shares held directly or indirectly by Roivant and not already held by Sumitovant were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo Pharma, resulting in Sumitovant directly, and Sumitomo Pharma indirectly, owning 45,008,604, or approximately 50.2%, of the Company’s outstanding common shares on December 27, 2019. As of March 31, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, own 50,041,181, or approximately 52.8%, of the Company’s outstanding common shares.
On December 27, 2019, the then existing Information Sharing and Cooperation Agreement between the Company and Roivant, the then existing Services Agreements between the Company and certain of its subsidiaries and Roivant and certain of its subsidiaries, and the then existing Option Agreement between the Company and Roivant were terminated. For the year ended March 31, 2020, the Company paid or reimbursed Roivant approximately $0.6 million under the terms of the then existing Services Agreements.
Sumitomo Pharma Loan Agreement
On December 27, 2019, the Company and one of its subsidiaries, MSG, entered into a Loan Agreement with Sumitomo Pharma (the “Sumitomo Pharma Loan Agreement”). Pursuant to the Sumitomo Pharma Loan Agreement, Sumitomo Pharma agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. On December 30, 2019, the Company borrowed an initial amount of $113.7 million under the Sumitomo Pharma Loan Agreement, the proceeds of which were used to repay all outstanding obligations of the Company to NovaQuest Capital Management (“NovaQuest”) and Hercules Capital, Inc. (“Hercules”) and to satisfy certain other fees and expenses (see Note 7). Funds may be drawn down by the Company once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the Sumitomo Pharma Loan Agreement. In addition, if Sumitomo Pharma fails to own at least a majority of the outstanding common shares of the Company, it may become unlawful under Japanese law for Sumitomo Pharma to fund loans to the Company, and in which case the Company would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Pharma Loan Agreement. Loans under the Sumitomo Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
Loans under the Sumitomo Pharma Loan Agreement bear interest at a variable rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. Publication of 3-month LIBOR is currently expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, the Company and Sumitomo Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The Company’s obligations under the Sumitomo Pharma Loan Agreement are fully and unconditionally guaranteed by the Company and its subsidiaries. The loans and other obligations are senior unsecured obligations of the Company, MSG, and subsidiary guarantees. The Sumitomo Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants.
The Sumitomo Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period, cross acceleration to certain other debt, failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by the Company or any of its subsidiaries and certain breaches by the Company under the Investor Rights Agreement. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, Sumitomo Pharma may terminate its obligations to make loans to the Company and declare the principal amount of loans to become immediately due and payable, and Sumitomo Pharma may take such other actions as set forth in the Sumitomo Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Pharma to make loans to the Company would automatically terminate and the principal amount of the loans would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Pharma to maintain the loans under the Sumitomo Pharma Loan Agreement or within 30 days of a change of control with respect to the Company, the Company would be required to repay the outstanding principal amount of the Loans.
As of March 31, 2022, approximately $41.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Pharma Loan Agreement, and the outstanding loan balance of $358.7 million is classified as a long-term liability on the accompanying consolidated balance sheets under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Pharma Loan Agreement was $11.6 million, $9.8 million, and $1.4 million for the years ended March 31, 2022, 2021, and 2020, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
Annual maturities of amounts outstanding as of March 31, 2022, under the Sumitomo Pharma Loan Agreement are as follows (in thousands):

Year Ended March 31,
2023	$—
2024	—
2025	358,700
Total	$358,700
Sumitomo Pharma Loan Commitment
On August 5, 2020, the Company obtained a debt commitment letter from Sumitomo Pharma, as amended by a letter dated September 29, 2020, and then further amended by a letter dated December 22, 2020 (the “2020 Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, Sumitomo Pharma committed to enter into a new $200.0 million unsecured, low-interest, five-year term loan facility. The 2020 Commitment Letter expired in March 2021.
Investor Rights Agreement
On December 27, 2019, the Company entered into an Investor Rights Agreement with Sumitomo Pharma and Sumitovant (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, the Company agreed, at the request of Sumitovant, to register for sale, under the Securities Act of 1933, common shares beneficially owned by Sumitovant, subject to specified conditions and limitations. In addition, the Company agreed to periodically provide Sumitovant (i) certain financial statements, projections, capitalization summaries and other information and (ii) access to the Company’s books, records, facilities and employees during the Company’s normal business hours as Sumitovant may reasonably request, subject to specified limitations.
The Investor Rights Agreement also contains certain protections for the Company’s minority shareholders for so long as Sumitomo Pharma or certain of its affiliates beneficially owns more than 50% of the Company’s common shares. These protections include: (i) a requirement that Sumitovant vote its shares for the election of independent directors in accordance with the recommendation of the Company’s board of directors (the “board”) or in the same proportion as the shareholders not affiliated with Sumitovant vote their shares; (ii) a requirement that the audit committee of the Company’s board be composed solely of three independent directors; (iii) a requirement that any transaction proposed by Sumitomo Pharma or certain of its affiliates that would increase Sumitomo Pharma’s beneficial ownership to over 60% of the outstanding voting power of the Company must be approved by the Company’s audit committee (if occurring prior to December 27, 2022), and be conditioned on the approval of shareholders not affiliated with Sumitovant approving the transaction by a majority of the common shares held by such shareholders; and a requirement that any related person transactions between Sumitomo Pharma or certain of its affiliates and the Company must be approved by the Company’s audit committee.
Pursuant to the Investor Rights Agreement, the Company also agreed that at all times that Sumitomo Pharma beneficially owns more than 50% of the Company’s common shares, Sumitomo Pharma, by purchasing common shares in the open market or from the Company in certain specified circumstances, will have the right to maintain its percentage ownership in the Company’s common shares in the event of a financing event or acquisition event conducted by the Company, or specified other events, subject to specific conditions.
(B) Sumitovant
On May 18, 2020, the Company and Sumitovant entered into a consulting agreement, as amended on November 9, 2020, pursuant to which Sumitovant provided consulting services to the Company and its subsidiaries to support commercial planning, commercial launch, and implementation activities. Adele Gulfo, Sumitovant’s Chief Business and Commercial Development Officer and a member of the Company’s board of directors, provided services to the Company on behalf of Sumitovant under this agreement. The term of the consulting agreement with Sumitovant expired on March 31, 2021. For the year ended March 31, 2021, the Company incurred $0.8 million of expense under this consulting agreement, which is included in SG&A expenses in the accompanying consolidated statements of operations.
In addition, for the year ended March 31, 2021, the Company agreed to reimburse Sumitovant for certain other third-party pass-through expenses that it incurred on behalf of the Company. These expenses, totaling $0.7 million, are included in SG&A expense in the accompanying consolidated statements of operations. The Company reimbursed Sumitovant less than $0.1 million of third-party pass-through expenses that it incurred on behalf of the Company for the year ended March 31, 2022.
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

As consideration for the services, MSG has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion to manage payments for rebates, chargebacks and similar fees. For the years ended March 31, 2022, and 2021, the Company incurred $4.8 million and $3.8 million, respectively, under this agreement (inclusive of third-party pass-through costs billed to the Company) of which $4.8 million and $3.7 million, are included in SG&A expenses, in the accompanying consolidated statements of operations, and $0.1 million of expenses are included in R&D expenses for the year ended March 31, 2021. There were no expenses included in R&D expenses for the year ended March 31, 2022.
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
(D) Amended and Restated Bye-Laws
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
Note 7—Extinguishment of Debt
On December 27, 2019, the Company and one of its subsidiaries, MSG, entered into the Sumitomo Pharma Loan Agreement, which is further discussed in Note 6(A). On December 30, 2019, the Company borrowed an initial amount of $113.7 million under the Sumitomo Pharma Loan Agreement, the proceeds of which were used to repay all outstanding obligations to NovaQuest and Hercules and to satisfy certain other fees and expenses, including:
•Repayment of all of the Company’s then outstanding obligations to NovaQuest under the NovaQuest Securities Purchase Agreement, including $60.0 million of principal repayment of the notes, accrued and unpaid interest of $7.6 million, and an early redemption fee of $2.4 million.
•Repayment of all of the Company’s then outstanding obligations to Hercules under the Hercules Loan Agreement, including $40.0 million of principal repayment of the Term Loans, accrued and unpaid interest of $0.3 million, a prepayment penalty of $0.4 million, and an end of term charge of $2.6 million.
The repayments resulted in a loss on extinguishment of debt of $4.9 million, which is included under the caption loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended March 31, 2020. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the debt and the amounts paid to retire the debt.

Note 8—Income Taxes
The income (loss) before income taxes and the related tax expense are as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020
(Loss) income before income taxes:
United States	$45,446	$(40,663)	$(29,509)
Switzerland	(237,903)	(201,673)	(239,666)
Bermuda	(8,415)	(12,310)	(19,054)
Other(1)	(61)	(152)	1
Total loss before income taxes	$(200,933)	$(254,798)	$(288,228)

Current taxes:
United States	$5,048	$335	$758
Switzerland	—	—	—
Bermuda	—	1	—
Other(1)	—	—	3
Total current tax expense	5,048	336	761
Deferred taxes:
United States	—	—	—
Switzerland	—	—	—
Bermuda	—	—	—
Other(1)	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$5,048	$336	$761
(1) Primarily Ireland and United Kingdom activity.
A reconciliation of income tax expense computed at the Bermuda statutory rate to income tax expense reflected in the consolidated statements of operations is as follows (dollars in thousands):

	Year Ended March 31,
	2022		2021		2020
Income tax expense at Bermuda statutory rate	$—	—%	$—	—%	$—	—%
Foreign rate differential(1)	(25,720)	12.80%	(37,622)	14.77%	(40,056)	13.90%
Impact of changes in enacted income tax rates	—	—%	—	—%	(27,150)	9.42%
Currency remeasurement effects on Swiss deferred tax assets	(3,045)	1.52%	(13,742)	5.39%	—	—%
Officer’s non-deductible share-based compensation	—	—%	9,590	(3.76)%	—	—%
R&D tax credits	(2,819)	1.40%	(3,771)	1.48%	(1,208)	0.42%
Share-based compensation deferral adjustment	—	—%	(4,364)	1.71%	4,089	(1.42)%
Valuation allowance	36,331	(18.08)%	50,333	(19.75)%	65,193	(22.62)%
Other	301	(0.15)%	(88)	0.03%	(107)	0.04%
Total income tax expense	$5,048	(2.51)%	$336	(0.13)%	$761	(0.26)%
(1) Primarily related to current tax on United States operations including permanent differences as well as operations in Switzerland and the United Kingdom at rates different than the Bermuda rate.

The Company’s effective tax rate for the years ended March 31, 2022, 2021, and 2020 was (2.51)%, (0.13)%, and (0.26)%, respectively, and is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets and liabilities as of March 31, 2022 and 2021 are as follows (in thousands):

	March 31,
	2022	2021
Deferred tax assets:
Research tax credits	$7,345	$9,967
Net operating losses	135,916	119,701
Share-based compensation	11,418	12,649
Intangibles	79,231	58,830
Lease liability	2,009	2,317
Other	10,536	7,080
Subtotal	246,455	210,544
Valuation allowance	(244,188)	(207,858)
Deferred tax assets, net of valuation allowance	2,267	2,686
Deferred tax liabilities:
Depreciation	(526)	(651)
Right-of-use assets	(1,741)	(2,035)
Net deferred tax assets	$—	$—

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence, which is difficult to overcome, the Company has recorded a valuation allowance of $244.2 million and $207.9 million as of March 31, 2022 and 2021, respectively, representing the portion of the deferred tax asset that is not more likely than not to be realized. During the year ended March 31, 2022, the total change in the valuation allowance was $36.3 million, which was primarily related to certain tax attributes and intangibles. The amount of the deferred tax asset considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
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
As of March 31, 2022, the Company’s net operating losses in Switzerland, United Kingdom and Ireland, were $987.1 million, $39.9 million, and $0.1 million, respectively. The Switzerland net operating losses will begin to expire on March 31, 2025. The net operating losses in the United Kingdom and Ireland can be carried forward indefinitely with annual usage limitations where applicable. As of March 31, 2022, the Company has R&D credit carryforwards in the United States in the amount of $5.9 million which will begin to expire on March 31, 2039 and in California in the amount of $6.1 million which can be carried forward indefinitely.
The U.S. tax attributes may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experiences one or more ownership changes, which would limit the amount of the tax attributes that can be utilized to offset future taxable income. In general, an ownership change as defined by Section 382, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period. If a change in ownership occurs in the future, the R&D credit carryforwards could be eliminated or restricted. The Company experienced an ownership change for the purposes of Section 382 and 383 of the Code in December 2019 as a result of the Sumitomo-Roivant Transaction (see Note 6(A)). Due to

the existence of the valuation allowance, limitations created by ownership changes, if any, does not materially impact the Company’s effective tax rate.
The Company files income tax returns in the United Kingdom, Switzerland, Ireland, and the United States federal and certain state and local jurisdictions. The Company is subject to U.S. federal and state tax examinations for tax years ended March 31, 2019 and forward, and is subject to tax examinations in non- U.S. jurisdictions for tax years ended March 31, 2018 and forward. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statute of limitations expire.
Activity related to unrecognized tax benefits for the years ended March 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020
Beginning of period balance	$4,404	$3,177	$—
Gross increases — prior period tax positions	—	—	2,067
Gross decreases — prior period tax positions	(235)	(128)	—
Gross increases — current period tax positions	1,050	1,355	1,110
End of period balance	$5,219	$4,404	$3,177

The Company’s unrecognized tax benefits increased by $0.8 million and $1.2 million for the tax years ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had unrecognized tax benefits of $5.2 million that if recognized would have an immaterial effect on the Company’s effective tax rate. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not materially impact the effective tax rate.
It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense and include accrued interest and penalties with the related income tax liability in its consolidated balance sheets. There were no interest and penalties for the years ended March 31, 2022, 2021, and 2020. As of March 31, 2022 and 2021, the Company had no accrued interest and penalties related to uncertain tax positions.
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
As of March 31, 2022, the Company has deferred $0.9 million of employer payroll taxes, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. As of March 31, 2021, the Company had deferred $1.8 million of employer payroll taxes, of which $0.9 million was included in accrued expenses and other current liabilities and $0.9 million was included in other liabilities on the consolidated balance sheet.
Note 9—Shareholders’ Deficit
(A) Overview
The Company’s Memorandum of Association, filed on February 2, 2016 in Bermuda, authorized the creation of one class of shares. As of March 31, 2022, the Company had 564,111,242 shares authorized with a par value of $0.000017727 per share.
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

The Company’s former majority shareholder, Roivant, purchased 2,424,242 of the Company’s common shares in the Company’s June 4, 2019 underwritten public equity offering at the same price offered to the public of $8.25 per common share, for a total purchase price of $20.0 million.
(C) At-the-Market Equity Offering Program
In April 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), to sell its common shares having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” equity offering program under which Cowen acted as the Company’s agent. During the year ended March 31, 2020, the Company issued and sold 106,494 of its common shares under the Sales Agreement. The common shares were sold at a weighted-average price of $24.65 per common share for aggregate net proceeds to the Company of approximately $2.5 million after deducting underwriting commissions and offering costs paid by the Company. No shares were sold under the Sales Agreement during the year ended March 31, 2021. The “at-the-market” equity offering program expired in March 2021.
(D) Warrants
As of March 31, 2022 and 2021, warrants exercisable for an aggregate of 49,800 of the Company’s common shares (exercise price of $15.06 per common share) and warrants exercisable for an aggregate of 23,910 of the Company’s common shares (exercise price of $18.82 per common share), were outstanding and exercisable. The warrants may be exercised on a cashless basis through October 2024 and March 2025, respectively.
Note 10—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2020 Inducement Plan and the Myovant Sciences Ltd. 2016 Equity Incentive Plan (collectively, the “Equity Plans”).
(A) 2020 Inducement Plan
In November 2020, the compensation committee of the Company’s board of directors adopted the Myovant Sciences Ltd. 2020 Inducement Plan (the “2020 Inducement Plan”), which, subject to the adjustment provisions thereof, reserved 1.0 million shares of the Company’s common shares for issuance. The 2020 Inducement Plan was adopted without shareholder approval pursuant to the Listed Company Manual Rule 303A.08 (“Rule 303A.08”) of the New York Stock Exchange (the “NYSE”). The 2020 Inducement Plan provides for the grant of restricted stock units and non-qualified stock options, and contains terms and conditions intended to comply with the inducement award exception under the NYSE rules. In accordance with Rule 303A.08, awards under the 2020 Inducement Plan may only be made to individuals not previously employees of the Company, or being rehired following a bona fide period of interruption of employment, as an inducement material to such individuals’ entering into employment with the Company. An award is a right to receive the Company’s common shares pursuant to the 2020 Inducement Plan pursuant to a restricted stock unit award or a non-qualified stock option award. On March 22, 2022, the compensation committee of the Company’s board of directors adopted the first amendment to the 2020 Inducement Plan, which, subject to the adjustment provisions thereof, increased the authorized shares of the Company’s common shares for issuance from 1.0 million to 2.0 million under the 2020 Inducement Plan. All of the other terms of the 2020 Inducement Plan remained the same. As of March 31, 2022, there were 1.0 million common shares available for future issuance under the 2020 Inducement Plan.
(B) 2016 Equity Incentive Plan
In June 2016, the Company adopted its 2016 Equity Incentive Plan, as amended (the “2016 Plan”), under which 4.5 million common shares were originally reserved for issuance. Pursuant to the “evergreen” provision contained in the 2016 Plan, the number of common shares reserved for issuance under the 2016 Plan automatically increases on April 1 of each year, commencing on (and including) April 1, 2017 and ending on (and including) April 1, 2026, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on March 31 of the preceding fiscal year, or a lesser number of shares as determined by the Company’s board of directors. On April 1, 2021, the number of common shares authorized for issuance under the 2016 Plan increased automatically by 3.6 million shares in accordance with the evergreen provision. As of March 31, 2022, a total of 2.6 million common shares were available for future issuance under the 2016 Plan.
The Company’s employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2016 Plan.
(C) Stock Option Repricing
On August 26, 2019 (the “repricing date”), the Company’s board of directors approved a stock option repricing program (the “repricing”) whereby certain previously granted and still outstanding vested and unvested stock options held by current employees and certain executives were repriced on a one-for-one basis to $7.78 per share, which represented the closing market price of the Company’s common shares on the repricing date. To be eligible to participate in the stock option repricing program, 735,428 vested stock options to certain executives as of the repricing date were subject to a one-year exercise restriction period beginning from the repricing date. No other terms of the repriced stock options were modified, and the repriced stock options retained their original vesting schedules and expiration dates. As a result of the repricing, 5,095,013 vested and unvested stock options outstanding on the repricing date with original exercise prices ranging from $8.82 to $24.44, and a median exercise price of $17.28 per share, were repriced under this program. The repricing resulted in one-time incremental stock-based compensation expense of $9.2 million, which is being recognized over the remaining term of the repriced stock options.
(D) Stock Options
Each non-qualified stock option has an exercise price equal to the fair market value of the Company’s common shares on the date of grant. Stock options granted to employees generally vest over a four-year period. One fourth of the shares subject to such stock options vest on the first anniversary of the grant date, with the balance of the shares vesting in twelve equal quarterly installments thereafter. Initial stock options granted to non-executive members of the Company’s board of directors vest over a three-year period. One third of the shares subject to such stock options vest on the first anniversary of the grant date, with the balance of the shares vesting in eight equal quarterly installments thereafter. The vesting of stock options is subject to in each case to continued service through each of the vesting dates.
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
Activity for stock options for the year ended March 31, 2022 is included in the following table:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2021	8,293,331	$9.90	6.48	$90,699
Granted	1,178,625	$18.93
Exercised	(2,513,887)	$9.80
Forfeited	(827,389)	$17.07
Options outstanding at March 31, 2022	6,130,680	$10.71	6.98	$26,467
Options vested and expected to vest at March 31, 2022	6,130,680	$10.71	6.98	$26,467
Options exercisable at March 31, 2022	3,754,020	$8.41	6.08	$20,978
The aggregate intrinsic value of stock options is calculated as the pre-tax difference between the weighted-average exercise price of the stock options and the closing price per share of the Company’s common shares of $13.32 and $20.58 on March 31, 2022 and 2021, respectively. The calculation excludes any stock options with an exercise price higher than the closing price of the Company’s common shares.
As of March 31, 2022, 2021, and 2020, there were 3,754,020, 5,219,403, and 3,009,080 vested stock options outstanding, respectively.

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model applying the weighted average assumptions in the following table:

	Year Ended March 31,
	2022	2021	2020
Expected common share price volatility	71.9%	75.7%	69.5%
Expected risk free interest rate	1.03%	0.47%	2.05%
Expected term, in years	6.2	6.21	6.17
Expected dividend yield	—%	—%	—%
Additional information regarding stock options is set forth below (in thousands, except per share data).

	Year Ended March 31,
	2022	2021	2020
Intrinsic value of options exercised	$23,305	$12,154	$1,036
Grant date fair value of options vested	$37,326	$19,923	$2,112
Weighted-average grant date fair value per share of options granted	$12.12	$7.22	$11.54
(E) Restricted Stock Awards and Restricted Stock Units
Restricted stock units (“RSU”) and Restricted Stock Awards (“RSA”) are share awards that, upon vesting, will deliver to the holder shares of the Company’s common shares. RSUs generally vest over a four-year period. Activity for RSUs for the year ended March 31, 2022 is included in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at March 31, 2021	3,194,562	$12.68
Granted	3,376,403	$18.21
Vested	(1,220,572)	$11.92
Forfeited	(964,426)	$15.17
Unvested balance at March 31, 2022	4,385,967	$16.60
The total fair value of RSUs vested during the years ended March 31, 2022, 2021, and 2020 was $14.5 million, $3.3 million and $0.2 million, respectively. The total fair value of RSAs vested during the years ended March 31, 2021 and 2020 was $8.4 million and $1.4 million, respectively. No RSAs vested during the year ended March 31, 2022.
(F) Performance Share Units
Activity for performance share units (“PSU”) for the year ended March 31, 2022 is included in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at March 31, 2021	376,673	$7.99
Granted	—	$—
Vested	(123,118)	$7.87
Forfeited	(106,903)	$8.08
Unvested balance at March 31, 2022	146,652	$8.04
The vesting of PSUs requires that certain performance conditions are achieved during the performance period and is subject to the employee’s continued service requirements. The total fair value of PSUs vested during the years ended March 31, 2022, 2021, and 2020 was $1.0 million, $3.6 million, and $0.8 million, respectively.

(G) Share-Based Compensation
Share-based compensation was as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020
Share-based compensation recognized as:
SG&A expense	$22,918	$39,627	$25,727
R&D expense	16,010	14,049	14,524
Total	$38,928	$53,676	$40,251
Share-based compensation capitalized to inventories was not material during the year ended March 31, 2022. There was no share-based compensation capitalized to inventories for the years ended March 31, 2021 and 2020.
Total unrecognized share-based compensation was approximately $83.0 million as of March 31, 2022 and is expected to be recognized over a weighted-average period of approximately 2.8 years.
Share based compensation included in SG&A for the year ended March 31, 2022 includes $1.7 million related to the settlement and remeasurement of the Company’s former Principal Executive Officer’s equity awards (see Note 10(H)) and $1.3 million of expense related to the accelerated vesting and modification of the post-termination exercise period of the Company’s former Principal Financial Accounting Officer’s equity awards (see Note 10(I)).
Share-based compensation included in SG&A expense for the year ended March 31, 2021 includes $25.7 million of incremental expense as a result of the separation of the Company’s former Principal Executive Officer (see Note 10(H)).
Share-based compensation included in SG&A and R&D expense for the year ended March 31, 2020 includes $10.2 million and $1.8 million, respectively, related to the accelerated vesting of certain share-based payment awards as a result of the change in control of the Company described in Note 6(A).
(H) Separation Agreement with Former Principal Executive Officer
In January 2021, the Company entered into a Separation and General Release Agreement with its former Principal Executive Officer. Pursuant to the terms of this agreement, all of the former Principal Executive Officer’s then outstanding and unvested equity awards became fully vested. In addition, the post-termination period during which the former Principal Executive Officer could exercise her outstanding stock options was extended to 12 months. The former Principal Executive Officer granted Sumitovant or any Sumitovant affiliate a right of first refusal to purchase her common shares of the Company under certain circumstances and provide the Company and its affiliates a general release of claims.
As a result of the repurchase feature described above, the outstanding awards were reclassified from additional paid-in capital to current liabilities. The share-based compensation liabilities were remeasured at fair value each reporting period end, with the change in fair value recorded as share-based compensation within SG&A expense until the stock options were exercised and the common shares sold to Sumitovant, to the market, or otherwise settled, or the former Principal Executive Officer held the common shares for a period of at least six months. As of March 31, 2021, $21.6 million is included in share-based compensation liabilities on the consolidated balance sheet. The former Principal Executive Officer’s outstanding stock options were exercisable through January 11, 2022. On January 11, 2022, 331,265 stock options were canceled and the remaining share-based compensation liability was reclassified to additional paid-in capital.
(I) Separation Agreement with Former Principal Financial and Accounting Officer
In August 2021, the Company entered into a Separation Agreement and General Release with its former Principal Financial and Accounting Officer. Pursuant to the terms of this agreement, 25% of the former Principal Financial and Accounting Officer’s then outstanding and unvested equity awards became fully vested. In addition, the post-termination period during which he could exercise his outstanding stock options was extended to six months.
Note 11—Defined Contribution Plan
The Company sponsors a defined contribution plan pursuant to Section 401(k) of the U.S. Internal Revenue Code that allows eligible participating employees to contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the Internal Revenue Code. Beginning in February 2020, the Company implemented a discretionary employer matching contribution of $0.50 for every $1.00 contributed by a participating employee up to 6% of the employee’s eligible compensation, which such matching contributions becoming fully vested immediately. For the years ended March 31, 2022,

2021, and 2020, the Company recorded total expense for matching contributions of $3.0 million, $1.6 million, and $0.2 million, respectively.
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
In June 2020, the Company entered into an agreement to lease fleet vehicles along with certain services whereby the Company leases vehicles to be delivered by the lessor from time to time with various monthly costs depending on the vehicles delivered for a term of one year, commencing on each corresponding delivery date. The Company maintains a letter of credit of $1.2 million as collateral in favor of the lessor. The Company recognizes vehicle lease payments as expense in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments are recognized as they occur in the consolidated statements of operations.
The Company has no other significant operating, financing, or short-term leases.
The Company recognizes rent expense on a straight-line basis over the non-cancelable term of its operating leases. The components of operating lease and short-term lease expenses were as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020
Operating lease cost	$2,914	$2,914	$2,496
Short-term lease cost	1,710	5	—
Variable lease cost (1)	1,171	538	225
Total operating lease cost	$5,795	$3,457	$2,721
(1) Variable lease cost includes common area maintenance and utilities costs that are not included in operating lease liabilities and are expensed as incurred, and maintenance and one-time charges related to the short-term leases.
Certain information related to the Company’s operating lease right-of-use assets and operating lease liabilities was as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020
Cash paid for operating lease liabilities	$3,028	$2,939	$2,289
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$12,237
As of March 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 3.8 years and a weighted average discount rate of 12.3%.

As of March 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Years Ended March 31,
2023	$3,127
2024	3,053
2025	2,409
2026	2,482
Thereafter	416
Total lease payments	11,487
Less imputed interest (1)	(2,298)
Present value of future minimum lease payments	9,189
Less operating lease liability, current portion	(2,148)
Operating lease liability, long-term portion	$7,041
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
Note 13—Collaboration and License Agreements
(A) Richter Development and Commercialization Agreement
On March 30, 2020, one of the Company’s subsidiaries, MSG, entered into an exclusive license agreement with Richter for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the terms of the Richter Development and Commercialization Agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, is eligible to receive up to $40.0 million in regulatory milestone payments (of which $25.0 million has been received), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval.
Under the terms of the Richter Development and Commercialization Agreement, the Company continues to lead global development of relugolix combination tablet. The Company also agreed to assist Richter in transferring manufacturing technology from the Company’s CMOs to Richter to enable Richter to manufacture relugolix combination tablet. The Company agreed to supply Richter with quantities of relugolix combination tablet for its territories pursuant to the Company’s agreements with its CMOs. Richter is responsible for local clinical development, manufacturing, and all commercialization activities for its territories. The Company has also granted Richter an option to collaborate with the Company on relugolix combination tablet for future indications in women’s health other than fertility.
The Company determined that the transaction price under the Richter Development and Commercialization Agreement totaled $50.0 million, consisting of the upfront payment of $40.0 million received on March 31, 2020 and a $10.0 million regulatory milestone payment received in April 2020. No other regulatory milestones, sales-related milestones, or royalties on net sales following regulatory approval were included in the transaction price given the substantial uncertainty related to their achievement. The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606. The Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination tablet, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination tablet. In evaluating the appropriate measure for the Company’s performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are delivered to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. Based upon the Company’s assessment of its progress toward delivering relugolix combination tablet clinical and regulatory data packages to Richter, the Company concluded that as of March 31, 2021, it had satisfied approximately two-thirds of the combined performance obligation and recognized $33.3 million of the transaction price as Richter license and milestone revenue during the year ended March 31, 2021. The Company recognized the remaining $16.7 million of the transaction price as Richter license and milestone revenue during the year ended March 31, 2022, as the Company completed delivery of the remaining substantive relugolix combination tablet data packages to Richter. There was no such revenue recognized in the year ended March 31, 2020.
On July 16, 2021, the EC approved RYEQO as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. This approval triggered a $15.0 million regulatory milestone payment from Richter, which the Company recorded as Richter license and milestone revenue during the year ended March 31, 2022.
The term of the Richter Development and Commercialization Agreement shall expire on a country-by-country basis upon expiry of the Royalty Term (as defined in the Richter Development and Commercialization Agreement) for the respective product in a country in the Richter Territory. The Richter Development and Commercialization Agreement may be terminated in its entirety or on a country-by-country basis by mutual consent of the parties, or by either party for the uncured material breach of the other party, for bankruptcy of the other party, and for certain other reasons in accordance with the terms of the Richter Development and Commercialization Agreement.
(B) Pfizer Collaboration and License Agreement
On December 26, 2020, one of the Company’s subsidiaries, MSG, and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which the Company and Pfizer collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). Pfizer notified the Company on October 22, 2021 of its decision to decline this option.
In the Co-Promotion Territory, the Company and Pfizer equally share profits and certain expenses, including certain pre-launch inventory costs incurred by the Company prior to the effective date of the Pfizer Collaboration and License Agreement (the “Allowable Expenses”). The Company remains responsible for regulatory interactions and drug supply and continues to lead clinical development for MYFEMBREE in the women’s health indications, while development for ORGOVYX is shared equally among the parties.
In the U.S., the Company is the principal on all sales transactions with third parties and recognizes 100% of product sales to third parties as revenue from contracts with customers. The Company concluded that based on the principal versus agent guidance in ASC 606, it has primary responsibility for fulfilling customer orders, controls inventory before it is sold to third party customers, assumes the risk of inventory loss, and maintains discretion in establishing product price.
Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company received an upfront payment of $650.0 million in December 2020, and is eligible to receive up to $3.8 billion of milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for MYFEMBREE in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. In July 2021, the Company received a $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021.
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
The Company assessed the Pfizer Collaboration and License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the scope of ASC 808: active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Although the Company is lead party and will perform many activities, both development and commercialization responsibilities are assigned between parties and both parties participate on joint steering and other committees overseeing the collaboration activities. Both parties are exposed to significant risks and rewards based on the economic outcomes of the collaboration through cost sharing and profit (loss) sharing provisions. Net payments to/from Pfizer for Pfizer’s share of the net profits and Allowable Expenses will be disaggregated and presented in the Company’s consolidated statements of operations according to the nature of the expense (e.g., collaboration expense, R&D expenses, or SG&A expenses).
As discussed above, the Company received a $650.0 million upfront payment from Pfizer in December 30, 2020, of which $150.0 million is Pfizer’s advanced reimbursement for Pfizer’s share of Allowable Expenses (up to $100.0 million for calendar year 2021 and up to $50.0 million for calendar year 2022). The Company concluded that the prepayment by Pfizer of its share of Allowable Expenses represents a significant financing component since the Company received the cash flows at the outset of the arrangement, rather than over a two-year period. Accordingly, the Company reduced the amount of the advanced reimbursement by approximately $3.6 million, representing the implied financing costs based on the Company’s incremental borrowing rate that was derived based on the Sumitomo Pharma Loan Agreement, and recorded the discounted value of $146.4 million on the consolidated balance sheet as a deposit liability (cost share advance from Pfizer) as of the transaction date, split between a current and a non-current portion, based on the expected timing of Allowable Expenses subject to cost share. The financing component has been and will continue to be accreted to interest expense utilizing a method that approximates the effective yield method over the period in which the cost share advance is expected to be used. The remainder of the upfront payment was recorded as deferred revenue and has been and will continue to be recognized as Pfizer collaboration revenue on a straight-line basis over the estimated term of the agreement of six years, which was estimated by the Company based upon the terms of the Pfizer Collaboration and License Agreement, including the termination provisions contained therein. The Company determined straight-line amortization to be appropriate because the upfront payment represents payment for Pfizer’s right to participate in the collaboration activities, including both commercialization and development activities, which are expected to be realized evenly over this period.
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
The amount due to Pfizer as of March 31, 2022 was approximately $32.6 million and consisted of $14.1 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $18.5 million for 50% of Pfizer’s reimbursement of Allowable Expenses. 100% of all expenses related to Pfizer under the Pfizer Collaboration and License Agreement are initially expensed and then the full pool of expenses incurred by both the Company and Pfizer are reduced through application of the cost sharing allowance.
The amounts due to Pfizer as of March 31, 2021 was approximately $1.9 million and consisted of $1.8 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX in the U.S. and approximately $0.1 million of Pfizer’s reimbursement of Allowable Expenses.
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
The following table presents changes in the Company’s contract liabilities during the years ended March 31, 2022 and 2021 (in thousands):

	Balance at March 31, 2021	Additions	Imputed Interest	Deductions	Balance at March 31, 2022
Contract liabilities:
Deferred revenue(1)	$497,933	$100,000	$—	$(121,663)	$476,270
Cost share advance from Pfizer(2)	$121,862	$—	$2,413	$(90,457)	$33,818

	Balance at March 31, 2020	Additions	Imputed Interest	Deductions	Balance at March 31, 2021
Contract liabilities:
Deferred revenue(1)	$40,000	$513,620	$—	$(55,687)	$497,933
Cost share advance from Pfizer(2)	$—	$146,384	$635	$(25,157)	$121,862

(1) Includes $100.6 million and $375.7 million presented as current and non-current, respectively, on the consolidated balance sheet as of March 31, 2022. Includes $100.6 million and $397.4 million presented as current and non-current, respectively, on the consolidated balance sheet as of March 31, 2021.
(2) Includes $33.8 million presented as current on the consolidated balance sheet as of March 31, 2022. Includes $92.4 million and $29.4 million presented as current and non-current, respectively, on the consolidated balance sheet as of March 31, 2021.
The Company had no contract assets as of March 31, 2022 and 2021.
During the year ended March 31, 2022, deferred revenue decreased by $21.7 million. The net decrease was the result of the recognition of $105.0 million of Pfizer collaboration revenue and $16.7 million of Richter license and milestone revenue, partially offset by a $100.0 million regulatory milestone from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021.
During the year ended March 31, 2021, deferred revenue increased by $457.9 million. The increase was the net result of a $503.6 million upfront payment received from Pfizer and a $10.0 million regulatory milestone payment received from Richter, partially offset by the recognition of $33.3 million of license and milestone revenue related to the Richter Development and Commercialization Agreement and the recognition of $22.4 million of collaboration revenue related to the Pfizer Collaboration and License Agreement.
During the year ended March 31, 2022, cost share advance from Pfizer decreased by $88.0 million. The decrease was the net result of the application of 100% of shared Allowable Expenses incurred by the Company and 50% of reimbursement of Allowable Expenses incurred by Pfizer of approximately $90.4 million (consisting of $30.7 million and $59.7 million in reductions to R&D expenses and SG&A expenses, respectively), partially offset by accretion of the implied financing component of $2.4 million.
During the year ended March 31, 2021, cost share advance from Pfizer increased by $121.9 million. The increase was the net result of the cost share advance of $150.0 million (discounted to a present value of $146.4 million) received from Pfizer, partially offset by the application of 100% shared Allowable Expenses incurred by the Company and 50% of reimbursement of Allowable Expenses incurred by Pfizer of $25.2 million (consisting of $14.1 million and $11.1 million in reductions to R&D expenses and SG&A expenses, respectively), and the accretion of the implied financing component of $0.6 million.
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
(C) Indemnification Agreements
The Company has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification liability is unlimited; however, the Company holds directors’ and officers’ liability insurance which limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. In the normal course of business, the Company also enters into contracts and agreements with service providers and other parties with which it conducts business that contain indemnification provisions pursuant to which the Company has agreed to indemnify the party against certain types of third-party claims. The Company has agreed to indemnify Sumitomo Pharma against certain losses, claims, liabilities and related expenses incurred by Sumitomo Pharma, subject to the terms of the Sumitomo Pharma Loan Agreement and the Investor Rights Agreement. The Company has also agreed to indemnify Sunovion against certain losses, claims, liabilities and related expenses incurred by Sunovion, subject to the terms of the Market Access Services Agreement, as amended. The Company has not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related accruals have been established.
(D) Takeda Agreements
On April 29, 2016, Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. Pursuant to the license agreement (the “Takeda License Agreement”), Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of certain relugolix products, a low single-digit royalty on net sales of certain other relugolix products, and a high single-digit royalty on net sales of MVT-602 products in the Company’s territory, all subject to certain agreed reductions. For the years ended March 31, 2022 and 2021, the Company recorded royalty expense to Takeda of $6.9 million and $0.3 million, respectively, which is included in cost of product revenue on the consolidated statements of operations. No amounts were recorded in the year ended March 31, 2020. As of March 31, 2022 and 2021, the Company recorded royalties payable to Takeda of $2.5 million and $0.3 million, respectively, which are included in the accrued expenses and other current liabilities on the consolidated balance sheets. Takeda will pay the Company a high single-digit royalty on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones.
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
Note 15—Subsequent Event
On May 5, 2022, one of the Company’s subsidiaries, MSG, entered into an exclusive license agreement (the “Accord License Agreement”) with Accord Healthcare, Ltd. (“Accord”) and Intas Pharmaceuticals, Ltd., parent entity of Accord, for Accord to commercialize relugolix for the treatment of advanced hormone-sensitive prostate cancer under the trade name ORGOVYX® (relugolix 120 mg) in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if the Company decides to enter into licensing arrangements in countries in the Middle East, Africa, and India.
Under the terms of the Accord License Agreement, the Company is entitled to receive an upfront payment of $50.0 million, which it expects to receive in the three months ending June 30, 2022. The Company is also eligible to receive up to $90.5 million in commercial launch, sales-based, and other milestones, as well as tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s territories.
Under the terms of the Accord License Agreement, the Company retains all rights to relugolix in the U.S. with its collaboration partner, Pfizer, as well as rights to relugolix in other therapeutic areas outside of prostate cancer, uterine fibroids, and endometriosis in Europe. The Company will continue to lead the global development of relugolix and provide initial product supply to Accord. Accord will be responsible for certain local clinical development and all commercialization for its territories, and has the option to manufacture relugolix in the future.
The term of the Accord License Agreement shall expire on a country-by-country basis upon expiry of the Royalty Term (as defined in the Accord License Agreement). The Accord License Agreement may be terminated in its entirety or on a country-by-country basis by either party for the uncured material breach or bankruptcy of the other party, and for certain other reasons in accordance with the terms of the Accord License Agreement.
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
(2) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Myovant Sciences, Ltd. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on its assessment, our management, including our principal executive officer and principal financial officer, has concluded that, as of March 31, 2022, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of March 31, 2022, as stated in their attestation report which is included herein.
(3) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2022, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III.
We intend to file a definitive proxy statement for our 2022 Annual General Meeting of Shareholders (“2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after March 31, 2022. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in our 2022 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm, Appointment of Auditor for Statutory Purposes and Authorization for the Board to Set Auditor Remuneration” and is incorporated herein by reference.
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

(3) Exhibits.
Exhibit Index

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Fifth Amended and Restated Bye-Laws.	10-Q	001-37929	3.3	02/10/2020
4.1		Description of Common Shares.	10-K	001-37929	4.1	05/18/2020
4.2		See Exhibits 3.1 - 3.3.
10.1		Letter Agreement, dated October 31, 2019, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd.	10-Q	001-37929	10.1	02/10/2020
10.2		Loan Agreement, dated as of December 27, 2019, by and among Sumitomo Dainippon Pharma Co., Ltd., as the Lender, the Registrant, as the Parent, and Myovant Sciences GmbH, as the Borrower.	10-Q	001-37929	10.2	02/10/2020
10.3		Investor Rights Agreement, dated as of December 27, 2019, by and among the Registrant, Sumitovant Biopharma Ltd. and Sumitomo Dainippon Pharma Co., Ltd.	10-Q	001-37929	10.3	02/10/2020
10.4	*	License Agreement, dated April 29, 2016, by and between the Registrant and Takeda Pharmaceuticals International AG and Amendment No. 1 dated August 30, 2016.	10-K	001-37929	10.4	05/18/2020
10.5	*	Amendment No. 2 to License Agreement, effective as of November 19, 2019, by and between the Registrant and Takeda Pharmaceuticals International AG.	10-K	001-37929	10.5	05/18/2020
10.6	*	Amendment No. 3 to License Agreement, effective as of December 15, 2020, by and between the Registrant and Takeda Pharmaceuticals International AG.	10-Q	001-37929	10.2	02/11/2021
10.7	†*	Amendment No. 4 to License Agreement, dated March 24, 2022, by and between the Registrant and Takeda Pharmaceuticals International AG.
10.8	*	Agreement for the Manufacture and Supply of Clinical Trial Material, dated June 7, 2016, by and between the Registrant and Takeda Pharmaceuticals Company Limited, as amended.	10-K	001-37929	10.6	05/18/2020
10.9	*	Commercial Manufacturing & Supply Agreement, effective as of May 30, 2018, by and between Myovant Sciences GmbH and Takeda Pharmaceutical Company Limited.	10-K	001-37929	10.13	05/11/2021
10.10	*	Commercial Manufacturing and Supply Agreement, dated April 4, 2019, by and between Excella GmbH & Co. KG and Myovant Sciences GmbH.	10-Q	001-37929	10.2	11/12/2020
10.11	*	Market Access Services Agreement, dated as of August 1, 2020, by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH.	10-Q	001-37929	10.1	11/12/2020
10.12	*	Amendment No.1 to Market Access Services Agreement, dated as of December 14, 2020, by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH.	10-Q	001-37929	10.4	02/11/2021

10.13	*	Amendment No.2 to Market Access Services Agreement, dated as of January 25, 2021, by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH.	10-K	001-37929	10.17	05/11/2021
10.14	*	Collaboration and License Agreement, dated December 26, 2020, by and between Myovant Sciences GmbH and Pfizer Inc.	10-Q	001-37929	10.5	02/11/2021
10.15	*	Letter Agreement, dated May 4, 2021, by and between Myovant Sciences GmbH and Pfizer Inc.	10-Q	001-37929	10.2	07/28/2021
10.16	*	Letter Agreement, dated July 27, 2021, by and between Myovant Sciences GmbH and Pfizer, Inc.	10-Q	001-37929	10.3	10/26/2021
10.17	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Frank Karbe and Myovant Sciences, Inc.	10-Q	001-37929	10.2	11/08/2018
10.18	+	Separation Agreement and General Release, dated as of August 11, 2021, by and between Frank Karbe and Myovant Sciences, Inc.	10-Q	001-37929	10.2	10/26/2021
10.19	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Matt Lang and Myovant Sciences, Inc.	10-Q	001-37929	10.3	11/08/2018
10.20	+	Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Juan Camilo Arjona Ferreira, M.D. and Myovant Sciences, Inc.	10-Q	001-37929	10.4	11/08/2018
10.21	+	Employment Agreement, dated as of January 4, 2021, by and between David Marek and Myovant Sciences, Inc.	10-K	001-37929	10.25	05/11/2021
10.22	+	Employment Agreement, effective as of April 5, 2021, by and between Lauren Merendino and Myovant Sciences, Inc.	10-K	001-37929	10.27	05/11/2021
10.23	+	Employment Agreement, dated as of August 12, 2021, by and between Uneek Mehra and Myovant Sciences, Inc.	10-Q	001-37929	10.1	10/26/2021
10.24	+	Form of Indemnification Agreement with directors and executive officers.	S-1	333-213891	10.8	09/30/2016
10.25	+	2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.5	10/20/2016
10.26	+	Forms of Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.6	09/30/2016
10.27	+	Form of Amendment No.1 to the Stock Option Grant Notice and Option Agreement under 2016 Equity Incentive Plan, as amended.	10-Q	001-37929	10.1	11/12/2019
10.28	+	Form of Early Exercise Stock Purchase Agreement under 2016 Equity Incentive Plan, as amended.	S-1	333-213891	10.7	09/30/2016
10.29	+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended.	10-K	001-37929	10.30	05/24/2019
10.30	+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended (2019 U.S. Form).	10-Q	001-37929	10.2	11/12/2019
10.31	+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2016 Equity Incentive Plan, as amended (2019 Non-U.S. Form).	10-K	001-37929	10.35	05/11/2021

10.32	+	Form of Restricted Stock Award Agreement under 2016 Equity Incentive Plan, as amended.	10-K	001-37929	10.31	05/24/2019
10.33	+	2020 Inducement Plan.	10-Q	001-37929	10.5	11/12/2020
10.34	+	Amendment No.1 to 2020 Inducement Plan	8-K	001-37929	10.1	03/25/2022
10.35	+	Form of Option Grant Notice and Option Agreement under 2020 Inducement Plan.	10-Q	001-37929	10.6	11/12/2020
10.36	+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Inducement Plan (U.S. Form).	10-Q	001-37929	10.7	11/12/2020
10.37	+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Inducement Plan (Non-U.S. Form).	10-K	001-37929	10.40	05/11/2021
10.38	+	2020 Incentive Bonus Arrangements with Executive Officers.	10-Q	001-37929	Part II -Item 5	02/10/2020
10.39	+	Form of 2021 Incentive Bonus Letter with Executive Officers.	10-K	001-37929	10.42	05/11/2021
10.40	†+	Non-Executive Director Compensation Policy
21.1	†	Subsidiaries of the Registrant.
23.1	†	Consent of independent registered public accounting firm.
31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
David Marek (Principal Executive Officer and Director)
Date: May 11, 2022

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Marek and Uneek Mehra, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Myovant Sciences Ltd., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Marek	Principal Executive Officer and Director	May 11, 2022
David Marek	(Principal Executive Officer)

/s/ Uneek Mehra	Principal Financial Officer	May 11, 2022
Uneek Mehra	(Principal Financial and Accounting Officer)

/s/ Myrtle Potter	Chairman and Director	May 11, 2022
Myrtle Potter

/s/ Terrie Curran	Director	May 11, 2022
Terrie Curran

/s/ Mark Guinan	Director	May 11, 2022
Mark Guinan

/s/ Adele Gulfo	Director	May 11, 2022
Adele Gulfo

/s/ Hiroshi Nomura	Director	May 11, 2022
Hiroshi Nomura

/s/ Nancy Valente	Director	May 11, 2022
Nancy Valente