Form 10-Q
period 2022-06-30
Myovant Sciences Ltd.
filed 2022-07-27
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on July 25, 2022 was 95,928,219.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

In this Quarterly Report on Form 10-Q (“Quarterly Report”), references to “Myovant,” “the Company,” “we,” “us” and “our” refer to Myovant Sciences Ltd. and its wholly-owned subsidiaries on a consolidated basis, unless the context otherwise provides.
All brand names or trademarks appearing in this Quarterly Report are the property of their respective owners. This Quarterly Report may contain references to our proprietary intellectual property, including among others, trademarks for our products, ORGOVYX® and MYFEMBREE®. These trademarks and trade names are the property of Myovant or the property of our wholly-owned subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report may appear without the ® or other symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names.
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
•If we and our collaboration or commercialization partners are unable to effectively market and sell our drug products, the commercialization of our drug products will not be successful and our business will be harmed.
•Failure to successfully obtain coverage and reimbursement for ORGOVYX and MYFEMBREE in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
•We face substantial competition in the commercialization of our approved drug products and our operating results will suffer if we fail to compete effectively.
•If we or our collaboration or commercialization partners are found to have improperly promoted unapproved uses of our drug products, we may be subject to restrictions on the sale or marketing of our drug products and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.
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
Risks Related to Our Dependence on Third Parties
•We are dependent upon our relationships with collaboration and commercialization partners to further develop, fund, manufacture, and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration or commercialization partner terminates its collaboration or commercialization agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration or commercialization partner to perform its duties under its collaboration or commercialization agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$325,535	$406,704
Accounts receivable, net	29,648	23,296
Marketable securities	31,216	27,483
Inventories	21,222	7,584
Prepaid expenses and other current assets	18,750	22,498
Amount due from related party	458	580
Total current assets	426,829	488,145
Property and equipment, net	2,681	2,944
Operating lease right-of-use asset	7,501	7,961
Marketable securities, non-current	1,938	—
Other assets	21,181	20,961
Total assets	$460,130	$520,011
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$9,552	$12,250
Accrued expenses and other current liabilities	65,688	68,594
Deferred revenue	100,564	100,564
Amounts due to Pfizer	39,244	32,563
Cost share advance from Pfizer	8,555	33,818
Operating lease liability	2,256	2,148
Amounts due to related parties	382	393
Total current liabilities	226,241	250,330
Deferred revenue, non-current	350,565	375,706
Long-term operating lease liability	6,431	7,041
Long-term debt, less current maturities (related party)	358,700	358,700
Other liabilities	1,717	1,711
Total liabilities	943,654	993,488
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized; 95,657,032 and 94,858,446 issued and outstanding at June 30, 2022 and March 31, 2022, respectively	2	2
Additional paid-in capital	807,127	795,935
Accumulated other comprehensive loss	(17,285)	(17,285)
Accumulated deficit	(1,273,368)	(1,252,129)
Total shareholders’ deficit	(483,524)	(473,477)
Total liabilities and shareholders’ deficit	$460,130	$520,011
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,
	2022	2021
Revenues:
Product revenue, net	$41,351	$11,554
Pfizer collaboration revenue	25,141	29,509
Accord license revenue	50,000	—
Total revenues	116,492	41,063
Operating costs and expenses:
Cost of product revenue	4,915	1,032
Collaboration expense to Pfizer	18,016	5,261
Selling, general and administrative (1)	79,032	61,212
Research and development	23,890	30,880
Total operating costs and expenses	125,853	98,385
Loss from operations	(9,361)	(57,322)
Interest expense (2)	4,200	3,505
Interest income	(486)	(78)
Loss before income taxes	(13,075)	(60,749)
Income tax expense	8,164	911
Net loss and comprehensive loss	$(21,239)	$(61,660)

Net loss per common share — basic and diluted	$(0.22)	$(0.67)

Weighted average common shares outstanding — basic and diluted	95,388,294	91,637,151
(1) Includes $1,163 and $1,323 of related party expense (inclusive of third-party pass-through costs) for the three months ended June 30, 2022 and 2021, respectively (see Note 5).
(2) Includes $3,632 and $2,904 of interest expense under the Sumitomo Pharma Loan Agreement for the three months ended June 30, 2022 and 2021, respectively (see Note 5).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2022	94,858,446	$2	$795,935	$(17,285)	$(1,252,129)	$(473,477)
Share-based compensation	—	—	10,001	—	—	10,001
Issuance of shares upon exercise of stock options and release of share awards	798,586	—	1,191	—	—	1,191
Net loss	—	—	—	—	(21,239)	(21,239)
Balance at June 30, 2022	95,657,032	$2	$807,127	$(17,285)	$(1,273,368)	$(483,524)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2021	91,000,869	$2	$709,466	$(17,285)	$(1,046,148)	$(353,965)
Share-based compensation	—	—	11,262	—	—	11,262
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	1,862	—	—	1,862
Share-based compensation reclassified to current liabilities	—	—	(1,377)	—	—	(1,377)
Issuance of shares upon exercise of stock options and release of share awards	941,774	—	4,252	—	—	4,252
Net loss	—	—	—	—	(61,660)	(61,660)
Balance at June 30, 2021	91,942,643	$2	$725,465	$(17,285)	$(1,107,808)	$(399,626)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,239)	$(61,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	9,706	11,262
Depreciation	335	321
Non-cash interest expense	568	601
Amortization of operating lease right-of-use assets	460	403
Changes in operating assets and liabilities:
Accounts receivable	(6,352)	(7,038)
Inventories	(13,343)	(1,561)
Milestone receivable from Pfizer	—	(100,000)
Prepaid expenses and other current assets	3,748	(3,916)
Amount due from related party	122	—
Other assets	392	112
Accounts payable	(2,698)	(8,676)
Accrued expenses and other current liabilities	(2,906)	(1,674)
Deferred revenue	(25,141)	70,491
Amounts due to Pfizer	6,681	9,071
Cost share advance from Pfizer	(25,831)	(18,285)
Operating lease liabilities	(502)	(425)
Amounts due to related parties	(11)	(504)
Other liabilities	6	(1,699)
Net cash used in operating activities	(76,005)	(113,177)
Cash flows from investing activities:
Purchases of marketable securities	(10,171)	(78,426)
Maturities of marketable securities	4,500	4,035
Purchases of property and equipment	(72)	—
Net cash used in investing activities	(5,743)	(74,391)
Cash flows from financing activities:
Proceeds from stock option exercises	1,191	4,135
Net cash provided by financing activities	1,191	4,135
Net change in cash, cash equivalents and restricted cash	(80,557)	(183,433)
Cash, cash equivalents and restricted cash, beginning of period	416,804	677,480
Cash, cash equivalents and restricted cash, end of period	$336,247	$494,047
Supplemental Disclosures of Non-Cash Financing Information:
Change in fair value of share-based awards recorded to additional paid-in capital	$—	$1,377
Reclassification of share-based compensation liabilities to additional paid-in capital upon settlement of awards	$—	$1,862
Stock options exercised receivable, included in prepaid expenses and other current assets	$—	$117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company”) is a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, the Company has executed five successful Phase 3 clinical trials across oncology and women’s health leading to two regulatory approvals by the United States (“U.S.”) Food and Drug Administration (“FDA”): (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. In April 2022, the EC, and in June 2022, the MHRA, approved ORGOVYX (relugolix 120 mg) as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in the EU and U.K., respectively.
In September 2021, the FDA accepted for review the Company’s supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis. On May 6, 2022, the Company and Pfizer announced that the FDA extended the Prescription Drug User Fee Act (“PDUFA”) goal date for this sNDA to August 6, 2022. In June 2022, the FDA accepted for review the Company’s sNDA that proposes updates to the U.S. Prescribing Information based on the safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study (“RWS”) of MYFEMBREE in premenopausal women with heavy menstrual bleeding due to uterine fibroids for up to two years. The FDA set a PDUFA goal date of January 29, 2023 for this sNDA. MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. The Company is also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since its inception, the Company has funded its operations primarily from the issuance and sale of its common shares, from debt financing arrangements, and more recently from the upfront and milestone payments it has received from its collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”), the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of June 30, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, own 50,041,181, or approximately 52.3%, of the Company’s outstanding common shares.
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2022 and March 31, 2022, and its condensed consolidated statements of operations and comprehensive loss, cash flows, and shareholders’ deficit for the three months ended June 30, 2022 and 2021. The March 31, 2022 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The results for interim periods are not necessarily indicative of results for the entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended March 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2022.

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
Dollar amounts reported in millions within this Quarterly Report are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.
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
Summary of Significant Accounting Policies
The accounting policies used by the Company in its presentation of interim financial results are consistent with those described in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022. There have been no significant changes in the Company’s significant accounting policies from those disclosed in its Annual Report for the fiscal year ended March 31, 2022.
Reclassification
Certain reclassification has been made to the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2021 to place them on a comparable basis with the three months ended June 30, 2022, regarding the presentation of amortization of operating lease right-of-use assets of $0.4 million. The reclassification had no effect on the previously reported results of operations. The reclassification had no effect on previously reported cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $358.7 million in cash, cash equivalents, and marketable securities. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report.

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
As of June 30, 2022, the Company had approximately $41.3 million of borrowing capacity available to it under the Sumitomo Pharma Loan Agreement (see Note 5(A)). As of June 30, 2022, the Company is also eligible to earn up to $3.6 billion, $122.5 million, and $90.5 million of additional milestone payments from Pfizer Inc. (“Pfizer”), Gedeon Richter Plc. (“Richter”), and Accord Healthcare, Ltd. (“Accord”), respectively, as well as potential royalty payments from Richter and Accord. See Note 8 for additional information about the Pfizer Collaboration and License Agreement, the Richter Development and Commercialization Agreement, and the Accord License Agreement.
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per common share for the periods indicated because their inclusion would have been anti-dilutive:

	June 30,
	2022	2021
Stock options	5,921,227	8,613,006
Restricted stock units and performance stock units (unvested)	8,329,253	5,170,442
Warrants	73,710	73,710
Total	14,324,190	13,857,158
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
Note 2—Revenue Components
The following table provides information about the Company’s revenues (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues:
Product revenue, net:
ORGOVYX	$36,034	$10,479
MYFEMBREE	3,999	1,075
Richter product supply and royalties	1,318	—
Total product revenue, net	41,351	11,554
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	20,974
Amortization of regulatory milestone	4,167	8,535
Total Pfizer collaboration revenue	25,141	29,509
Accord license revenue	50,000	—
Total revenues	$116,492	$41,063
Product Revenue, net
The Company began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. The Company records product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
For the three months ended June 30, 2022, product revenue, net also includes revenues related to product supply to Richter to support their European launches of RYEQO of $1.1 million, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.2 million. There were no such revenues recorded in the three months ended June 30, 2021.
The activities and ending balances for each significant category of discounts and allowances (which constitutes variable consideration) for the three months ended June 30, 2022 were as follows (in thousands):

	Reserve -government and other incentives	Chargebacks and administrative fees	Returns	Sales Discounts	Total
Balance as of March 31, 2022	$13,734	$2,628	$3,028	$486	$19,876
Provision related to sales in the current year	23,742	6,469	815	1,146	32,172
Adjustments related to prior year sales	1,785	(389)	—	—	1,396
Credits and payments made during the current year	(21,185)	(5,335)	(2)	(1,074)	(27,596)
Balance as of June 30, 2022	$18,076	$3,373	$3,841	$558	$25,848
The total reserves described above are summarized as components of the Company’s unaudited condensed consolidated balance sheets as follows (in thousands):

	June 30, 2022	March 31, 2022
Reduction of accounts receivable, net	$558	$486
Component of accrued expenses and other current liabilities	25,290	19,390
Total revenue-related reserves	$25,848	$19,876
Pfizer Collaboration Revenue
Pfizer collaboration revenue for the three months ended June 30, 2022 and 2021 consists of the partial recognition of the upfront payment the Company received from Pfizer upon entering into the Pfizer Collaboration and License Agreement in December 2020 and of the regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. See Note 8 for additional information regarding the Pfizer Collaboration and License Agreement.
Accord License Revenue
Accord license revenue for the three months ended June 30, 2022 consists of the recognition of the upfront payment the Company received from Accord in May 2022 pursuant to the Accord License Agreement. There was no Accord license revenue for the three months ended June 30, 2021. See Note 8 for additional information regarding the Accord License Agreement.
Note 3—Certain Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
The following represents a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$325,535	$484,960
Restricted cash (included in other assets)	10,712	9,087
Total cash, cash equivalents and restricted cash	$336,247	$494,047
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash (maturity of three months or less at the time of purchase). Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use. As of June 30, 2022 and 2021, restricted cash includes approximately $7.1 million, that is held in an escrow fund for use by Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Pharma, to manage payments for rebates, chargebacks, and similar fees pursuant to the Market Access Services Agreement (see Note 5(D)).
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Raw materials	$12,928	$663
Work in process	6,340	3,737
Finished goods	1,954	3,184
Total inventories	$21,222	$7,584

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Accrued sales discounts, rebates, and allowances	$25,290	$19,390
Accrued compensation-related expenses	13,094	26,389
Accrued income tax payable	8,784	720
Accrued R&D expenses	6,029	6,955
Accrued commercial expenses	5,099	7,196
Accrued other expenses	3,192	3,309
Accrued royalties payable to Takeda	3,082	2,470
Accrued professional fees	1,118	1,340
Deferred product revenue	—	825
Total accrued expenses and other current liabilities	$65,688	$68,594
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
•Level 2—inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and
•Level 3—inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgement or estimation.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of the Company’s financial instruments, see Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Fair Value Measurements,” to the Company’s audited consolidated financial statements included in its Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of June 30, 2022
Assets:
Money market funds (1)	$48	$—	$—	$48
Commercial paper (2)	—	218,302	—	218,302
U.S. treasury securities (3)	1,938	—	—	1,938
Total assets	$1,986	$218,302	$—	$220,288

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2022
Assets:
Money market funds (1)	$69	$—	$—	$69
Commercial paper (2)	—	219,772	—	219,772
Total assets	$69	$219,772	$—	$219,841
(1) Included in cash and cash equivalents.
(2) Includes $187.1 million in cash and cash equivalents and $31.2 million in marketable securities as of June 30, 2022. Includes $192.3 million in cash and cash equivalents and $27.5 million in marketable securities as of March 31, 2022.
(3) Included in marketable securities, non-current.
There were no liabilities measured at fair value on a recurring basis as of June 30, 2022 or March 31, 2022.
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company recorded the cost share advance from Pfizer, which is included in Level 2 of the fair value hierarchy, at its estimated fair value as of the transaction date. As discussed in Note 8(B), on the transaction date, the cost share advance from Pfizer was discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance is expected to be utilized. The recorded amount has been and will continue to be reduced each reporting period by the amount of Allowable Expenses applied to the cost share advance. There were no non-recurring fair value assets as of June 30, 2022 and March 31, 2022.
Note 5—Related Party Transactions
As of June 30, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, own 50,041,181, or approximately 52.3%, of the Company’s outstanding common shares. The Company has agreements with Sumitovant, Sumitomo Pharma, and their affiliates, including Sunovion, a subsidiary of Sumitomo Pharma. Certain of these agreements are described below.
(A) Sumitomo Pharma Loan Agreement
On December 27, 2019, the Company and one of its subsidiaries, Myovant Sciences GmbH (“MSG”), entered into a Loan Agreement with Sumitomo Pharma (the “Sumitomo Pharma Loan Agreement”). Pursuant to the Sumitomo Pharma Loan Agreement, Sumitomo Pharma agreed to make revolving loans to the Company in an aggregate principal amount of up to $400.0 million. Funds may be drawn down by the Company once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the Sumitomo Pharma Loan Agreement. In addition, if Sumitomo Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Pharma to fund loans to the Company, and in which case the Company would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Pharma Loan Agreement. Loans under the Sumitomo Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
Loans under the Sumitomo Pharma Loan Agreement bear interest at a variable rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. Publication of 3-month LIBOR is currently expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, the Company and Sumitomo Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The Company’s obligations under the Sumitomo Pharma Loan Agreement are fully and unconditionally guaranteed by the Company and its subsidiaries. The loans and other obligations are senior unsecured obligations of the Company, MSG, and subsidiary guarantors. The Sumitomo Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants.
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
As of June 30, 2022, approximately $41.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Pharma Loan Agreement and the outstanding loan balance of $358.7 million is classified as a long-term liability on the unaudited condensed consolidated balance sheet under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Pharma Loan Agreement was $3.6 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively, and is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
(B) Investor Rights Agreement
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
(C) Services and Information Sharing Agreement
In February 2022, the Company and two of its subsidiaries, MSG and Myovant Sciences, Inc. (“MSI”), entered into a services and information sharing agreement with Sumitovant Biopharma, Inc., a wholly-owned subsidiary of Sumitovant. Under the agreement, for so long as Sumitovant is a majority owner of the Company, the Company agrees to (1) subject to Sumitovant’s reasonable request and on a timeline to be reasonably agreed by the parties, supply certain information summarizing material aspects of the Company’s business to Sumitovant, and with reasonable advanced notice, give Sumitovant and its representatives the reasonable opportunity to discuss such information with the Company’s senior management; and (2) subject to the oversight of the chairperson of the Company’s Audit Committee, provide certain additional, more detailed information on business-essential matters in order to collaborate with Sumitovant or to enable the Company to leverage Sumitovant’s expertise.
Under the agreement, Sumitovant also agrees to provide, upon the Company’s election, various administrative and general business support services as well as research and development services to the Company and its subsidiaries, and the Company agrees to reimburse Sumitovant for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by employees of Sumitovant, the agreement provides for Sumitovant to charge the Company based upon the relative percentage of time utilized on matters related to the Company by the respective employee and a mutually agreed upon mark-up on such expenses. Under the agreement, all other third-party pass-through costs are billed to the Company at cost. For the three months ended June 30, 2022, the Company incurred less than $0.1 million under this agreement.
(D) Market Access Services Agreement
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
MSG, in turn, appointed Sunovion as the exclusive distributor of the Women’s Health Product and a non-exclusive distributor of the Prostate Cancer Product, each in the U.S., including all of its territories and possessions.
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
As consideration for the services, MSG has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, MSG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion to manage payments for rebates, chargebacks and similar fees. For the three months ended June 30, 2022 and 2021, the Company incurred $1.1 million and $1.3 million, respectively, under this agreement (inclusive of third-party pass-through costs billed to the Company) which are included in SG&A expenses, in the accompanying consolidated statements of operations and comprehensive loss.
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
Note 6—Income Taxes

The Company is not subject to taxation under the laws of Bermuda since it is organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. It is subject to taxation under the laws of the United Kingdom by virtue of location of central management and control. The income tax expense of the Company and its affiliates currently is primarily attributable to U.S. federal, state and local taxes. The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was (62.44)% and (1.50)%, respectively. Key determinative factors of the Company’s effective tax rate include the allocation of its earnings by jurisdiction and a valuation allowance that currently eliminates all of the Company’s net deferred tax assets, including in respect of the R&D matter referred to below.

Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act 2017 (“TCJA”) amendments to Internal Revenue Code Section 174 will no longer permit an immediate deduction for R&D expenditures in the tax year that such costs are incurred. For expenses that are incurred for R&D in the U.S., such amounts will be amortized over 5 years (this is currently approximately 90% of the Company’s relevant spend), and expenses that are incurred for R&D expenditures outside the U.S. will be amortized over 15 years. The Company’s effective tax rate for the three months ended June 30, 2022 was impacted accordingly. Although it is understood that Congress is considering legislation that would extend the TCJA relief by one or more years, the possibility that this will happen is uncertain and the Company is required to calculate its income tax liabilities based on the provisions of current law.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized, and records a valuation allowance as necessary. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. Future factors may arise at subsequent balance sheet dates that would impact the assessment of the objective and subjective evidence of the Company. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statement of operations and comprehensive loss for the period that the adjustment is determined to be required.
In response to the COVID-19 pandemic, many governments enacted measures to provide aid and economic stimulus. These measures included deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it had on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of June 30, 2022, the Company has $0.9 million of employer payroll taxes deferred under the CARES Act, which is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.
Note 7—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2016 Equity Incentive Plan (“Equity Incentive Plan”) and the Myovant Sciences Ltd. 2020 Inducement Plan (“Inducement Plan”) (collectively, the “Equity Plans”). As of June 30, 2022, there were approximately 2.2 million and 0.8 million common shares available for future issuance under the Equity Incentive Plan and the Inducement Plan, respectively. For additional information about the Company’s Equity Plans, see Note 10, “Share-Based Compensation,” to the Company’s audited consolidated financial statements included in its Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022.

(A) Stock Options
Activity for stock options for the three months ended June 30, 2022 is included in the following table:

Number of Options
Options outstanding at March 31, 2022	6,130,680
Granted	204,808
Exercised	(164,226)
Forfeited	(250,035)
Options outstanding at June 30, 2022	5,921,227
Options vested and expected to vest at June 30, 2022	5,921,227
Options exercisable at June 30, 2022	3,993,191
(B) Restricted Stock and Performance Stock Units
Activity for restricted stock units and performance share units for the three months ended June 30, 2022 is included in the following table:

Number of Shares
Unvested balance at March 31, 2022	4,532,619
Granted	5,057,731
Vested	(634,360)
Forfeited	(626,737)
Unvested balance at June 30, 2022	8,329,253
(C) Share-Based Compensation
Share-based compensation during the three months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Share-based compensation recognized as:
SG&A expense	$5,972	$7,155
R&D expense	3,666	3,957
Cost of product revenue (1)	68	3
Share-based compensation expense	$9,706	$11,115

Share-based compensation capitalized into inventory	$363	$150
(1) Share-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.
Share-based compensation included in SG&A expense for the three months ended June 30, 2021 includes $1.4 million related to the settlement and remeasurement of the Company’s former Principal Executive Officer’s equity awards. There was no such expense during the three months ended June 30, 2022. Additional information about the Company’s Separation and General Release Agreement with its former Principal Executive Officer is included in Note 10, “Share-Based Compensation,” to the Company’s audited consolidated financial statements included in its Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022.
Total unrecognized share-based compensation was approximately $112.1 million as of June 30, 2022 and is expected to be recognized over a weighted-average period of approximately 3.1 years.

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
The term of the Richter Development and Commercialization Agreement shall expire on a country-by-country basis upon expiry of the Royalty Term (as defined in the Richter Development and Commercialization Agreement) for the respective product in a country in Richter’s Territory. The Richter Development and Commercialization Agreement may be terminated in its entirety or on a country-by-country basis by mutual consent of the parties, or by either party for the uncured material breach of the other party, for bankruptcy of the other party, and for certain other reasons in accordance with the terms of the Richter Development and Commercialization Agreement.
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
In the U.S., the Company is the principal on all sales transactions with third parties and recognizes 100% of product sales to third parties as revenue from contracts with customers. The Company concluded that based on the principal versus agent guidance in ASC 606, Revenue from Contracts with Customers, it has primary responsibility for fulfilling customer orders, controls inventory before it is sold to third party customers, assumes the risk of inventory loss, and maintains discretion in establishing product price.
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
The Company assessed the Pfizer Collaboration and License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the scope of ASC 808, Collaborative Arrangements: active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Although the Company is lead party and will perform many activities, both development and commercialization responsibilities are assigned between parties and both parties participate on joint steering and other committees overseeing the collaboration activities. Both parties are exposed to significant risks and rewards based on the economic outcomes of the collaboration through cost sharing and profit (loss) sharing provisions. Net payments to/from Pfizer for Pfizer’s share of the net profits and Allowable Expenses will be disaggregated and presented in the Company’s consolidated statements of operations and comprehensive loss according to the nature of the expense (e.g., collaboration expense, R&D expenses, or SG&A expenses).
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
The amount due to Pfizer as of June 30, 2022, was approximately $39.2 million and consisted of $18.0 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $21.2 million for 50% of Pfizer’s reimbursement of Allowable Expenses. 100% of all expenses related to Pfizer under the Pfizer Collaboration and License Agreement are initially expensed and then the full pool of expenses incurred by both the Company and Pfizer are reduced through application of the cost sharing allowance. The amount due to Pfizer as of March 31, 2022 was approximately $32.6 million and consisted of $14.1 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $18.5 million for 50% of Pfizer’s reimbursement of Allowable Expenses.

(C) Accord License Agreement
On May 5, 2022, one of the Company’s subsidiaries, MSG, entered into an exclusive license agreement (the “Accord License Agreement”) with Accord and Intas Pharmaceuticals, Ltd., parent entity of Accord, for Accord to commercialize relugolix for the treatment of advanced hormone-sensitive prostate cancer under the trade name ORGOVYX® (relugolix 120 mg) in the European Economic Area, U.K., Switzerland, and Turkey (“Accord’s Territories”), with the right of first negotiation if the Company decides to enter into licensing arrangements in countries in the Middle East, Africa, and India. Under the terms of the Accord License Agreement, the Company received an upfront payment of $50.0 million in the three months ended June 30, 2022. The Company is also eligible to receive up to $90.5 million in commercial launch, sales-based, and other milestone payments, as well as tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s Territories.
Under the terms of the Accord License Agreement, the Company retains all rights to relugolix in the U.S. with its collaboration partner, Pfizer, as well as rights to relugolix in other therapeutic areas outside of prostate cancer, uterine fibroids, and endometriosis in Europe. The Company will continue to lead the global development of relugolix and may provide initial product supply to Accord, subject to the parties entering into a separate supply agreement. Accord will be responsible for certain local clinical development and all commercialization for its territories and has the option to manufacture relugolix in the future. In the event that Accord elects to exercise this option, the Company has agreed to assist Accord in transferring manufacturing technology from the Company’s CMOs to Accord to enable Accord to manufacture its own product supply.
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
The Company concluded that Accord represents a customer and evaluated the Accord License Agreement under ASC 606. Based on that evaluation, the Company identified a single performance obligation under the Accord License Agreement, consisting of the Company’s promise to grant Accord a license to certain of the Company’s intellectual property. The Company determined that the initial transaction price consisted solely of the non-refundable upfront payment of $50.0 million, which was recognized as revenue upon delivery of the license to Accord during the three months ended June 30, 2022.
The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are dependent on regulatory approvals and actions of third parties, and thus are highly susceptible to factors outside the Company’s influence. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Furthermore, the sales-based milestones will be recognized as revenue immediately in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the underlying milestone is achieved. Any consideration related to sales-based royalties will be recognized when the related sales occur.
(D) Contract Balances
The following table presents changes in the Company’s contract liabilities during the three months ended June 30, 2022 (in thousands):

	Balance at March 31, 2022	Additions	Imputed Interest	Deductions	Balance at June 30, 2022
Contract liabilities:
Deferred revenue (1)	$476,270	$—	$—	$(25,141)	$451,129
Cost share advance from Pfizer (2)	$33,818	$—	$568	$(25,831)	$8,555

(1) Includes $100.6 million and $350.6 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of June 30, 2022. Includes $100.6 million and $375.7 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2022.
(2) Includes $8.6 million presented as current on the unaudited condensed consolidated balance sheet as of June 30, 2022. Includes $33.8 million presented as current on the unaudited condensed consolidated balance sheet as of March 31, 2022.
During the three months ended June 30, 2022, deferred revenue decreased by $25.1 million, as a result of the recognition of Pfizer collaboration revenue.
During the three months ended June 30, 2022, cost share advance from Pfizer decreased by $25.3 million. The decrease was the net result of the application of 100% of shared Allowable Expenses incurred by the Company and 50% of reimbursement of Allowable Expenses incurred by Pfizer of approximately $25.8 million (consisting of $8.5 million and $17.3 million in reductions to R&D expenses and SG&A expenses, respectively), partially offset by accretion of the implied financing component of $0.6 million.
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

(D) Takeda Agreements
On April 29, 2016, Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. Pursuant to the license agreement (the “Takeda License Agreement”), Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of certain relugolix products, a low single-digit royalty on net sales of certain other relugolix products, and a high single-digit royalty on net sales of MVT-602 products in the Company’s territory, all subject to certain agreed reductions. For the three months ended June 30, 2022 and 2021, the Company recorded royalty expense to Takeda of $3.1 million and $0.9 million, respectively, which is included in cost of product revenue on the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and March 31, 2022, the Company recorded royalties payable to Takeda of $3.1 million and $2.5 million, respectively, which are included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Takeda will pay the Company a high single-digit royalty on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones.
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
The discussion and analysis below is organized as follows:
•executive summary, including a description of our business and recent events that are important to understand our results of operations and financial condition;
•a description of the components of our results of operations and a discussion of our results of operations, including an explanation of significant changes between the periods presented in the specific line items of our condensed consolidated statements of operations and comprehensive loss;

•financial condition addressing our liquidity position, sources and uses of cash, capital resources and requirements, and commitments; and
•critical accounting policies and significant judgments and use of estimates which are most important to our financial condition and results of operations.
As you read this discussion and analysis, refer to our unaudited condensed consolidated financial statements and footnotes included in Part 1. Item 1. of this Quarterly Report on Form 10-Q (“Quarterly Report”). Also refer to our Annual Report on Form 10-K (“Annual Report”) for the year ended March 31, 2022, filed with the United States Securities and Exchange Commission (“SEC”) on May 11, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our investor relations website at investors.myovant.com. This discussion and analysis contains forward looking statements and should also be read in conjunction with the cautionary statement set forth in the section below titled, “Information Relating to Forward-Looking Statements.”
Dollar amounts reported in millions within this Quarterly Report are computed based on the amounts in thousands, and therefore, the sum of components may not equal the total amount reported in millions due to rounding.
Information Relating to Forward-Looking Statements
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
•the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain, regulatory approvals for our product candidates, including any decision the FDA may make regarding our supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis and our sNDA that proposes updates to MYFEMBREE’s United States Prescribing Information (“USPI”) based on safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study of MYFEMBREE in premenopausal women with heavy menstrual bleeding associated with uterine fibroids for up to two years;
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
•the impact of various social, political, economic, industry, inflationary, global supply chain, or other market conditions in the U.S. and around the world (including wars and other forms of conflict such as the conflict in Ukraine);
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
•our ability to borrow under the Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”) Loan Agreement;
•third party collaboration or commercialization partners’ abilities to perform their obligations under our agreements with them;
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
Business Overview
We are a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, we have executed five successful Phase 3 clinical trials across oncology and women’s health leading to two regulatory approvals by the United States (“U.S.”) Food and Drug Administration (“FDA”): (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; and (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids. In July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age.

In April 2022, the EC, and in June 2022, the MHRA, approved ORGOVYX (relugolix 120 mg) as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in the EU and U.K., respectively.
In September 2021, the FDA accepted for review our supplemental New Drug Application (“sNDA”) for MYFEMBREE for the management of moderate to severe pain associated with endometriosis. On May 6, 2022, we and Pfizer announced that the FDA extended the Prescription Drug User Fee Act (“PDUFA”) goal date for this sNDA to August 6, 2022. In June 2022, the FDA accepted for review our sNDA that proposes updates to the USPI based on safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study of MYFEMBREE in premenopausal women with heavy menstrual bleeding due to uterine fibroids for up to two years. The FDA set a PDUFA goal date of January 29, 2023 for this sNDA. MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. We are also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and milestone payments we have received from our collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma, the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of June 30, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, own 50,041,181, or approximately 52.3%, of our outstanding common shares.
First Fiscal Quarter Ended June 30, 2022 Financial Highlights and Recent Business Updates
In this section, we summarize certain of our first fiscal quarter ended June 30, 2022 financial highlights and recent regulatory, clinical and business updates. Additional information about our business, our approved products, and our product candidates is included in Part I, Item 1., “Business,” of our Annual Report, filed with the SEC on May 11, 2022.
Financial Highlights
•Total revenues for the three months ended June 30, 2022 were $116.5 million compared to $41.1 million for the three months ended June 30, 2021.
•Product revenue, net for the three months ended June 30, 2022, was $41.4 million, compared to $11.6 million for the three months ended June 30, 2021. Net revenue from sales of ORGOVYX and MYFEMBREE were $36.0 million and $4.0 million, respectively, for the three months ended June 30, 2022.
•Accord license revenue for the three months ended June 30, 2022, was $50.0 million and consists of the recognition of the upfront payment we received from Accord in May 2022 pursuant to the Accord License Agreement (see Note 8(C) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
•Selling, general, and administrative (“SG&A”) expenses for the three months ended June 30, 2022, were $79.0 million, compared to $61.2 million for the three months ended June 30, 2021.
•Research and development (“R&D”) expenses for the three months ended June 30, 2022, were $23.9 million, compared to $30.9 million for the three months ended June 30, 2021.
•Net loss for the three months ended June 30, 2022, was $21.2 million, or $0.22 per common share, compared to a net loss of $61.7 million, or $0.67 per common share, for the three months ended June 30, 2021.
•Cash, cash equivalents, and marketable securities were $358.7 million at June 30, 2022, compared to $434.2 million at March 31, 2022.
See “Results of Operations” below for a discussion of our results of operations for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
Recent Business Updates
Regulatory
•In June 2022, the FDA accepted for review a sNDA that proposes updates to MYFEMBREE’s USPI based on 2-year safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study of MYFEMBREE in premenopausal women with heavy menstrual bleeding associated with uterine fibroids. The FDA set a target action date of January 29, 2023 for this sNDA.
•FDA provided labeling comments with respect to the MYFEMBREE sNDA for the management of moderate to severe pain associated with endometriosis. FDA decision is expected by the extended PDUFA goal date of August 6, 2022. Approval would trigger a $100.0 million milestone payment from Pfizer. If approved by the PDUFA goal date, we and Pfizer expect to launch MYFEMBREE in the U.S. for this indication in August 2022.
•On April 29, 2022, the EC, and on June 17, 2022, the MHRA, approved ORGOVYX as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in the EU and U.K., respectively. We expect our commercialization partner, Accord, to commence the launch of ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer in Europe in the second half of calendar year 2022.
Clinical
•In June 2022, we and Pfizer announced that the results of the Phase 3 SPIRIT 1 and SPIRIT 2 studies of once-daily relugolix combination therapy (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in women with endometriosis-associated pain were published in The Lancet.
•Additional data from the SPIRIT 2-year extension study in women with endometriosis were presented at the European Society of Human Reproduction and Embryology (ESHRE) 2022 Annual Meeting in July 2022. The Society recognized the presentation as the best oral presentation of a clinical topic at the ESHRE 2022 Annual Meeting.
Business Development
•We received a $50.0 million upfront payment from Accord pursuant to the exclusive license agreement that we entered into with Accord in May 2022 to commercialize ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer in Europe. Additional information about the Accord License Agreement is included in Note 8(C) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Expected Upcoming Milestones
The following is a summary of certain of our expected upcoming milestones.
•We expect the FDA decision for the MYFEMBREE sNDA seeking approval for the management of moderate to severe pain associated with endometriosis by its extended PDUFA goal date of August 6, 2022. Approval would trigger a $100.0 million milestone payment from Pfizer. If approved by the PDUFA goal date, we and Pfizer expect to launch MYFEMBREE in the U.S. for this indication in August 2022.
•We expect the European Medicines Agency regulatory submission for RYEQO for the treatment of women with endometriosis-associated pain in the second half of calendar year 2022. Richter will be the sponsor.
•We expect to submit New Drug Submissions to Health Canada seeking marketing approval for ORGOVYX for advanced prostate cancer, MYFEMBREE for heavy menstrual bleeding associated with uterine fibroids, and MYFEMBREE for the treatment of endometriosis-associated pain, in Canada in the second half of calendar year 2022.
•We expect our commercialization partner, Accord, to commence the launch of ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer in Europe in the second half of calendar year 2022.
•We expect the FDA decision for the MYFEMBREE sNDA proposing updates to MYFEMBREE’s USPI based on the safety and efficacy data from the Phase 3 LIBERTY RWS of MYFEMBREE in premenopausal women with heavy menstrual bleeding associated with uterine fibroids for up to two years by the January 29, 2023 PDUFA goal date.

Effects of the COVID-19 Pandemic on our Business
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. Our priorities during the COVID-19 pandemic have been to protect the health and safety of our employees, patients and healthcare providers while continuing our mission to redefine care through differentiated solutions in high unmet need areas within women’s health and hormone-sensitive oncology. We believe the safety measures we have taken in response to the COVID-19 pandemic meet or exceed the guidelines established by government and public health officials. Most of our employees worked remotely during much of 2020 and 2021, and many of our employees continue to do so on a part-time or full-time basis, which required us to implement new ways of working and collaborating, including adopting remote working tools to minimize the disruption to our business activities. In April 2022, we reopened our offices, and our employees began to return to work onsite on a voluntary basis with specific safety protocols, including requiring vaccination as a condition of employment, subject to medical and religious exemptions, or as required by law. We have a distributed workforce, and our employees have become accustomed to working remotely and working with others who are working remotely for the past two years. However, as we reopen our offices, we may face operational or other challenges as we and our partners, customers, suppliers, vendors and other parties with whom we do business continue to adjust to a hybrid model of remote and onsite work. These challenges may result in operational inefficiencies, employee dissatisfaction, and distractions to management related to such transition, any of which could harm our business.
As of the date of this Quarterly Report, we do not believe that the COVID-19 pandemic has disproportionately impacted us relative to other companies in which we compete on our ability to advance our clinical studies, our regulatory activities, and our U.S. commercialization activities for ORGOVYX and MYFEMBREE. We and our collaboration partner, Pfizer, commercially launched ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. To date, our partner, Richter, has launched RYEQO in a number of countries in Europe.
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
The COVID-19 pandemic has also resulted in fewer opportunities for our medical affairs team to present scientific data as multiple medical conferences were canceled, postponed, or moved to virtual formats during 2020 and 2021, and for our regional medical advisors to engage potential prescribers in scientific exchange. Many conferences are planning to conduct in-person meetings in 2022, while continuing to offer virtual participation as an option. To date, we have not experienced supply constraints, and we believe we have procured sufficient quantities of relugolix drug substance to meet our U.S. ORGOVYX and MYFEMBREE commercialization plans.
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

Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part II. Item 1A of this Quarterly Report.
Effects of the Russian Federation-Ukraine Conflict on our Business
The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. As a result of the conflict in Ukraine, the U.S., U.K., and the EU governments, among others, have developed and coordinated economic and financial sanctions. As the conflict in Ukraine continues, there is no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against the Russian Federation.

The impact of the conflict in Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by the Russian Federation, is currently unknown and they could adversely affect our business, supply chain, clinical studies, suppliers or customers. In addition, the continuation of the conflict in Ukraine by the Russian Federation could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact our operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of raw materials and fuel, supplies, freight and labor, inflation, and fluctuations in currency exchange rates, all of which could impact our business, financial condition and results of operations.

Refer to the risk factor titled “The conflict between the Russian Federation and Ukraine and other government policies and actions could negatively affect our clinical trial sites in Ukraine. We and/or our collaboration or commercialization partners may not be able to launch our commercial products in the Russian Federation, Ukraine or other regions which may negatively affect our financial results. The uncertain nature, magnitude, and duration of hostilities stemming from such conflict may result in changes in the world’s macroeconomic conditions which negatively affect our business operations.”
Certain Components of our Results of Operations
Revenues
We have two FDA-approved products that generate product revenue in the U.S: ORGOVYX and MYFEMBREE. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. For the three months ended June 30, 2022, the gross-to-net deduction for ORGOVYX was approximately 44.5%, and we expect it to be in the low-to-mid 40%’s for the remainder of fiscal year 2022. Product revenue, net also includes revenues related to product supply to Richter as well as royalties on net sales of RYEQO in Richter’s Territory.
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
Our Accord license revenue consists of the recognition of the upfront payment we received from Accord in May 2022 pursuant to the Accord License Agreement. We recognized the upfront payment as revenue upon delivery of the license to Accord during the three months ended June 30, 2022.
See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Pfizer Collaboration and License Agreement and the Accord License Agreement.
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
Selling, General and Administrative Expenses
SG&A expenses consist primarily of personnel costs, including salaries, sales incentive compensation, bonuses, fringe benefits, and share-based compensation for our executive, finance, human resources, legal, information technology, commercial operations, marketing, market access, sales, and other administrative functions. Our SG&A expenses also include marketing programs, patient assistance and support programs for qualified uninsured and underinsured patients, promotion and advertising, conferences, congresses, travel expenses, professional fees for legal, business development, accounting, auditing and tax services, and costs related to rent and facilities, insurance, information technology, commercial operations, and general overhead. Our SG&A expenses also include related party expenses pursuant to our agreements with Sunovion and Sumitovant (see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
SG&A expenses in future quarters of fiscal year 2022 are expected to be higher than the first quarter of fiscal year 2022 driven largely by marketing and promotional expenses to support the ongoing commercialization of ORGOVYX and MYFEMBREE in the U.S., including annualization of the MYFEMBREE marketing and promotional spend and targeted patient activation primarily for MYFEMBREE. The timing and magnitude of our SG&A expenses are primarily dependent on our commercial success and sales growth of ORGOVYX and MYFEMBREE, as well as the timing of any new indications or product launches and other potential business and operational activities. We expect that certain SG&A expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
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

We expect our R&D expenses in the future quarters of fiscal year 2022 to be higher than the first quarter of fiscal year 2022, driven largely by spending on relugolix lifecycle opportunities, such as the Phase 3 SERENE study, as well as on post-

marketing requirements as agreed upon with the FDA. We expect that certain R&D expenses will be shared equally with Pfizer pursuant to the Pfizer Collaboration and License Agreement (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Interest Expense
Our interest expense consists of related party interest expense pursuant to the Sumitomo Pharma Loan Agreement, which bears interest at a variable rate per annum equal to 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3% payable on the last day of each calendar quarter (see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), and the accretion of the financing component of the cost share advance from Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). Fluctuations in 3-month LIBOR could negatively impact our financial results.
Interest Income
Our interest income consists primarily of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Income Tax Expense
Our income tax expense currently is primarily attributable to U.S. federal, state and local taxes. For the three months ended June 30, 2022, our income tax expense reflects the changed requirement under Internal Revenue Code Section 174 to capitalize and subsequently amortize over 5 years R&D expenditures, pursuant to changes made to Internal Revenue Code Section 174 effective for years beginning after December 31, 2021, under the Tax Cuts and Jobs Act 2017 (“TCJA”). Previously, section 174 allowed for immediate expensing for accounting periods beginning before December 31, 2021. Although it is understood that Congress is considering legislation that would extend the TCJA relief by one or more years, the possibility that this will happen is uncertain and we are required to calculate our income tax liabilities based on the provisions of current law. We expect our total tax expense for fiscal 2022 to be approximately $23.0 million to $25.0 million.
Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues:
Product revenue, net	$41,351	$11,554
Pfizer collaboration revenue	25,141	29,509
Accord license revenue	50,000	—
Total revenues	116,492	41,063
Operating costs and expenses:
Cost of product revenue	4,915	1,032
Collaboration expense to Pfizer	18,016	5,261
Selling, general and administrative	79,032	61,212
Research and development	23,890	30,880
Total operating costs and expenses	125,853	98,385
Loss from operations	(9,361)	(57,322)
Interest expense	4,200	3,505
Interest income	(486)	(78)
Loss before income taxes	(13,075)	(60,749)
Income tax expense	8,164	911
Net loss	$(21,239)	$(61,660)

Revenues
The following table provides information about our revenues for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues:
Product revenue, net:
ORGOVYX	$36,034	$10,479
MYFEMBREE	3,999	1,075
Richter product supply and royalties	1,318	—
Total product revenue, net	41,351	11,554
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	20,974
Amortization of regulatory milestone	4,167	8,535
Total Pfizer collaboration revenue	25,141	29,509
Accord license revenue	50,000	—
Total revenues	$116,492	$41,063
Product Revenue, net
We began generating product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. in January 2021 and June 2021, respectively. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
For the three months ended June 30, 2022, product revenue, net also includes revenues related to product supply to Richter to support their European launches of RYEQO of $1.1 million, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.2 million. There were no such revenues recorded in the three months ended June 30, 2021.
For the three months ended June 30, 2022, compared to the year ago period, product revenue, net increased by $29.8 million primarily as a result of higher sales of ORGOVYX and MYFEMBREE in the U.S.
Pfizer Collaboration Revenue
Pfizer collaboration revenue for the three months ended June 30, 2022 and 2021 consists of the partial recognition of the upfront payment we received from Pfizer upon entering into the Pfizer Collaboration and License Agreement in December 2020 and of the regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021.
Accord License Revenue
Accord license revenue for the three months ended June 30, 2022 consists of the recognition of the upfront payment we received from Accord in May 2022 pursuant to the Accord License Agreement. There was no Accord license revenue for the three months ended June 30, 2021.
Cost of Product Revenue
For the three months ended June 30, 2022, our cost of product revenue was $4.9 million, consisting of $1.8 million of cost of goods sold and $3.1 million of royalty expense to Takeda. The $3.9 million increase in our cost of product revenue for the three months ended June 30, 2022, compared to the year ago period, was due to increases in cost of goods sold and royalty expense to Takeda as a result of higher sales of ORGOVYX and MYFEMBREE in the U.S. during the three months ended June 30, 2022, and sales of product supply to Richter, for which there were no such sales in the year ago period.
Collaboration Expense to Pfizer
For the three months ended June 30, 2022, and 2021, our collaboration expense to Pfizer was $18.0 million and $5.3 million, respectively, and represents Pfizer’s 50% share of net profits from the sales of ORGOVYX and MYFEMBREE in the U.S. Collaboration expense to Pfizer increased by approximately $12.7 million for the three months ended June 30, 2022, compared to the year ago period, primarily due to an increase in net profits generated from sales of ORGOVYX and MYFEMBREE in the U.S.
Selling, General and Administrative Expenses
SG&A expenses increased by $17.8 million, to $79.0 million, in the three months ended June 30, 2022 compared to $61.2 million in the year ago period. SG&A expenses are presented net of cost sharing with Pfizer pursuant to the terms of the Pfizer Collaboration and License Agreement.
The most significant components of the $17.8 million net increase in SG&A expenses include the following:
•$8.0 million increase in commercialization expenses, net of cost sharing with Pfizer, to support our U.S. commercialization activities for ORGOVYX and MYFEMBREE;
•$6.4 million increase in personnel expenses, including personnel expenses related to our oncology and women’s health sales forces;
•$3.7 million increase in general overhead, administrative, information technology, and other expenses to support our organizational growth, as well as a banker fee associated with the Accord License Agreement;
•$1.2 million decrease in share-based compensation, as the three months ended June 30, 2021 included approximately $1.4 million related to the settlement and remeasurement of our former Principal Executive Officer’s equity awards (see Note 7(C) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Research and Development Expenses
For the three months ended June 30, 2022 and 2021, our R&D expenses consisted of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Program-specific costs:
Relugolix	$843	$7,191	$(6,348)
MVT-602	25	63	(38)
Unallocated costs:
Personnel expense	16,650	14,764	1,886
Share-based compensation	3,666	3,957	(291)
Other expense	2,706	4,905	(2,199)
Total R&D expenses	$23,890	$30,880	$(6,990)
R&D expenses decreased by $7.0 million, to $23.9 million, in the three months ended June 30, 2022, compared to $30.9 million in the three months ended June 30, 2021. The decrease primarily reflects a reduction in clinical study costs due to the completion and wind down of our Phase 3 LIBERTY, HERO, and SPIRIT studies.
Interest Expense
Interest expense was $4.2 million and $3.5 million for the three months ended June 30, 2022, and 2021, respectively, and consists of interest expense associated with the Sumitomo Pharma Loan Agreement and accretion of the financing component of the cost share advance from Pfizer. Interest expense associated with the Sumitomo Pharma Loan Agreement increased $0.7 million to $3.6 million in the three months ended June 30, 2022 compared to $2.9 million in the year ago period, as a result of an increase in 3-month LIBOR as compared to the year ago period. Accretion of the financing component of the cost share advance from Pfizer was $0.6 million for both the three months ended June 30, 2022 and 2021.

Interest Income
Interest income was $0.5 million and $0.1 million for the three months ended June 30, 2022, and 2021, respectively, derived from our investments in marketable securities and cash equivalents.
Income Tax Expense
Our income tax expense was $8.2 million and $0.9 million for the three months ended June 30, 2022, and 2021, respectively. Our effective tax rate for the three months ended June 30, 2022, and 2021 was (62.44)% and (1.50)%, respectively. Key determinative factors of our effective tax rate include the allocation of our earnings by jurisdiction and a valuation allowance that currently eliminates all of our net deferred tax assets.
The change in our effective tax rate for the three months ended June 30, 2022, compared to the corresponding prior year period was driven primarily by the changed requirement under Internal Revenue Code Section 174 to capitalize and subsequently amortize over 5 years R&D expenditures, pursuant to changes made to Internal Revenue Code Section 174 effective for years beginning after December 31, 2021, under the Tax Cuts and Jobs Act 2017, in combination with our current policy to make a full valuation allowance for our deferred tax assets (see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Liquidity and Capital Resources
We have incurred losses since our inception and have an accumulated deficit of $1.27 billion as of June 30, 2022, compared to $1.25 billion as of March 31, 2022.
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from upfront and milestone payments we have received from our collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
As of June 30, 2022, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Pharma Loan Agreement of $400.0 million, consisting of $358.7 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Pharma Loan Agreement. Cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Pharma Loan Agreement as of March 31, 2022 was $475.5 million, consisting of $434.2 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Pharma Loan Agreement. Additional funds under the Sumitomo Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors.
We are eligible to earn additional payments from our collaboration and commercialization partners, including:
•up to $3.6 billion of milestone payments from Pfizer, including a regulatory milestone of $100.0 million upon the FDA approval of MYFEMBREE for endometriosis, and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. We and Pfizer equally share profits and certain expenses in the Co-Promotion Territory;
•up to $122.5 million of milestone payments, including regulatory milestones of up to $15.0 million and tiered sales milestones of up to $107.5 million upon reaching certain thresholds of annual net sales in Richter’s Territory, and tiered royalties on net sales in Richter’s Territory; and
•up to $90.5 million of commercial launch, sales-based, and other milestones and tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s territories.
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
•the achievement of regulatory milestones, commercial launch milestones, sales milestones, or other milestones, and/or royalties that we are eligible to earn pursuant to our collaboration or commercialization agreements;
•the timing, shared costs, and level of investment in our and our collaboration and commercialization partners’ activities related to sales, marketing, market access, manufacturing, and distribution for our drug products and for any product candidates that may receive marketing approval in the future;
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
•economic factors over which we have no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues and expenses; and
•costs to operate as a public company.
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

Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2022, and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(76,005)	$(113,177)
Net cash used in investing activities	$(5,743)	$(74,391)
Net cash provided by financing activities	$1,191	$4,135
Operating Activities
Net cash used in operating activities was $76.0 million for the three months ended June 30, 2022, and consisted of our net loss of $21.2 million (see “Results of Operations” above) and changes in operating assets and liabilities of $65.8 million (see below), partially offset by adjustments for non-cash operating items of $11.1 million. The non-cash operating items included share-based compensation of $9.7 million, accretion of the implied financing component of the cost share advance from Pfizer of $0.6 million, amortization of operating lease right of use asset of $0.5 million, and depreciation expense of $0.3 million.

The changes in operating assets and liabilities included the following:
•$25.8 million decrease in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 8(B) and Note 8(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$25.1 million decrease in deferred revenue as a result of the recognition of $25.1 million of Pfizer collaboration revenue (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$13.3 million increase in inventories, primarily related to an increase in raw materials and work in process inventories, partially offset by a decrease in finished goods inventories;
•$6.7 million increase in amounts due to Pfizer as a result of an increase in profit share and reimbursement of Allowable Expenses incurred by Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$6.4 million increase in accounts receivable, net as a result of an increase in net product revenues related to sales of ORGOVYX and MYFEMBREE in the U.S.;
•$3.7 million decrease in prepaid expenses and other current assets primarily due to decreases in prepayments related to commercial manufacturing activities, partially offset by increases in other prepaid insurance and clinical study costs;
•$2.9 million decrease in accrued expenses and other current liabilities, primarily driven by decreases in accrued compensation-related expenses as a result of the payment of annual corporate bonuses in the three months ended June 30, 2022 and accrued commercial expenses, partially offset by increases in accrued discounts, rebates, and allowances due to an increase in product revenue, net, and accrued income tax payable (see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report); and
•$2.7 million decrease in accounts payable, primarily driven by the timing of vendor invoice payments.
Net cash used in operating activities was $113.2 million for the three months ended June 30, 2021, and consisted of our net loss of $61.7 million and changes in operating assets and liabilities of $64.1 million, partially offset by adjustments for non-cash operating items of $12.6 million. The non-cash operating items included share-based compensation of $11.3 million, accretion of the implied financing component of the cost share advance from Pfizer of $0.6 million, amortization of operating lease right of use asset of $0.4 million, and depreciation expense of $0.3 million.

The changes in operating assets and liabilities included the following:
•$100.0 million increase in milestone receivable from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the uterine fibroids indication;
•$70.5 million net increase in deferred revenue as a result of a $100.0 million regulatory milestone payment from Pfizer partially offset by the recognition of $29.5 million of Pfizer collaboration revenue (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$18.3 million decrease in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 8(B) and Note 8(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$9.1 million increase in amounts due to Pfizer as a result of an increase in profit share and reimbursement of Allowable Expenses incurred by Pfizer (see Note 8(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$8.7 million decrease in accounts payable, primarily driven by the timing of vendor invoice payments;
•$7.0 million increase in accounts receivable as a result of an increase in net product revenue; and
•$9.7 million net change in other operating assets and liabilities.
Investing Activities
For the three months ended June 30, 2022, we used $5.7 million of cash in investing activities, which was primarily for the purchase of marketable securities, net of maturities.
For the three months ended June 30, 2021, we used $74.4 million of cash in investing activities, which was for the purchases of marketable securities, net of maturities.
Financing Activities
For the three months ended June 30, 2022, $1.2 million of cash was provided by financing activities, which was from proceeds from the exercise of stock options.
For the three months ended June 30, 2021, $4.1 million of cash was provided by financing activities, which was from proceeds from the exercise of stock options.
Contractual Obligations and Other Cash Needs
During the three months ended June 30, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and other cash needs as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended March 31, 2022.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our unaudited condensed consolidated financial statements and related notes requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management periodically reviews our estimates and makes adjustments when facts and circumstances dictate. To the extent there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.
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
Our critical accounting policies are more fully described in “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our

Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022. We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in our Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our activities can expose us to market risks which include interest rate risk, inflation risk, and credit risk. Risk management is carried out by our management under policies approved by our Board of Directors, with oversight provided by the Audit Committee of our Board of Directors. Our overall risk management program seeks to minimize adverse effects on our financial performance.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate debt. As of June 30, 2022, we had an outstanding loan balance of $358.7 million under the Sumitomo Pharma Loan Agreement that bears interest at a variable rate per annum equal to 3-month LIBOR plus a margin of 3%. We currently do not engage in any hedging activities against changes in interest rates. A hypothetical 100 basis point increase in 3-month LIBOR would result in a $0.9 million quarterly increase in interest expense, based on the outstanding balance under the Sumitomo Pharma Loan Agreement as of June 30, 2022.
The U.K Financial Conduct Authority (the authority that regulates LIBOR) has announced that 3-month LIBOR will cease publication after June 30, 2023. When the publication of 3-month LIBOR is discontinued, we will need to agree with Sumitomo Pharma on a new method of calculating the interest rate under the Sumitomo Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the 3-month LIBOR replacement benchmark rate at this time
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation may generally affect us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk include cash, cash equivalents, and marketable securities. We are exposed to credit risk in the event of default by the financial institutions holding our cash and the issuers of our cash equivalents and marketable securities. We maintain our cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. We have established guidelines relative to diversification and maturities of investments to maintain safety and liquidity. We have not historically experienced any significant credit losses related to these financial instruments and do not believe that we are exposed to any significant credit risk related to these instruments.
We are also subject to credit risk from accounts receivable from product sales to customers, amount due from our related party, and amounts due from our collaboration and commercialization partners. We monitor the financial performance and creditworthiness of these parties so we can properly assess and respond to changes in their credit profile and our exposure. We record a reserve against uncollectible amounts as necessary. No significant reserves were recorded as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this Quarterly Report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline and you could lose all or part of your investment in our common shares.
Risks Related to Commercialization of Our Drug Products
Our success depends in part on the successful commercialization of our drug products. To the extent our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.
We received approval for ORGOVYX® (relugolix 120 mg) in December 2020 from the United States (“U.S.”) Food and Drug Administration (“FDA”) for the treatment of adult patients with advanced prostate cancer, and received approval for MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in May 2021 for the management of heavy menstrual bleeding associated with uterine fibroids. We continue to invest a significant portion of our efforts and financial resources in the commercialization of these drug products in the U.S. The ability for us and/or our collaboration partner, Pfizer Inc. (“Pfizer”), to generate net product revenues from our drug products will depend upon the size of the markets, the number of competitors in such markets and numerous other factors, including:
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
Further, in July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. Since RYEQO’s approvals in the EU and U.K., our commercialization partner, Gedeon Richter Plc. (“Richter”) has launched RYEQO in a number of countries in Europe. In April 2022, the EC approved ORGOVYX as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. Our commercialization partner, Accord Healthcare, Ltd. (“Accord”), will be responsible for the commercial launch of ORGOVYX in Europe. The success of Richter in generating net revenue from RYEQO and the success of Accord in generating revenue from ORGOVYX are also subject to many of the factors described above. If we and/or our partners do not achieve one or more of these factors in a timely manner or at all, we and/or our partners could experience significant delays or an inability to successfully commercialize any of our drug products, which would materially harm our business.
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
•the effectiveness and adequacy of our and our collaboration or commercialization partners’ sales and marketing efforts;
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
If we and our collaboration or commercialization partners are unable to effectively market and sell our drug products, the commercialization of our drug products will not be successful and our business will be harmed.
To market our drug products successfully, we must continue to develop and maintain our capabilities in sales, market access, marketing, distribution, and other commercial functions, either on our own or with our third-party partners. We have made arrangements regarding some of these functions in certain markets with third-party partners. For example, on August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion Pharmaceuticals Inc. (“Sunovion”) pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer will collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which Richter will commercialize relugolix combination tablet for uterine fibroids and endometriosis (if approved) in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand. On May 5, 2022, we entered into the Accord License Agreement pursuant to which Accord will commercialize ORGOVYX in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if we decide to enter into licensing arrangements in countries in the Middle East, Africa and India. If Sunovion, Pfizer, Richter, Accord or any other collaboration or commercialization partners we may engage in the future, fail to perform or satisfy its obligations under their respective agreements with us or terminate their relationship with us, the sales, market access, marketing and/or distribution of our drug products would be delayed or may not occur. In addition to the third-party collaboration arrangements described above, we continue to develop and maintain our own sales, market access, marketing, distribution and other commercial capabilities. There are significant expenses and risks involved with maintaining our own sales, market access, marketing, distribution, and other commercial capabilities, including: (i) our ability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our ability to attain access to adequate numbers of healthcare professionals to prescribe any approved drugs; (iii) our ability to negotiate coverage and reimbursement for our products with payers at reasonable rebate or discount levels; (iv) our ability to negotiate competitive provider contracts to ensure access in in-office dispensing pharmacies; and (v) unforeseen costs and expenses associated with establishing and maintaining our own sales, market access, marketing, distribution, and other commercial capabilities. The COVID-19 pandemic may negatively impact our and our collaboration and commercialization partners’ ability to maintain commercial capabilities and may negatively impact our ability to rapidly and effectively educate potential prescribers and, if significant delays result, to commercialize our drug products.
We and our collaboration partner, Pfizer, launched ORGOVYX in the U.S. in January 2021 and MYFEMBREE in the U.S. in June 2021. Further, our commercialization partner, Richter, has launched RYEQO in Europe. We and/or our collaboration and commercialization partners continue to expend significant time and resources to market, sell, seek reimbursement, and distribute these drug products to physicians and the medical community in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics, marketing messages, or the distribution and reimbursement capabilities that we or our collaboration or commercialization partners have developed will be successful. Specifically, for distribution of these drug products, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If we or our collaboration or commercialization partners are unable to perform effectively, our ability to realize sales targets and the return on our investment in developing these drug products will suffer.
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
The FDCA requires that an applicant seeking approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon notice of a paragraph IV challenge, a patent owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.
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
If we or our collaboration or commercialization partners are found to have improperly promoted unapproved uses of our drug products, we may be subject to restrictions on the sale or marketing of our drug products and significant fines, penalties, sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and other regulatory agencies, including regulatory authorities outside the U.S., strictly regulate the marketing and promotional claims that are made about drug products, such as ORGOVYX and MYFEMBREE. In particular, promotion for a product must be consistent with its labeling approved by the FDA or by regulatory agencies in other countries. For example, in the case of ORGOVYX and MYFEMBREE, physicians may prescribe ORGOVYX or MYFEMBREE for indications or uses that are inconsistent with the approved label while we and our collaboration partner, Pfizer, may not market or promote such off-label uses. If we or our collaboration or commercialization partners are found to have promoted such unapproved uses, we may, among other consequences, receive untitled or warning letters and become subject to significant liability, which would materially harm our business. Furthermore, the use of our products for indications other than those approved by the FDA or regulatory authorities outside the U.S. may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Both the U.S. federal government and foreign regulatory authorities have levied significant civil and criminal fines against companies and individuals for alleged improper promotion and have entered into settlement agreements with pharmaceutical companies to limit inappropriate promotional activities. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged.
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
We expect to seek other regulatory approvals for our drug products in jurisdictions outside the U.S. and for our product candidates in the U.S. If we receive regulatory approval for any drug products in jurisdictions outside the U.S. or for our product candidates in the U.S., we will be subject to the same or similar risks we currently face with the commercialization of ORGOVYX and MYFEMBREE, as described under “Risks Related to Commercialization of Our Drug Products” above. For example, in July 2021, the EC, and August 2021, the MHRA, approved RYEQO as the first and only long-term, once-daily oral treatment in the EU and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. Our commercialization partner, Richter, has launched RYEQO in a number of countries in Europe since these regulatory approvals. Sufficient coverage and reimbursement are important for Richter to successfully commercialize RYEQO in Europe, but healthcare reimbursement models and reimbursement requirements vary from country to country in Europe. Although RYEQO has been approved in the EU, many countries have not decided on pricing and reimbursement models. Some European countries may choose not to reimburse RYEQO at all or only reimburse RYEQO at a comparatively low price. The commercialization opportunities of RYEQO in Europe may be limited if RYEQO fails to obtain sufficient coverage or reimbursement in certain countries.
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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $358.7 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.
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
•the achievement of regulatory milestones, commercial launch milestones, sales milestones, and/or royalties that we are eligible to earn pursuant to our collaboration or commercialization agreements;
•the timing, shared costs, and level of investment in our and our collaboration and commercialization partners’ activities related to sales, marketing, market access, manufacturing, and distribution for our drug products and for any product candidates that may receive marketing approval;
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
•the costs to implement or enhance operational, accounting, finance, quality, commercial, and management information systems; and
•economic factors over which we have no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues and expenses.
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
On December 27, 2019, we, one of our subsidiaries, and Sumitomo Pharma entered into the Sumitomo Pharma Loan Agreement, pursuant to which Sumitomo Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of June 30, 2022, approximately $41.3 million of borrowing capacity remained available to us under the Sumitomo Pharma Loan Agreement. We may draw down additional funds under the Sumitomo Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the agreement. In addition, if Sumitomo Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Pharma Loan Agreement.
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

For example, in June 2020, Takeda received a warning letter from the FDA which indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following its routine inspection of aseptic finished pharmaceuticals manufacturing at Takeda’s manufacturing facility located at Takeda 4720, Mitsui, Hikari, Yamaguchi, Japan (“Hikari Facility”). Although this matter was resolved in October 2021, this warning letter required us to remove the Hikari Facility as a manufacturing site from our NDA submissions and to rely on the alternate contract manufacturing organization (“CMO”) listed in the NDA (i.e. Excella) to a greater extent than we had originally planned. We also face the risk that our CMOs may face adverse developments, including with respect to adverse findings during regulatory inspections, delays in regulatory approval and/or the COVID-19 pandemic. If our CMOs fail to fulfill their obligations to manufacture and supply relugolix drug substance and drug product needed for any of our approved drug products and any of our product candidates, or if any of the materials cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections, process validation delays, or other reasons, our development plans and commercialization of any of our approved drug products and any of our product candidates could be significantly delayed or otherwise adversely affected.

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
Our or our affiliates’ employees, independent contractors, advisers, third-party manufacturers, principal investigators, consultants, commercialization partners, collaboration partners, service providers, and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory or legal standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our employees, independent contractors, advisers, third-party manufacturers, principal investigators, consultants, commercialization partners, collaboration partners, service providers, and other vendors, or those of our affiliates, may engage in fraudulent, illegal activity, or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other regulatory bodies, including: those laws that require the reporting of true, complete, and accurate information to such regulatory bodies; laws that require manufacturing by cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy laws; or laws and regulations that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive regulations intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations, and other abusive practices. See the Risk Factors titled, “Our current and future relationships with investigators, healthcare professionals, consultants, third-party payers, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties,” and “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S., which could interrupt our business operations and harm our future international expansion and, consequently, negatively impact our financial condition, results of operations, and cash flows.” These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commissions, customer incentive programs, and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical studies, creating fraudulent data in our nonclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have a Code of Business Conduct and Ethics and other corporate compliance policies, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition.
The COVID-19 pandemic may materially and adversely affect our business and financial condition. For example, due to the COVID-19 pandemic, most of our employees worked remotely during much of 2020 and 2021, and many of our employees continue to do so on a part-time or full-time basis. Although we implemented new ways of working and collaborating, including adopting remote working tools to minimize the disruption to our business activities, employees may be less productive and efficient given competing priorities with home-schooling or caring for sick family members, and employee engagement and productivity may decrease from the stress of the COVID-19 pandemic resulting in delays in the progress of our business. In December 2021, we adopted a policy to require proof of vaccination as a condition of employment for all of our U.S.-based employees, subject to medical and religious exemptions, or as otherwise required by law. The safety protocols we implemented may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. In April 2022, we reopened our offices and our employees began to return to work onsite on a voluntary basis with specific safety protocols. We have a distributed workforce and our employees have become accustomed to working remotely and working with others who are working remotely for the past two years. However, as we reopen our offices, we may face operational or other challenges as we and our partners, customers, suppliers, vendors and other parties with whom we do business continue to adjust to a hybrid model of remote and onsite work. These challenges may result in operational inefficiencies, employee dissatisfaction, and distractions to management related to such transition, any of which could harm our business.
We believe that the COVID-19 pandemic continues to have an impact on our commercialization activities that is consistent with other companies in our industry. As a result of the COVID-19 pandemic, there have been changes in the practice of medical care and medical education. For example, many healthcare providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions of the U.S., the ability of commercial and medical affairs field teams to call on healthcare providers was restricted or converted to virtual access. We and our collaboration partner, Pfizer, launched ORGOVYX in the U.S. in January 2021 and MYFEMBREE in the U.S. in June 2021, and to date, Richter has launched RYEQO in a number of countries in Europe. Our oncology sales and medical affairs field teams resumed in-person interactions with healthcare providers in January 2021 and our women’s health sales and medical affairs field teams began in-person interactions with healthcare providers in June 2021. Despite this, some physician’s offices and many hospitals continue to have limited on-site access for pharmaceutical representatives in order to reduce exposure risk for their patients or staff. Conducting these interactions virtually could reduce the number of medical professionals we are able to engage with, limit our ability to engage with important staff members and virtual meetings have been shown to be less impactful than in-person meetings. The cancellation, postponement or virtual formats for medical conferences also limit access to physicians and reduce awareness of information shared at conferences (medical and promotional). Reduced access to healthcare providers may impact or require adjustments to our planned commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities and supplementing field activities with additional marketing spend. The COVID-19 pandemic has also resulted in fewer opportunities for our medical affairs team to present scientific data as multiple medical conferences have been canceled, postponed, or moved to virtual formats and for our regional medical advisors to engage potential prescribers in scientific exchange. We and our collaboration and commercialization partners may launch other approved products or indications in the COVID-19 environment. Travel restrictions may make it more difficult for us and our collaboration and commercialization partners, such as Sunovion, Pfizer, Richter, and Accord to maximize the effectiveness of third-party market access, marketing, sales, and distribution capabilities.
In addition, we rely on third parties in the U.S. and in various parts of the world to assist in the conduct of our clinical studies and to supply us with sufficient drug supplies. Our ability to ensure continuous clinical drug supply to patients and our ability to ensure continuous patient follow up and data monitoring for our ongoing clinical studies may be adversely impacted. Likewise, while we currently expect that the drug supply we have on hand or expect to procure will be sufficient to support our ongoing clinical studies, our and our collaboration and commercialization partners’ commercial sales for our approved drug products, our supply chain for raw materials, drug substance and drug product is worldwide, and the duration of the COVID-19 pandemic and its impact on the ability of our suppliers to operate could negatively impact our manufacturing supply chain for our approved drug products and for our product candidates that may receive regulatory approval, or for clinical study materials. If disruptions to our supply chain persist for an extended period of time, our clinical study timelines, our financial condition and our results of operations may be negatively impacted. In addition, the COVID-19 pandemic may impact the FDA’s review process and timing of potential approval of our product candidates. Regulatory agency pre-approval inspections are now limited, particularly for sites outside the U.S., and it is not clear if virtual inspections will be required and acceptable.
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
Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the U.K. and the EU was agreed to in December 2020. Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, the U.K is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency (the “EMA”), and a separate marketing authorization will be required to market our product candidates in the U.K. Until January 2023, it is possible for the MHRA to rely on a decision taken by the EC on the approval of a new marketing authorization via the centralized procedure. However, it is unclear whether the MHRA in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive after such time. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us and our collaboration and commercialization partners from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.
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
Our computer systems, as well as those of our contract research organizations (“CROs”), CMOs, third-party logistics providers, third-party collaboration and commercialization partners, and other contractors, consultants, and law and accounting firms, may sustain damage or data leakage from computer viruses, unauthorized access or disclosure, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, and telecommunication and electrical failures.
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
We have a company-wide ERP system pertaining to certain business, operational, and finance processes. We have continued to optimize and expand this ERP system and have implemented and continue to optimize other systems as a part of our ongoing technology and process improvement initiatives. ERP and other information technology system implementations are complex, expensive and time-consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations.
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
On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that regulates LIBOR) announced that after 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. The administrator for LIBOR and other inter-bank offered rates, ICE Benchmark Administration (“IBA”), confirmed on March 5, 2021 its previously announced dates for LIBOR cessation. The 1-week and 2-week USD LIBOR have ceased publication and the 3-month, 6-month and 1-year USD LIBOR are currently scheduled to cease publication after June 30, 2023. The interest rate under the Sumitomo Pharma Loan Agreement is calculated based on 3-month LIBOR and, when the publication of 3-month LIBOR is discontinued, we will need to agree with Sumitomo Pharma on a new method of calculating the interest rate under the Sumitomo Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the 3-month LIBOR replacement benchmark rate at this time.
In addition, the Federal Reserve and other regulating bodies around the world have raised, and may continue to raise, or may announce intentions to raise, interest rates. These developments, along with global economic uncertainties and market volatility, inflation, the impacts of COVID 19, and the conflict between the Russian Federation and Ukraine, could cause interest rates, including the 3-month LIBOR and any replacement benchmark rate, to be volatile.
The conflict between the Russian Federation and Ukraine and other government policies and actions could negatively affect our clinical trial sites in Ukraine. We and/or our collaboration and commercialization partners may not be able to launch our commercial products in the Russian Federation, Ukraine or other regions which may negatively affect our financial results. The uncertain nature, magnitude, and duration of hostilities stemming from such conflict may result in changes in the world’s macroeconomic conditions which negatively affect our business operations.
The conflict between the Russian Federation and Ukraine may have a material adverse effect on our ability to adequately conduct certain clinical trial procedures and maintain compliance with the clinical trial protocol in Ukraine, due to the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and clinical trial participants, or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We may not be able to access sites for monitoring in regions affected by economic, political or social disruptions in Ukraine and we may not be able to obtain data from affected sites going forward. Our collaboration partners could experience disruptions in their supply chains in regions affected by such rising conflict that may have a negative impact on us. If our access to our clinical trial sites and data were to experience significant disruption due to these risks or for other reasons, it could have an adverse effect on the timing of our clinical trials. The ability of the FDA to conduct pre-approval inspections in Ukraine or other disrupted areas could also be adversely affected. In addition, the U.S., the E.U., and the U.K. have adopted comprehensive sanctions, which restrict a wide range of trade and financial dealings with the Russian Federation and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk and Luhansk regions of Ukraine. These sanctions could also extend to Russian allies, such as Belarus. We, or our collaboration and commercialization partners, may not be able to launch our commercial products in Russia, Ukraine or certain regions that are subject to such trade sanctions which may negatively affect our financial results.
The uncertain nature, magnitude, and duration of hostilities stemming from the conflict between the Russian Federation and Ukraine and potential further sanctions against the Russian Federation, embargoes, regional instability, and geopolitical shifts could have a material negative impact on the world’s macroeconomic conditions which may result in potential shipping delays, increased market volatility and uncertainty, and increased cost or unavailability of raw materials and fuel, supplies, freight and labor, inflation, and fluctuations in currency exchange rates. These macroeconomic factors could adversely affect our business, supply chain, clinical studies, results of operations, suppliers or customers. It is not possible for us to predict the broader consequences of this conflict at this time and we continue to monitor this situation and the impact to our business.

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
•inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols; for example, missed assessments or impeded access to clinical study sites due to the COVID-19 pandemic or the conflict between the Russian Federation and Ukraine;
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
Prior to our acquisition of worldwide rights (excluding Japan and certain other Asian countries) to relugolix and worldwide rights to MVT-602, we had no involvement with or control over the nonclinical or clinical development of relugolix or MVT-602. We are dependent on Takeda having conducted such research and development in accordance with the applicable protocols and legal, regulatory, and scientific standards, having accurately reported the results of all clinical studies and other research conducted prior to our acquisition of the rights to relugolix and MVT-602, having correctly collected and interpreted the data from these studies and other research, and having supplied us with complete information, data sets, and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to any of such nonclinical or clinical work could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from these product candidates.

Recruitment, enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical studies on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical studies. Enrollment in our clinical studies may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the study protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical trial sites, the eligibility criteria for the study and the proportion of patients screened that meet those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical studies will not comply with the protocol or will drop out of the studies before completion. In addition, unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical studies, could delay the commencement or rate of completion of our clinical studies. Furthermore, any negative results we or a collaboration partner may report from clinical studies of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical studies of that same product candidate. Similarly, negative or positive results reported by our competitors about their products or product candidates may negatively affect patient recruitment, enrollment, or retention in our clinical studies. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical studies, delaying or potentially preventing us from completing clinical studies. Delays or failures in planned patient recruitment, enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.
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

Reported data or other clinical development announcements by Takeda, its partners or sublicensees, or by our collaboration and commercialization partners, including Pfizer, Richter, or Accord may adversely affect our commercialization of our drug products and our clinical development plans.
Takeda, its partners and sublicensees, and our collaboration and commercialization partners, Pfizer, Richter, and Accord may be involved in the further clinical development of relugolix. Favorable announcements by Takeda, Pfizer, Richter, or Accord do not guarantee that the results of our clinical studies will also be favorable as the designs of our clinical studies may differ from those of Takeda, Pfizer, Richter, or Accord. Further, if clinical study or post-marketing adverse events regarding relugolix are reported, or subsequent announcements by our partners regarding relugolix are unfavorable, it could negatively impact our commercialization of drug products, and our clinical development plans for or opinions of the FDA or other regulatory authorities with respect to relugolix. For example, Takeda has developed relugolix for the treatment of women with uterine fibroid-associated pain and heavy menstrual bleeding in Japan. Takeda reported positive top-line results from its two Phase 3 clinical studies in Japan in women with uterine fibroids and has obtained market authorization in Japan from the Ministry of Health, Labor and Welfare for Relumina® tablets 40 mg (generic name: relugolix) for the improvement of symptoms of uterine fibroids, including heavy menstrual bleeding, lower abdominal pain, lower back pain, and anemia. We cannot provide assurance that the FDA or other health authorities will allow us to use the data from Takeda’s clinical studies in support of any NDA or marketing authorization application that we may submit, and such data may be interpreted differently by the regulatory authorities and provide contradictory evidence in support of the evaluation by the FDA or other regulatory authority. If the FDA or other regulatory authorities do not allow us to use the data from Takeda’s clinical studies, we may be required to perform additional clinical studies.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals for our product candidates, our ability to generate net product revenue will be materially impaired.
We have invested and expect to continue to invest a substantial portion of our efforts and expenditures in the development and advancement of our product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We and our collaboration and commercialization partners are not permitted to market our product candidates in the U.S. until we receive approval of NDAs or sNDAs or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries. Obtaining approval of an NDA, an sNDA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authority may delay, limit or deny approval of our product candidates. The time required to obtain approval of an NDA or an sNDA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approvals may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Obtaining approval of an NDA or an sNDA from the FDA or a regulatory approval from a regulatory authority outside the U.S. is an expensive process. The submission of NDAs and sNDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under approved NDAs and sNDAs are also subject to annual program user fees. We may incur additional costs in the future for our anticipated regulatory submissions, including the fees associated with NDAs, sNDAs and foreign equivalent submissions.
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
To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval for a product candidate by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We are reliant, in part, upon the regulatory expertise of Richter and Accord to gain approval for certain drug products in the licensed territories and are completely reliant on Richter and Accord to generate net product revenue in the territories licensed to them. For example, in July 2021, the EC, and August 2021, the MHRA, approved RYEQO as the first and only long-term, once-daily oral treatment in the EU and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. In addition, in April 2022, the EC approved ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer. We will rely on Richter and Accord to successfully commercialize our approved drug products in Europe. If we or our collaboration or commercialization partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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
Risks Related to Our Dependence on Third Parties
We are dependent upon our relationships with collaboration and commercialization partners to further develop, fund, manufacture, and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration or commercialization partner terminates its collaboration or commercialization agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration or commercialization partner to perform its duties under its collaboration or commercialization agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.

On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the Co-Promotion Territory. In addition to the Pfizer Collaboration and License Agreement, we have entered into collaboration arrangements with other collaboration and commercialization partners. On August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion has agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX for prostate cancer, MYFEMBREE for uterine fibroids, and MYFEMBREE for endometriosis, if approved, in the U.S. On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which, among other things, Richter will be responsible for all commercialization activities for RYEQO for the treatment of women with uterine fibroids and relugolix combination tablet for endometriosis (if approved) in certain territories outside of the U.S. On May 5, 2022, we entered into the Accord License Agreement pursuant to which, among other things, Accord will be responsible for all commercialization activities of ORGOVYX in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if we decide to enter into licensing arrangements in countries in the Middle East, Africa and India.

We are subject to a number of risks associated with our dependence on our relationships with our collaboration and commercialization partners, including:

•our collaboration and commercialization partners may terminate their collaboration or commercialization agreements with us for reasons specified in the collaboration or commercialization agreements, including our breach;

•the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities, including development and commercialization activities, currently performed by our collaboration or commercialization partners in the event that a collaboration or commercialization partner was to terminate its agreement with us;

•adverse decisions by a collaboration or commercialization partner regarding the amount and timing of resource expenditures for the commercialization, distribution, and sale of our drug products;

•failure by a collaboration or commercialization partner to perform its duties under its agreement with us (e.g., its failure to comply with regulatory requirements which may disrupt its performance of its obligations under the agreement with us);

•failure by a collaboration or commercialization partner to timely deliver accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC;

•collaboration or commercialization partners’ and their affiliates’ development and commercialization of products that compete directly or indirectly with our products or products candidates; for example, Accord Healthcare Ltd. is our commercialization partner responsible for the commercialization of ORGOVYX in Europe and one of its affiliates, Accord BioPharma (U.S.) sells CamceviTM, a competitive drug to ORGOVYX, in our U.S. market;

•decisions by a collaboration or commercialization partner to prioritize other of its current or future products more highly than our drug products or our product candidates when it performs its duties;

•possible disagreements with a collaboration or commercialization partner as to the timing, nature and extent of our development plans or distribution and sales and marketing plans; and

•the financial returns to us, if any, under our collaboration agreements with Pfizer, Richter, and Accord depend in large part on the achievement of milestones and generation of product sales, and if Pfizer, Richter, or Accord fail to perform or satisfy their obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.

Due to these factors and other possible disagreements with our collaboration and commercialization partners, we may be delayed or prevented from further developing, manufacturing or commercializing our drug products or our product candidates or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If any collaboration or commercialization partner were to terminate our relationship with it unilaterally, we would need to undertake development, commercialization or distribution or sale activities for our drug products and product candidates solely at our own expense, and/or seek one or more other partners for some or all of these activities in the U.S. or worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for our drug products and our product candidates, and could prevent us from effectively commercializing our drug products and our product candidates. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our relationships with our current collaboration and commercialization partners.
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
Suppliers of key components and materials must be named in the NDA or marketing authorization application filed with the FDA, the EMA, or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if those suppliers are not approved or the qualification of a new supplier is required. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to other negative circumstances, it may result in a delay in our ability to obtain approvals from the FDA or other regulatory authorities. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance with cGMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities both prior to and following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations, issue import restrictions or take other cGMP or regulatory action that could affect our ability to obtain materials from such supplier. If the manufacturing operations of any single suppliers for any of our products are adversely affected or suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet demand, which could harm our business. In addition, if delivery of materials from our suppliers was interrupted for any reason, we may be unable to ship commercial products that may be approved for marketing or supply our products in development for clinical studies. In addition, some of our products and the materials that we utilize in our operations are made only at one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, including an earthquake or a pandemic, equipment failure or other difficulty, may negatively impact our development and commercialization efforts. If we were to encounter any of these difficulties, our ability to provide our products, if approved, and product candidates to patients would be jeopardized.

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
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Pharma, and their affiliates, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to the Sumitomo Pharma Loan Agreement that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. In addition, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Pharma, such as the ability of Sumitomo Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and together with an information sharing agreement we have with Sumitovant, to provide Sumitovant with certain information and give them access to certain of our records. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. We may enter into additional agreements with Sumitovant or Sumitomo Pharma or their affiliates in the future. Sumitovant and Sumitomo Pharma and its affiliates may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee composed of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant, Sumitomo Pharma and Sunovion may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares.
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
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority (“BMA”) must approve all issues and transfers of shares of a Bermuda exempted company. However, the BMA has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes the NYSE. Additionally, we have sought and have obtained a specific permission from the BMA for the issue and transfer of our common shares up to the amount of our authorized capital from time to time, and options, warrants, depository receipts, rights, loan notes, debt instruments, and our other securities to persons resident and non-resident for exchange control purposes without the need for prior approval of such issue or transfer. The general permission or the specific permission would cease to apply if we were to cease to be listed on the NYSE or another appointed stock exchange.
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
We (Myovant Sciences Ltd.) are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. However, we are centrally managed and controlled in the U.K., and under U.K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains, and subject to U.K.’s controlled foreign company rules, in respect of which a tax liability could arise on certain profits of controlled companies to which no exemption applies.
We may be treated as a dual resident company for U.K. tax purposes. This could have the effect of denying us the right to claim certain reliefs from U.K. tax, although we do not anticipate any such circumstances arising at the present time.
We (or our subsidiary companies) may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, for example, as a result of being considered to have a permanent establishment in a jurisdiction other than the one in which we are resident for tax purposes.
It is also possible that taxing authorities in any jurisdictions where we have a legal presence or otherwise operate could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
We currently have subsidiaries in the U.K., Switzerland, Ireland, and the U.S. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in these and possibly other countries and tax jurisdictions. In part, the business of our group companies is conducted through intercompany services and distribution agreements.
Our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, are organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. Where two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing policies and procedures are not binding on applicable tax authorities.
If tax authorities in any of the countries in which we operate were to successfully challenge our transfer prices as not reflecting arm’s length terms, or the facts of aspects such as our operations, management or intellectual property ownership not being in accordance with our documented or intended transfer pricing positions, they could require us to adjust our transfer prices and/or reallocate our income to reflect revised transfer pricing or profit allocations, which could result in a higher tax liability to us. If the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation, subject however to there being in place a tax treaty between the relevant jurisdictions requiring the respective tax authorities to enter into a mutual agreement procedure (“MAP”). Even in this case, MAP processes may still result in the proposed reallocation of income being fully or partly upheld, and they typically take a number of years to conclude, resulting in uncertainty of outcome in the meantime.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination may be uncertain. Also, tax laws are dynamic, and our tax liabilities could be adversely affected by changes in foreign currency exchange rates or by changes in relevant tax, accounting, and other laws, regulations, principles, and interpretations. In addition, our effective tax rate could be adversely affected if tax authority interpretations, for example, on audit or in seeking clearances or rulings, differ from our own.
The application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of different jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.
If tax authorities were, for example, to reallocate income to a higher tax jurisdiction, subject our income to double taxation, disagree with positions taken on deductibility, and/or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations, and cash flows.
We continue to assess the impact of changes in tax laws on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of such changes and developments in the tax laws of jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K., Switzerland and Ireland), the U.S., Bermuda, and other jurisdictions. It could also be affected at a future date by certain changes resulting from the Organization for Economic Co-operation and Development (“OECD”) and their action plans on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD or the EC. The OECD is working on proposals, commonly referred to as BEPS 2.0, which, if implemented, would make important changes to the international tax system, by allocating taxing rights in respect of certain profits of multinational enterprises above a fixed profit margin to the jurisdictions within which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future) and imposing a minimum effective tax rate on certain multinational enterprises. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are earned and determined to be attributable for tax purposes; (2) the resolution of issues arising from any future tax audits with tax authorities resulting in liabilities in excess of those for which we have previously provided; (3) changes in the valuation of our deferred tax assets and liabilities; (4) increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; (5) changes in the taxation of share-based compensation; (6) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles of relevant jurisdictions; and (7) challenges to the transfer pricing policies related to our structure.
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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. With respect to the taxable year that ended on March 31, 2022, we believe that we were not a PFIC. However, we cannot predict whether we will or will not be classified as a PFIC in the current or future taxable years because the PFIC tests are based upon the average value of our assets, including any goodwill and going concern value, and the nature and composition of our income and assets, in each taxable year, which cannot be known at this time. Because the determination of whether we are a PFIC for any taxable year is a fact-intensive determination made annually after the end of each taxable year, and because certain aspects of the PFIC rules are uncertain, we therefore cannot provide any assurances regarding our PFIC status for the current or future taxable years.

The implementation of our structures and arrangements has included consideration of potential to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, resulting in an adverse impact on the determination of whether we are classified as a PFIC.
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
Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, inflation could negatively impact us by increasing our cost of labor (through higher wages), commercial support, manufacturing and clinical supply expenditures. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our operations. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations, if needed. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials required for our product candidates, as well as commercial product to support our commercialization activities of our approved products. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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

•the achievement of regulatory milestones, commercial launch milestones, sales milestones, and/or royalties that we are eligible to earn pursuant to our collaboration or commercialization agreements;

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are also required to include in our Annual Report on Form 10-K an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access the capital markets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Fifth Amended and Restated Bye-Laws.	10-Q	001-37929	3.3	02/10/2020
10.1	†+	Letter of Understanding between Myovant Sciences, Inc. and Matthew Lang.
31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: July 27, 2022