Form 10-Q
period 2022-09-30
Myovant Sciences Ltd.
filed 2022-10-26
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-37929

Myovant Sciences Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-1343578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7th Floor
50 Broadway
London
SW1H 0DB
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on October 21, 2022 was 96,802,808.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
Risks Related to the Proposed Acquisition of Myovant by Sumitovant
•The conditions to the proposed Merger as set forth in the Merger Agreement may not be satisfied or waived in a timely manner or at all, or the Merger Agreement may be terminated in accordance with its terms, which could negatively impact our business, financial condition, results of operations, and the price of our common shares.
•The announcement of the proposed Merger could negatively impact our business, financial condition, or results of operations.
•The Merger Agreement contains provisions that may discourage a third party from acquiring us prior to the completion of the Merger.
•Attending to matters related to the proposed Merger could divert our management’s focus from our ongoing business operations.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the transactions related to the Merger Agreement.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$341,960	$406,704
Accounts receivable, net	33,762	23,296
Marketable securities	29,330	27,483
Inventories	23,047	7,584
Prepaid expenses and other current assets	31,868	22,498
Amount due from related party	943	580
Total current assets	460,910	488,145
Property and equipment, net	2,708	2,944
Operating lease right-of-use asset	7,026	7,961
Other assets	13,330	20,961
Total assets	$483,974	$520,011
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,215	$12,250
Accrued expenses and other current liabilities	84,081	68,594
Deferred revenue	117,231	100,564
Amounts due to Pfizer	38,939	32,563
Cost share advance from Pfizer	—	33,818
Operating lease liability	2,374	2,148
Amounts due to related parties	851	393
Total current liabilities	251,691	250,330
Deferred revenue, non-current	379,321	375,706
Long-term operating lease liability	5,788	7,041
Long-term debt, less current maturities (related party)	358,700	358,700
Other liabilities	1,723	1,711
Total liabilities	997,223	993,488
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 96,557,652 and 94,858,446 issued and outstanding at September 30, 2022 and March 31, 2022, respectively	2	2
Additional paid-in capital	823,021	795,935
Accumulated other comprehensive loss	(17,285)	(17,285)
Accumulated deficit	(1,318,987)	(1,252,129)
Total shareholders’ deficit	(513,249)	(473,477)
Total liabilities and shareholders’ deficit	$483,974	$520,011
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$49,947	$21,063	$91,298	$32,617
Pfizer collaboration revenue	54,577	25,172	79,718	54,681
Accord license revenue	—	—	50,000	—
Richter license and milestone revenue	300	31,667	300	31,667
Total revenues	104,824	77,902	221,316	118,965
Operating costs and expenses:
Cost of product revenue	4,942	2,622	9,857	3,654
Collaboration expense to Pfizer	22,418	8,565	40,434	13,826
Selling, general and administrative (1)	84,259	58,781	163,291	119,993
Research and development	26,916	26,280	50,806	57,160
Total operating costs and expenses	138,535	96,248	264,388	194,633
Loss from operations	(33,711)	(18,346)	(43,072)	(75,668)
Interest expense (2)	4,813	3,494	9,013	6,999
Interest income	(1,018)	(100)	(1,504)	(178)
Loss before income taxes	(37,506)	(21,740)	(50,581)	(82,489)
Income tax expense (benefit)	8,113	(149)	16,277	762
Net loss and comprehensive loss	$(45,619)	$(21,591)	$(66,858)	$(83,251)
Net loss per common share — basic and diluted	$(0.47)	$(0.23)	$(0.70)	$(0.90)
Weighted average common shares outstanding — basic and diluted	96,211,190	92,355,150	95,801,991	92,019,987
(1) Includes $1,241 and $2,404 of related party expense (inclusive of third-party pass-through costs) for the three and six months ended September 30, 2022, respectively. Includes $1,173 and $2,447 of related party expense (inclusive of third-party pass-through costs) for the three and six months ended September 30, 2021, respectively. See Note 5.
(2) Includes $4,813 and $8,445 of interest expense under the Sumitomo Pharma Loan Agreement for the three and six months ended September 30, 2022, respectively. Includes $2,885 and $5,789 of interest expense under the Sumitomo Pharma Loan Agreement for the three and six months ended September 30, 2021, respectively. See Note 5(C).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2022	94,858,446	$2	$795,935	$(17,285)	$(1,252,129)	$(473,477)
Share-based compensation	—	—	10,001	—	—	10,001
Issuance of shares upon exercise of stock options and release of share awards	798,586	—	1,191	—	—	1,191
Net loss	—	—	—	—	(21,239)	(21,239)
Balance at June 30, 2022	95,657,032	2	807,127	(17,285)	(1,273,368)	(483,524)
Share-based compensation	—	—	11,901	—	—	11,901
Issuance of shares upon exercise of stock options and release of share awards	900,620	—	3,993	—	—	3,993
Net loss	—	—	—	—	(45,619)	(45,619)
Balance at September 30, 2022	96,557,652	$2	$823,021	$(17,285)	$(1,318,987)	$(513,249)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2021	91,000,869	$2	$709,466	$(17,285)	$(1,046,148)	$(353,965)
Share-based compensation	—	—	11,262	—	—	11,262
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	1,862	—	—	1,862
Share-based compensation reclassified to current liabilities	—	—	(1,377)	—	—	(1,377)
Issuance of shares upon exercise of stock options and release of share awards	941,774	—	4,252	—	—	4,252
Net loss	—	—	—	—	(61,660)	(61,660)
Balance at June 30, 2021	91,942,643	2	725,465	(17,285)	(1,107,808)	(399,626)
Share-based compensation	—	—	11,863	—	—	11,863
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	16,297	—	—	16,297
Share-based compensation reclassified to current liabilities	—	—	(915)	—	—	(915)
Issuance of shares upon exercise of stock options and release of share awards	1,135,146	—	11,045	—	—	11,045
Net loss	—	—	—	—	(21,591)	(21,591)
Balance at September 30, 2021	93,077,789	$2	$763,755	$(17,285)	$(1,129,399)	$(382,927)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(66,858)	$(83,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	21,423	23,125
Depreciation	670	716
Non-cash interest expense	568	1,210
Amortization of operating lease right-of-use assets	935	820
Changes in operating assets and liabilities:
Accounts receivable	(10,466)	(10,832)
Inventories	(14,984)	(3,530)
Prepaid expenses and other current assets	(9,328)	(4,414)
Amount due from related party	(363)	—
Other assets	8,399	1,798
Accounts payable	(4,083)	(9,519)
Accrued expenses and other current liabilities	15,487	1,722
Deferred revenue	20,282	28,652
Amounts due to Pfizer	6,376	18,003
Cost share advance from Pfizer	(34,386)	(38,304)
Operating lease liabilities	(1,027)	(869)
Amounts due to related parties	458	(209)
Other liabilities	12	(1,696)
Net cash used in operating activities	(66,885)	(76,578)
Cash flows from investing activities:
Purchases of marketable securities	(24,647)	(94,448)
Maturities of marketable securities	22,800	7,035
Purchases of property and equipment	(386)	(361)
Net cash used in investing activities	(2,233)	(87,774)
Cash flows from financing activities:
Proceeds from stock option exercises	5,142	15,135
Net cash provided by financing activities	5,142	15,135
Net change in cash, cash equivalents and restricted cash	(63,976)	(149,217)
Cash, cash equivalents and restricted cash, beginning of period	416,804	677,480
Cash, cash equivalents and restricted cash, end of period	$352,828	$528,263
Supplemental Disclosures of Non-Cash Financing and Investing Information:
Change in fair value of share-based awards recorded to additional paid-in capital	$—	$2,292
Equipment purchases included in accounts payable	$48	$352
Reclassification of share-based compensation liabilities to additional paid-in capital upon settlement of awards	$—	$18,159
Stock options exercised receivable, included in prepaid expenses and other current assets	$42	$162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company” or “Myovant”) is a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, the Company has executed multiple successful Phase 3 clinical trials across oncology and women’s health leading to three regulatory approvals by the United States (“U.S.”) Food and Drug Administration (“FDA”): (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids; and (3) MYFEMBREE which was approved in August 2022 for the management of moderate to severe pain associated with endometriosis, establishing MYFEMBREE as the first and only once-daily oral GnRH treatment approved for both uterine fibroids and endometriosis.
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
In June 2022, the FDA accepted for review the Company’s supplemental New Drug Application (“sNDA”) that proposes updates to the U.S. Prescribing Information based on the safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study of MYFEMBREE in premenopausal women with heavy menstrual bleeding due to uterine fibroids for up to two years. The FDA set a Prescription Drug User Fee Act (“PDUFA”) goal date of January 29, 2023 for this sNDA. MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. The Company is also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since its inception, the Company has funded its operations primarily from the issuance and sale of its common shares, from debt financing arrangements, and more recently from the upfront and milestone payments it has received from its collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”), the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of September 30, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, beneficially own 50,041,181, or approximately 51.8%, of the Company’s outstanding common shares.
On October 23, 2022, Myovant, Sumitovant, Zeus Sciences Ltd., a wholly owned subsidiary of Sumitovant (“Merger Sub”), and, solely with respect to Article IX and Annex A of the Merger Agreement, Sumitomo Pharma, entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub with and into Myovant (the “Merger”), with Myovant continuing as the surviving company following the Merger as a wholly owned subsidiary of Sumitovant (the “Surviving Company”). Subject to the terms and conditions set forth in the Merger Agreement, in the event the Merger is consummated, holders of the Company’s common shares (other than Excluded Shares, Parent Owned Shares and Dissenting Shares (as each such term is defined in the Merger Agreement)) will be entitled to receive $27.00 per share in cash, without interest and less any applicable withholding taxes (the “Per Share Merger Consideration”). See Note 5(A) for more details on the Merger Agreement.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2022 and March 31, 2022, and its condensed consolidated statements of operations and comprehensive loss, and shareholders’ deficit for the three and six months ended September 30, 2022 and 2021, and its condensed consolidated statements of cash flows for the six months ended September 30, 2022 and 2021. The March 31, 2022 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The results for interim periods are not necessarily indicative of results for the entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended March 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2022.
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
Reclassification
Certain reclassification has been made to the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2021 to place them on a comparable basis with the six months ended September 30, 2022, regarding the presentation of amortization of operating lease right-of-use assets of $0.8 million. The reclassification had no effect on the previously reported results of operations. The reclassification had no effect on previously reported cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.

Liquidity and Capital Resources
As of September 30, 2022, the Company had approximately $371.3 million in cash, cash equivalents, and marketable securities. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report.
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
As of September 30, 2022, the Company had approximately $41.3 million of borrowing capacity available to it under the Sumitomo Pharma Loan Agreement (see Note 5(C)). As of September 30, 2022, the Company is also eligible to earn up to $3.5 billion, $122.2 million, and $90.5 million of additional milestone payments from Pfizer Inc. (“Pfizer”), Gedeon Richter Plc. (“Richter”), and Accord Healthcare, Ltd. (“Accord”), respectively, as well as potential royalty payments from Richter and Accord. See Note 8 for additional information about the Pfizer Collaboration and License Agreement, the Richter Development and Commercialization Agreement, and the Accord License Agreement.
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per common share for the periods indicated because their inclusion would have been anti-dilutive:

	September 30,
	2022	2021
Stock options	5,301,175	7,747,596
Restricted stock units and performance stock units (unvested)	7,829,202	4,734,445
Warrants	73,710	73,710
Total	13,204,087	12,555,751
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022, and subject to a proposed extension to December 31, 2024. The Company’s outstanding debt with Sumitomo Pharma bears a variable interest rate that is indexed off of 3-month LIBOR, for which publication is expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, the Company and Sumitomo Pharma will negotiate in good faith to select an alternative interest rate in accordance with the Sumitomo Pharma Loan Agreement. The Company has not yet

adopted this guidance and is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
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
Note 2—Revenue Components
The following table provides information about the Company’s revenues (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net:
ORGOVYX	$43,319	$18,663	$79,353	$29,142
MYFEMBREE	6,403	629	10,402	1,704
Richter product supply and royalties	225	1,771	1,543	1,771
Total product revenue, net	49,947	21,063	91,298	32,617
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	20,974	41,948	41,948
Amortization of regulatory milestones	33,603	4,198	37,770	12,733
Total Pfizer collaboration revenue	54,577	25,172	79,718	54,681
Accord license revenue	—	—	50,000	—
Richter license and milestone revenue	300	31,667	300	31,667
Total revenues	$104,824	$77,902	$221,316	$118,965
Product Revenue, net
The Company generates product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. The Company records product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
For the six months ended September 30, 2022, product revenue, net also includes revenues related to product supply to Richter of $1.1 million, and for the three and six months ended September 30, 2022 product revenue, net also includes royalties on net sales of RYEQO in Richter’s Territory of $0.2 million and $0.4 million, respectively. There was no revenue related to product supply to Richter for the three months ended September 30, 2022. For the three and six months ended September 30, 2021, product revenue, net also includes revenues related to product supply to Richter of $1.7 million, as well as royalties on net sales of RYEQO in Richter’s Territory of less than $0.1 million.
The activities and ending balances for each significant category of discounts and allowances (which constitutes variable consideration) for the six months ended September 30, 2022 were as follows (in thousands):

	Reserve -government and other incentives	Chargebacks and administrative fees	Returns	Sales Discounts	Total
Balance as of March 31, 2022	$13,734	$2,628	$3,028	$486	$19,876
Provision related to sales in the current year	54,248	14,169	1,838	2,627	72,882
Adjustments related to prior year sales	1,050	(741)	—	—	309
Credits and payments made during the current year	(39,056)	(12,273)	(5)	(2,481)	(53,815)
Balance as of September 30, 2022	$29,976	$3,783	$4,861	$632	$39,252
The total reserves described above are summarized as components of the Company’s unaudited condensed consolidated balance sheets as follows (in thousands):

	September 30, 2022	March 31, 2022
Reduction of accounts receivable, net	$632	$486
Component of accrued expenses and other current liabilities	38,620	19,390
Total revenue-related reserves	$39,252	$19,876
Pfizer Collaboration Revenue
Pfizer collaboration revenue for the three and six months ended September 30, 2022 and 2021 consists of the partial recognition of the upfront payment the Company received from Pfizer upon entering into the Pfizer Collaboration and License Agreement in December 2020 and of the $100.0 million regulatory milestone payment the Company received from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. Pfizer collaboration revenue for the three and six months ended September 30, 2022 also includes the partial recognition of the $100.0 million regulatory milestone payment the Company received from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of moderate to severe pain associated with endometriosis on August 5, 2022. See Note 8(A) for additional information regarding the Pfizer Collaboration and License Agreement.
Accord License Revenue
Accord license revenue for the six months ended September 30, 2022 consists of the recognition of the upfront payment the Company received from Accord in May 2022 pursuant to the Accord License Agreement. There was no Accord license revenue for the three months ended September 30, 2022, or for the three and six months ended September 30, 2021. See Note 8(C) for additional information regarding the Accord License Agreement.
Richter License and Milestone Revenue
Richter license and milestone revenue for the three and six months ended September 30, 2021 consists of the recognition of a $15.0 million regulatory milestone payment that was triggered upon the EC approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of the Company’s delivery of the remaining substantive relugolix combination tablet data packages to Richter. Richter license and milestone revenue for the three and six months ended September 30, 2022 consists of a $0.3 million regulatory milestone payment that was triggered upon the approval of RYEQO for the uterine fibroids indication in Australia. See Note 8(B) for additional information regarding the Richter Development and Commercialization Agreement.

Note 3—Certain Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
The following represents a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$341,960	$518,163
Restricted cash (included in other assets)	10,868	10,100
Total cash, cash equivalents and restricted cash	$352,828	$528,263
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash (maturity of three months or less at the time of purchase). Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use. As of September 30, 2022 and 2021, restricted cash includes approximately $7.1 million, that is held in an escrow fund for use by Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Pharma, to manage payments for rebates, chargebacks, and similar fees pursuant to the Market Access Services Agreement (see Note 5(F)).
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Raw materials	$9,999	$663
Work in process	10,829	3,737
Finished goods	2,219	3,184
Total inventories	$23,047	$7,584
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Accrued sales discounts, rebates, and allowances	$38,620	$19,390
Accrued compensation-related expenses	18,171	26,389
Accrued R&D expenses	7,081	6,955
Accrued commercial expenses	6,387	7,196
Accrued royalties payable to Takeda	3,769	2,470
Accrued professional fees	3,595	1,340
Accrued income tax payable	2,977	720
Accrued other expenses	2,864	3,309
Deferred product revenue	617	825
Total accrued expenses and other current liabilities	$84,081	$68,594
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

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of September 30, 2022
Assets:
Money market funds (1)	$165	$—	$—	$165
Commercial paper (2)	—	154,164	—	154,164
U.S. treasury securities (3)	1,930	—	—	1,930
Total assets	$2,095	$154,164	$—	$156,259

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2022
Assets:
Money market funds (1)	$69	$—	$—	$69
Commercial paper (2)	—	219,772	—	219,772
Total assets	$69	$219,772	$—	$219,841

(1) Included in cash and cash equivalents.
(2) Includes $126.8 million in cash and cash equivalents and $27.4 million in marketable securities as of September 30, 2022. Includes $192.3 million in cash and cash equivalents and $27.5 million in marketable securities as of March 31, 2022.
(3) Included in marketable securities, non-current.
There were no liabilities measured at fair value on a recurring basis as of September 30, 2022 or March 31, 2022.

The Company does not intend to sell its marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented.
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company recorded the cost share advance from Pfizer, which was included in Level 2 of the fair value hierarchy, at its estimated fair value as of the transaction date. As discussed in Note 8(A), on the transaction date, the cost share advance from Pfizer was discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance was expected to be utilized. The recorded amount was reduced each reporting period by the amount of Allowable Expenses applied to the cost share advance. As of September 30, 2022, the cost share advance from Pfizer has been fully utilized and no amounts remained outstanding on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2022. There were no non-recurring fair value assets as of September 30, 2022 and March 31, 2022.
Note 5—Related Party Transactions
As of September 30, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, beneficially own 50,041,181, or approximately 51.8%, of the Company’s outstanding common shares. The Company has agreements with Sumitovant, Sumitomo Pharma, and their affiliates, including Sunovion, a subsidiary of Sumitomo Pharma. Certain of these agreements are described below.
(A) Merger Agreement
On October 23, 2022, Myovant, Sumitovant, Merger Sub, and, solely with respect to Article IX and Annex A of the Merger Agreement, Sumitomo Pharma, entered into the Merger Agreement. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, at the closing of the merger contemplated thereby, Merger Sub will be merged with and into Myovant (the “Merger”), with Myovant continuing as the surviving company following the Merger as a wholly owned subsidiary of Sumitovant.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each of Myovant’s common shares, $0.000017727 par value per share (the “Common Share”), issued and outstanding immediately prior to the Effective Time (other than Excluded Shares, Sumitovant Owned Shares and Dissenting Shares (as each such term is defined below)) will automatically cease to exist, and each holder of a Common Share will cease to have any rights with respect thereto, except for the right to receive the Per Share Merger Consideration; (ii) any Common Share owned by Myovant or any direct or indirect wholly owned subsidiary of Myovant (each, an “Excluded Share”) as of immediately prior to the Effective Time will be cancelled and will automatically cease to exist, and no consideration will be delivered in exchange therefor; (iii) each Common Share that is owned directly by Sumitovant as of immediately prior to the Effective Time (each, a “Sumitovant Owned Share”) will remain outstanding and will constitute a fully paid and nonassesable common share of the Surviving Company; (iv) each Common Share held by a holder who, as of the Effective Time, did not vote in favor of the Merger and complied with certain procedures specified in the Merger Agreement (each, a “Dissenting Share”), will automatically be cancelled and the holder thereof will have the right to receive the Per Share Merger Consideration plus the amount of any excess of the appraised fair value as determined by the Supreme Court of Bermuda above the Per Share Merger Consideration; and (v) each common share, par value $0.000017727 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will remain outstanding and will constitute a fully paid and nonassesable common share of the Surviving Company. As a result of the Merger, Sumitovant will acquire Myovant and own all of the issued and outstanding shares of the Surviving Company.
In addition, immediately prior to the Effective Time, subject to specified exceptions applicable to certain restricted share units to be granted after the execution of the Merger Agreement or as otherwise agreed between the parties thereto, each Myovant equity award that is outstanding, whether vested or unvested, will be cancelled and thereafter only entitle the holder to the right to receive an amount (reduced by any applicable withholding tax) in cash equal to, as applicable: (i) the number of Common Shares subject to a Myovant stock option multiplied by the Per Share Merger Consideration, minus such stock option’s exercise price; provided that each option with an exercise price per Common Share that is equal to or greater than the Per Share Merger Consideration will be cancelled without payment; (ii) the number of restricted share units of Myovant multiplied by the Per Share Merger Consideration; and (iii) the number of restricted share units of Myovant subject to performance-based vesting conditions (deeming performance goals as being satisfied), multiplied by the Per Share Merger Consideration.
Completion of the Merger is subject to the satisfaction of certain conditions, including: (i) the adoption of the Merger Agreement at a shareholder meeting to consider such matter by the requisite vote of Myovant’s shareholders, including the approval by the holders of a majority of the outstanding Common Shares entitled to vote and voting at such meeting and by the holders of a majority of the outstanding Common Shares not held by Sumitovant or its affiliates, (ii) the expiration of applicable waiting period of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Merger, (iv) the accuracy of each party’s representations and warranties (subject to certain materiality and Company Material Adverse Effect (as defined in the Merger Agreement) qualifications), (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement and (vi) the absence of a Company Material Adverse Effect following the date of the Merger Agreement that is continuing.
Sumitovant and Myovant have each made customary representations, warranties and covenants in the Merger Agreement, including covenants: (i) in the case of Myovant, to cause a meeting of its shareholders to be duly called and held as soon as reasonably practicable following the clearance of a proxy statement and Statement on Schedule 13E-3 in connection with the Merger by the SEC for the purpose of voting on the adoption of the Merger Agreement and (ii) in the case of each party, to use its reasonable best efforts to promptly take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under the Merger Agreement and applicable laws to consummate and make effective as promptly as practicable the Merger, subject to certain limitations set forth in the Merger Agreement. Subject to certain exceptions, Myovant has agreed to conduct its business in the ordinary course consistent with past practice, including not taking certain specified actions, prior to the consummation of the Merger or the termination of the Merger Agreement pursuant to its terms.
Under the Merger Agreement, Myovant has agreed not to: (i) initiate, solicit, propose, knowingly encourage or knowingly facilitate any inquiry or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an Alternative Proposal (as defined in the Merger Agreement); (ii) engage in, continue or otherwise participate in any discussions with or negotiations relating to any Alternative Proposal, subject to certain exceptions, or any inquiry, proposal or offer that would reasonably be expected to lead to an Alternative Proposal; (iii) provide any non-public information to any person in connection with any Alternative Proposal or any proposal or offer that would reasonably be expected to lead to an Alternative Proposal; (iv) otherwise knowingly facilitate any effort or attempt to make an Alternative Proposal; or (v) cause or permit the Company to enter into an Alternative Proposal. However, subject to the satisfaction of certain conditions, the Company Board (acting upon the recommendation of the Special Committee) or the Special Committee is permitted to take certain actions which may, as more fully described in the Merger Agreement, include, prior to adoption and approval of the Merger Agreement and the other transactions contemplated thereby, including the Merger, by the requisite vote of Myovant’s shareholders, changing the Company Board’s or the Special Committee’s recommendation in response to a Superior Proposal or Intervening Event (each as defined in the Merger Agreement).
The Merger Agreement contains certain termination rights for each of Sumitovant and Myovant, including the right to terminate (i) by mutual written consent, (ii) by either the Company (acting at the recommendation of the Special Committee) or by Sumitovant under specific circumstances, (iii) if the Merger is not consummated on or before 5:00 p.m., Pacific Time, on May 31, 2023 or (iv) to enter into a definitive agreement related to a Superior Proposal. Additionally, the Merger Agreement provides that, upon termination of the Merger Agreement, under specified circumstances, Myovant will be required to pay Sumitovant a termination fee of $55.25 million.
No amounts have been paid to or received from Sumitovant under the Merger Agreement; however, the Company believes the Merger Agreement is material to its business and operations.
(B) Voting and Support Agreement
In connection with the entry into the Merger Agreement, on October 23, 2022, Sumitovant and Myovant entered into a Voting and Support Agreement (the “Voting and Support Agreement”) whereby Sumitovant has agreed, among other things, that at any meeting of the shareholders of Myovant or in connection with any written consent of the shareholders of Myovant, Sumitovant will appear at such meeting or cause its Common Shares to be counted as present at such meeting for purposes of establishing a quorum and, so long as Sumitovant is not prohibited from doing so by applicable law, vote or consent all of its Common Shares in favor of the Merger and the adoption of the Merger Agreement.
No amounts have been paid to or received from Sumitovant under the Voting and Support Agreement; however, the Company believes the Voting and Support Agreement is material to its business and operations.
(C) Sumitomo Pharma Loan Agreement
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
As of September 30, 2022, approximately $41.3 million of borrowing capacity remains available to the Company, subject to the terms of the Sumitomo Pharma Loan Agreement and the outstanding loan balance of $358.7 million is classified as a long-term liability on the unaudited condensed consolidated balance sheet under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Pharma Loan Agreement was $4.8 million and $8.4 million for the three and six months ended September 30, 2022, respectively, and $2.9 million and $5.8 million for the three and six months ended September 30, 2021, respectively, and is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
(D) Investor Rights Agreement
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
The Investor Rights Agreement also contains certain protections for the Company’s minority shareholders for so long as Sumitomo Pharma or certain of its affiliates beneficially owns more than 50% of the Company’s common shares. These protections include: (i) a requirement that Sumitovant vote its shares for the election of independent directors in accordance with the recommendation of the Company’s board of directors (the “board”) or in the same proportion as the shareholders not affiliated with Sumitovant vote its shares; (ii) a requirement that the audit committee of the Company’s board be composed solely of three independent directors; (iii) a requirement that any transaction proposed by Sumitomo Pharma or certain of its affiliates that would increase Sumitomo Pharma’s beneficial ownership to over 60% of the outstanding voting power of the Company must be approved by the Company’s audit committee (if occurring prior to December 27, 2022), and be conditioned on the approval of shareholders not affiliated with Sumitovant approving the transaction by a majority of the common shares held by such shareholders; and a requirement that any related person transactions between Sumitomo Pharma or certain of its affiliates and the Company must be approved by the Company’s audit committee.
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
(E) Services and Information Sharing Agreement
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
Under the agreement, Sumitovant also agrees to provide, upon the Company’s election, various administrative and general business support services as well as research and development services to the Company and its subsidiaries, and the Company agrees to reimburse Sumitovant for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by employees of Sumitovant, the agreement provides for Sumitovant to charge the Company based upon the relative percentage of time utilized on matters related to the Company by the respective employee and a mutually agreed upon mark-up on such expenses. Under the agreement, all other third-party pass-through costs are billed to the Company at cost. For both the three and six months ended September 30, 2022, the Company incurred less than $0.1 million, under this agreement.
(F) Market Access Services Agreement
On August 1, 2020, one of the Company’s subsidiaries, entered into a Market Access Services Agreement, as amended (“Market Access Services Agreement”), with Sunovion. Pursuant to the Market Access Services Agreement, among other things, Sunovion agreed to provide certain market access services with respect to the distribution and sale of ORGOVYX (“Prostate Cancer Product”) and MYFEMBREE (“Women’s Health Product,” and collectively with Prostate Cancer Product, the “Products”, and each a “Product”), including, among other things: (i) adding the Products to Sunovion’s agreements with its third party logistics providers; (ii) adding the Women’s Health Product to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks and negotiating rates for the Products with certain market access customers; (iii) providing order-to-cash services; (iv) providing certain employees to provide market access account director services; (v) performing activities required in connection with supporting and maintaining contracts between the Company and market access customers for the coverage, purchase, or dispensing of the Products; (vi) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to the Products; (vii) providing the Company with price reporting metrics and other information required to allow the Company to comply with applicable government price reporting requirements; (viii) coordinating with the Company and any applicable wholesalers and distributors to address any recalls, investigations, or product holds; (ix) configuring, or causing to be configured, the appropriate software systems to enable Sunovion to perform its obligations under the Market Access Services Agreement; and (x) providing training and certain other ancillary support services to facilitate the foregoing. Pursuant to this agreement, Sunovion will also provide certain services to the Company to enable the Company to comply with its obligations under the State Transparency Laws.
The Company, in turn, appointed Sunovion as the exclusive distributor of the Women’s Health Product and a non-exclusive distributor of the Prostate Cancer Product, each in the U.S., including all of its territories and possessions.
In order to facilitate Sunovion’s provision of these services, the Company agreed, among other things, to: (i) grant Sunovion a non-exclusive license under all intellectual property owned or controlled by the Company, solely for Sunovion’s use in connection with its performance of the contemplated services; (ii) provide Sunovion periodic reports of sales projections and estimated volume requirements, as well as such other information as Sunovion reasonably requests or may need to perform the services; (iii) comply with the provisions of any agreements between Sunovion and third parties pursuant to which the Products will be distributed or sold; (iv) cooperate with certain investigations related to orders and audits of the Company’s quality systems solely related, as reasonably determined by Myovant, to Sunovion’s performance of certain regulatory services, at Sunovion’s costs; and (v) promptly notify Sunovion in the event relugolix is recalled.

As consideration for the services, the Company has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, the Company also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion to manage payments for rebates, chargebacks and similar fees. For the three and six months ended September 30, 2022, the Company incurred $1.2 million and $2.4 million, respectively, under this agreement (inclusive of third-party pass-through costs billed to the Company) which are included in SG&A expenses, in the accompanying consolidated statements of operations and comprehensive loss. For the three and six months ended September 30, 2021, the Company incurred $1.2 million and $2.4 million of expense under this agreement (inclusive of third-party pass-through costs billed to the Company), which is included in SG&A expenses in the unaudited condensed consolidated statements of operations.
The Market Access Services Agreement also contains customary representations and warranties by the parties and customary provisions related to confidentiality, indemnification and insurance. The initial term of the Market Access Services Agreement is three years. Thereafter, the term will be automatically extended for one-year periods, unless either party provides notice of its intent not to renew the Market Access Services Agreement at least nine (9) months prior to the expiration of the applicable term. Either party may also terminate the Market Access Services Agreement prior to the end of its term in the event of an uncured material breach by the other party, if there are certain changes of law, or if such other party becomes insolvent or undergoes a change of control. The Company may also terminate the Market Access Services Agreement with respect to one or both Products if Sunovion fails to satisfy certain market access milestones or for convenience upon payment of a break-up fee.
Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it is organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. It is subject to taxation under the laws of the U.K. by virtue of location of central management and control. The income tax expense of the Company and its affiliates currently is primarily attributable to U.S. federal, state and local taxes. The Company’s effective tax rate for the three and six months ended September 30, 2022 was (21.63)% and (32.18)%, respectively. The Company’s effective tax rate for the three and six months ended September 30, 2021 was 0.69% and (0.92)%, respectively. Key determinative factors of the Company’s effective tax rate include the allocation of its earnings by jurisdiction and a valuation allowance that currently eliminates all of the Company’s net deferred tax assets, including in respect of the R&D matter referred to below.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 (“TCJA”) amendments to Internal Revenue Code Section 174 will no longer permit an immediate deduction for R&D expenditures in the tax year that such costs are incurred. For expenses that are incurred for R&D in the U.S., such amounts will be amortized over five years (this is currently approximately 90% of the Company’s relevant spend), and expenses that are incurred for R&D expenditures outside the U.S. will be amortized over 15 years. The Company’s effective tax rate for the three and six months ended September 30, 2022 was impacted accordingly. Although it is understood that Congress has been considering legislation that would extend the TCJA relief by one or more years, the possibility that this will happen is uncertain and the Company is required to calculate its income tax liabilities based on the provisions of current law.
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
In response to the COVID-19 pandemic, many governments enacted measures to provide aid and economic stimulus. These measures included deferring the due dates of tax payments and other changes to income and non-income-based-tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it had on the global economy and U.S. companies. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes through the end of calendar year 2020. As of September 30, 2022, the Company has $0.9 million of employer payroll taxes deferred under the CARES Act, which is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.

Note 7—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2016 Equity Incentive Plan (“Equity Incentive Plan”) and the Myovant Sciences Ltd. 2020 Inducement Plan (“Inducement Plan”) (collectively, the “Equity Plans”). As of September 30, 2022, there were approximately 2.7 million and 0.5 million common shares available for future issuance under the Equity Incentive Plan and the Inducement Plan, respectively. For additional information about the Company’s Equity Plans, see Note 10, “Share-Based Compensation,” to the Company’s audited consolidated financial statements included in its Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022.
(A) Stock Options
Activity for stock options for the six months ended September 30, 2022 is included in the following table:

Number of Options
Options outstanding at March 31, 2022	6,130,680
Granted	204,808
Exercised	(676,852)
Forfeited	(357,461)
Options outstanding at September 30, 2022	5,301,175
Options vested and expected to vest at September 30, 2022	5,301,175
Options exercisable at September 30, 2022	3,703,568
(B) Restricted Stock and Performance Stock Units
Activity for restricted stock units and performance stock units for the six months ended September 30, 2022 is included in the following table:

Number of Shares
Unvested balance at March 31, 2022	4,532,619
Granted	5,391,581
Vested	(1,022,354)
Forfeited	(1,072,644)
Unvested balance at September 30, 2022	7,829,202
(C) Share-Based Compensation
Share-based compensation during the three and six months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation recognized as:
SG&A expense	$7,744	$6,803	$13,716	$13,958
R&D expense	3,832	4,884	7,498	8,841
Cost of product revenue (1)	141	15	209	18
Share-based compensation expense	$11,717	$11,702	$21,423	$22,817

Share-based compensation capitalized into inventory	$325	$176	$688	$326
(1) Share-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.
SG&A expense for the three and six months ended September 30, 2021 includes $2.2 million and $3.6 million, respectively, of share-based compensation related to the separation of the Company’s former Principal Executive Officer and Principal Financial Officer. There was no such expense during the three and six months ended September 30, 2022. Additional information is included in Note 10, “Share-Based Compensation,” to the Company’s audited consolidated financial statements included in its Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022.
Total unrecognized share-based compensation was approximately $108.5 million as of September 30, 2022 and is expected to be recognized over a weighted-average period of approximately 2.78 years.
Note 8—Collaboration and License Agreements
(A) Pfizer Collaboration and License Agreement
On December 26, 2020, one of the Company’s subsidiaries, MSG, and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which the Company and Pfizer collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). On September 19, 2022, the Company and Pfizer entered into a letter agreement pursuant to which Pfizer’s rights in Canada with respect to relugolix in oncology under the Pfizer Collaboration and License Agreement terminated. References to “Co-Promotion Territory” with respect to periods subsequent to September 19, 2022 exclude Canada with respect to relugolix in oncology. In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). Pfizer notified the Company on October 22, 2021 of its decision to decline this option.
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
Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company received an upfront payment of $650.0 million in December 2020, of which $150.0 million was Pfizer’s advanced reimbursement for Pfizer’s share of Allowable Expenses (the “cost share advance”), and is eligible to receive up to $3.8 billion of milestone payments, including two regulatory milestones of $100.0 million upon each FDA approval for MYFEMBREE in uterine fibroids and endometriosis ($200.0 million in the aggregate), and tiered sales milestones of up to $3.5 billion upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. In July 2021, the Company received the first $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. In September 2022, the Company received the second $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of moderate to severe pain associated with endometriosis on August 5, 2022.
Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company was required to bear Pfizer’s share of Allowable Expenses, up to a maximum of $100.0 million for calendar year 2021 and up to a maximum of $50.0 million for calendar year 2022. Any unused portion was to carry over into the subsequent calendar years until the Company had assumed in aggregate $150.0 million of Pfizer’s share of the Allowable Expenses. No amounts remained under the cost share advance from Pfizer as of September 30, 2022.
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
As discussed above, the Company received a $650.0 million upfront payment from Pfizer in December 2020, of which $150.0 million was Pfizer’s advanced reimbursement for Pfizer’s share of Allowable Expenses. The Company concluded that the prepayment by Pfizer of its share of Allowable Expenses represented a significant financing component since the Company received the cash flows at the outset of the arrangement, rather than over a two-year period. Accordingly, the Company reduced the amount of the advanced reimbursement by approximately $3.6 million, representing the implied financing costs, and recorded the discounted value of $146.4 million on the consolidated balance sheet as a deposit liability (cost share advance from Pfizer). The financing component was accreted to interest expense utilizing a method that approximated the effective yield method over the period in which the cost share advance was expected to be used. As of September 30, 2022, the financing component had been fully accreted to interest expense. The remainder of the upfront payment was recorded as deferred revenue and has been and will continue to be recognized as Pfizer collaboration revenue on a straight-line basis over the estimated term of the agreement of six years, which was estimated by the Company based upon the terms of the Pfizer Collaboration and License Agreement, including the termination provisions contained therein. The Company determined straight-line amortization to be appropriate because the upfront payment represents payment for Pfizer’s right to participate in the collaboration activities, including both commercialization and development activities, which are expected to be realized evenly over this period.
The achievement of the regulatory milestones was outside of the Company’s control and therefore was not deemed probable at contract inception. Amounts associated with the regulatory milestones were not initially recognized. Upon achievement of the related regulatory milestones, cumulative catch-up revenue was recorded as Pfizer collaboration revenue in the period in which the respective regulatory milestone was achieved, and the remainder will be recognized over the remaining contract term. The Company determined that, conceptually, the regulatory milestone payments represent payment for development activities that will continue to benefit the collaboration as the products move toward commercialization. Accordingly, the recognition of revenue associated with the regulatory milestones follows the same amortization model as the upfront payment described above.
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
The amount due to Pfizer as of September 30, 2022, was approximately $38.9 million and consisted of $22.4 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $16.5 million for 50% of Pfizer’s reimbursement of Allowable Expenses. 100% of all expenses related to Pfizer under the Pfizer Collaboration and License Agreement are initially expensed and then the full pool of expenses incurred by both the Company and Pfizer are reduced through application of the cost sharing allowance. The amount due to Pfizer as of March 31, 2022 was approximately $32.6 million and consisted of $14.1 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $18.5 million for 50% of Pfizer’s reimbursement of Allowable Expenses.

(B) Richter Development and Commercialization Agreement
On March 30, 2020, one of the Company’s subsidiaries, MSG, entered into an exclusive license agreement with Richter for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the terms of the Richter Development and Commercialization Agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, is eligible to receive up to $40.0 million in regulatory milestone payments (of which $25.3 million has been received), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval.
The Company determined that the transaction price under the Richter Development and Commercialization Agreement totaled $50.0 million, consisting of the upfront payment of $40.0 million received on March 31, 2020 and a $10.0 million regulatory milestone payment received in April 2020. No other regulatory milestones, sales-related milestones, or royalties on net sales following regulatory approval were included in the transaction price given the substantial uncertainty related to their achievement. The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers. The Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination tablet, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination tablet. In evaluating the appropriate measure for the Company’s performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are delivered to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. Based upon the Company’s assessment of its progress toward delivering relugolix combination tablet clinical and regulatory data packages to Richter, the Company recognized the remaining $16.7 million of the transaction price as Richter license and milestone revenue upon the completion of the Company’s delivery of the remaining substantive relugolix combination tablet data packages to Richter during the three and six months ended September 30, 2021.
On July 16, 2021, the EC approved RYEQO as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. This approval triggered a $15.0 million regulatory milestone payment from Richter, which the Company recorded as Richter license and milestone revenue during the three and six months ended September 30, 2021. Richter license and milestone revenue for the three and six months ended September 30, 2022 consists of a $0.3 million regulatory milestone payment from Richter that was triggered upon the approval of RYEQO for the uterine fibroids indication in Australia.
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
(C) Accord License Agreement
On May 5, 2022, one of the Company’s subsidiaries, MSG, entered into an exclusive license agreement (the “Accord License Agreement”) with Accord and Intas Pharmaceuticals, Ltd., parent entity of Accord, for Accord to commercialize relugolix for the treatment of advanced hormone-sensitive prostate cancer under the trade name ORGOVYX® (relugolix 120 mg) in the European Economic Area, U.K., Switzerland, and Turkey (“Accord’s Territories”), with the right of first negotiation if the Company decides to enter into licensing arrangements in countries in the Middle East, Africa, and India. Under the terms of the Accord License Agreement, the Company received an upfront payment of $50.0 million in the three months ended June 30, 2022. As of September 30, 2022, the Company is also eligible to receive up to $90.5 million in commercial launch, sales-based, and other milestone payments, as well as tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s Territories.
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
The Company concluded that Accord represents a customer and evaluated the Accord License Agreement under ASC 606. Based on that evaluation, the Company identified a single performance obligation under the Accord License Agreement, consisting of the Company’s promise to grant Accord a license to certain of the Company’s intellectual property. The Company determined that the initial transaction price consisted solely of the non-refundable upfront payment of $50.0 million, which was recognized as revenue upon delivery of the license to Accord during the six months ended September 30, 2022.
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
(D) Contract Balances
The following table presents changes in the Company’s contract liabilities during the six months ended September 30, 2022 (in thousands):

	Balance at March 31, 2022	Additions	Imputed Interest	Deductions	Balance at September 30, 2022
Contract liabilities:
Deferred revenue (1)	$476,270	$100,000	$—	$(79,718)	$496,552
Cost share advance from Pfizer (2)	$33,818	$—	$568	$(34,386)	$—

(1) Includes $117.2 million and $379.3 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of September 30, 2022. Includes $100.6 million and $375.7 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2022.
(2) Includes $33.8 million presented as current on the unaudited condensed consolidated balance sheet as of March 31, 2022.
During the six months ended September 30, 2022, deferred revenue increased by $20.3 million. The net increase was a result of a $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of moderate to severe pain associated with endometriosis on August 5, 2022, partially offset by the recognition of $79.7 million of Pfizer collaboration revenue.
During the six months ended September 30, 2022, the cost share advance from Pfizer decreased by $33.8 million. The decrease was the net result of the application of 100% of shared Allowable Expenses incurred by the Company and 50% of reimbursement of Allowable Expenses incurred by Pfizer of approximately $34.4 million, partially offset by accretion of the implied financing component of $0.6 million. No amounts remained outstanding under the cost share advance from Pfizer as of September 30, 2022. See Note 8(A) for additional information about the cost share advance from Pfizer.

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
(D) Takeda Agreements
On April 29, 2016, Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. Pursuant to the license agreement (the “Takeda License Agreement”), Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of certain relugolix products, a low single-digit royalty on net sales of certain other relugolix products, and a high single-digit royalty on net sales of MVT-602 products in the Company’s territory, all subject to certain agreed reductions. The Company recorded royalty expense to Takeda of $3.8 million and $6.9 million for the three and six months ended September 30, 2022, respectively, and $1.5 million and $2.4 million for the three and six months ended September 30, 2021, respectively, and is included in cost of product revenue on the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and March 31, 2022, the Company recorded royalties payable to Takeda of $3.8 million and $2.5 million, respectively, which are included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Takeda will pay the Company a high single-digit royalty on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones.

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
Note 10—Subsequent Events
On October 23, 2022, Myovant, Sumitovant, Merger Sub, and, solely with respect to Article IX and Annex A of the Merger Agreement, Sumitomo Pharma, entered into the Merger Agreement (see Note 5(A)). In addition, on October 23, 2022, Myovant and Sumitovant entered into a Voting and Support Agreement (see Note 5(B)).
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
The forward-looking statements appearing in a number of places throughout this Quarterly Report include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•the effects that our entry into the Merger Agreement (as such term is defined below) may have on our business prior to the closing of the Merger (as such term is defined below), or if the Merger does not close;
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
•the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain, regulatory approvals for our product candidates, including any decision the United States (“U.S.”) Food and Drug Administration (“FDA”) may make regarding our supplemental New Drug Application (“sNDA”) that proposes updates to MYFEMBREE’s United States Prescribing Information (“USPI”) based on safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study of MYFEMBREE in premenopausal women with heavy menstrual bleeding associated with uterine fibroids for up to two years;
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
Business Overview
We are a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy. Founded in 2016, we have executed multiple successful Phase 3 clinical trials across oncology and women’s health leading to three regulatory approvals by the FDA: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids; and (3) MYFEMBREE which was approved in August 2022 for the management of moderate to severe pain associated with endometriosis, establishing MYFEMBREE as the first and only once-daily oral GnRH treatment approved for both uterine fibroids and endometriosis.
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
In June 2022, the FDA accepted for review our supplemental New Drug Application (“sNDA”) that proposes updates to the U.S. Prescribing Information based on the safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study (“RWS”) of MYFEMBREE in premenopausal women with heavy menstrual bleeding due to uterine fibroids for up to two years. The FDA set a Prescription Drug User Fee Act (“PDUFA”) goal date of January 29, 2023 for this sNDA. MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy. We are also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.

Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and milestone payments we have received from our collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma, the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of September 30, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, beneficially own 50,041,181, or approximately 51.8%, of our outstanding common shares.
On October 23, 2022, Myovant, Sumitovant, Zeus Sciences Ltd., a wholly owned subsidiary of Sumitovant (“Merger Sub”), and, solely with respect to Article IX and Annex A of the Merger Agreement, Sumitomo Pharma, entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub with and into Myovant (the “Merger”), with Myovant continuing as the surviving company following the Merger as a wholly owned subsidiary of Sumitovant (the “Surviving Company”). Subject to the terms and conditions set forth in Merger Agreement, in the event the Merger is consummated, holders of our common shares (other than Excluded Shares, Parent Owned Shares and Dissenting Shares (as each such term is defined in the Merger Agreement)) will be entitled to receive $27.00 per share in cash, without interest and less any applicable withholding taxes (the “Per Share Merger Consideration”). See Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
In connection with the entry into the Merger Agreement, on October 23, 2022, Sumitovant and Myovant entered into a Voting and Support Agreement (the “Voting and Support Agreement”) whereby Sumitovant has agreed, among other things, that at any meeting of the shareholders of Myovant or in connection with any written consent of the shareholders of Myovant, Sumitovant will appear at such meeting or cause the common shares of Myovant it holds to be counted as present at such meeting for purposes of establishing a quorum and, so long as Sumitovant is not prohibited from doing so by applicable law, vote or consent all of its Common Shares in favor of the Merger and the adoption of the Merger Agreement. See Note 5(B) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Second Fiscal Quarter Ended September 30, 2022 Financial Highlights and Recent Business Updates
In this section, we summarize certain of our second fiscal quarter ended September 30, 2022 financial highlights and recent regulatory, clinical and business updates. Additional information about our business is included in Part I, Item 1., “Business,” of our Annual Report, filed with the SEC on May 11, 2022.
Financial Highlights
•Total revenues for the three months ended September 30, 2022, were $104.8 million, compared to $77.9 million for the three months ended September 30, 2021.
•Product revenue, net for the three months ended September 30, 2022, was $49.9 million, compared to $21.1 million for the three months ended September 30, 2021. Net revenue from sales of ORGOVYX and MYFEMBREE in the U.S.

were $43.3 million and $6.4 million, respectively, for the three months ended September 30, 2022, compared to $18.7 million and $0.6 million, respectively, for the three months ended September 30, 2021.
•Pfizer collaboration revenue for the three months ended September 30, 2022, was $54.6 million, compared to $25.2 million for the three months ended September 30, 2021.
•Total operating costs and expenses for the three months ended September 30, 2022, were $138.5 million , compared to $96.2 million for the three months ended September 30, 2021.
•Net loss for the three months ended September 30, 2022, was $45.6 million, or $0.47 per common share, compared to a net loss of $21.6 million, or $0.23 per common share for the three months ended September 30, 2021.
•Cash, cash equivalents, and marketable securities were $371.3 million at September 30, 2022, compared to $434.2 million at March 31, 2022.
See “Results of Operations” below for a discussion of our results of operations for the three and six months ended September 30, 2022, as compared to the three and six months ended September 30, 2021.
Recent Business Updates
Corporate
•On October 23, 2022, we announced that Myovant entered into the Merger Agreement with Sumitovant, Zeus Sciences Ltd., a wholly owned subsidiary of Sumitovant, and, solely with respect to Article IX and Annex A of the Merger Agreement, Sumitomo Pharma, under which Sumitovant has agreed to acquire the remaining shares of Myovant that Sumitovant does not currently hold. Subject to the terms and conditions set forth in the Merger Agreement, in the event the Merger is consummated, holders of our common shares (other than Excluded Shares, Parent Owned Shares and Dissenting Shares) will be entitled to receive $27.00 per share in cash. See Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Regulatory
•On August 5, 2022, the FDA approved MYFEMBREE for the management of moderate to severe pain associated with endometriosis, establishing it as the first and only once-daily oral GnRH treatment approved for both uterine fibroids and endometriosis. MYFEMBREE was launched in the U.S. for this indication by us and Pfizer in August 2022. Pursuant to the terms of the Pfizer Collaboration and License Agreement, this approval triggered a $100.0 million regulatory milestone payment from Pfizer, which we received in September 2022.
•In September 2022 and October 2022, we and Pfizer completed New Drug Submissions to Health Canada seeking marketing approval in Canada for MYFEMBREE for heavy menstrual bleeding associated with uterine fibroids and MYFEMBREE for the treatment of endometriosis-associated pain, respectively.
•In September 2022, our commercialization partner, Richter submitted a Type II variation application to the MHRA seeking approval for RYEQO for moderate to severe pain associated with endometriosis in adult women of reproductive age with a history of previous medical or surgical treatment for their endometriosis.
•In October 2022, Richter, submitted a Type II variation application to the European Medicines Agency (“EMA”) seeking approval for RYEQO for the treatment of moderate to severe pain associated with endometriosis in adult women of reproductive age with a history of previous medical or surgical treatment for their endometriosis. The acceptance of the Type II variation submission is pending validation by the EMA. Pursuant to the Richter Development and Commercialization Agreement, the acceptance of the Type II variation application by the EMA would trigger a $4.0 million milestone payment due from Richter.
Clinical
•We and Pfizer are initiating a new Phase 3 randomized open label clinical study, the REPLACE-CV study, to assess the risk of major adverse cardiovascular events (“MACE”) associated with ORGOVYX compared with leuprolide. The REPLACE-CV study is designed to enroll 2,250 men 18 years of age or older with prostate cancer who require treatment with androgen deprivation therapy (“ADT”) for at least one year. The primary efficacy endpoint will be the time to first adjudicated MACE, with MACE defined as a non-fatal myocardial infarction, non-fatal stroke, or a cardiovascular death. Reported events will be adjudicated by a blinded adjudication committee. The study will be considered complete once 237 men have had an adjudicated MACE.
•The REPLACE-CV study design was agreed upon with the FDA. The study could further differentiate ORGOVYX by potentially adding additional data to the prescribing information concerning MACE events versus leuprolide, if approved by the FDA.
Ex-U.S. Commercial
•In October 2022, our commercialization partner, Accord, launched ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer in Europe. Pursuant to the Accord License Agreement, the first commercial sale of ORGOVYX in Europe triggered a $5.0 million milestone payment due from Accord.
Expected Upcoming Milestones
The following is a summary of certain of our expected upcoming milestones.
•We expect to submit a New Drug Submission to Health Canada seeking marketing approval for ORGOVYX for advanced prostate cancer by the end of calendar year 2022.
•We expect the FDA decision for the MYFEMBREE sNDA proposing updates to MYFEMBREE’s USPI based on the safety and efficacy data from the Phase 3 LIBERTY RWS of MYFEMBREE in premenopausal women with heavy menstrual bleeding associated with uterine fibroids for up to two years by the January 29, 2023 PDUFA goal date.
•We expect to submit an sNDA to the FDA for the SPIRIT 2-year long-term extension study for MYFEMBREE in women for the management of pain associated with endometriosis in the first half of calendar year 2023.
Effects of the COVID-19 Pandemic on our Business
While the COVID-19 pandemic has created certain operational complexities, we have thus far been successful at devising solutions to mitigate its impact on our business operations. To date, we do not believe that the COVID-19 pandemic has disproportionately impacted us relative to other commercial stage oncology and women’s health biopharmaceutical companies with which we compete. We will continue to monitor developments with respect to COVID-19 that could pose additional risks for us, including the spread of the Omicron variant and its subvariants in the U.S. and other countries, and the potential emergence of new SARS-CoV-2 variants that may prove especially contagious or virulent.
Despite our COVID-19 pandemic mitigation efforts, we may experience delays or an inability to execute our business plans, reduced revenues, or other adverse impacts to our business. Refer to the risk factor titled “Business interruptions resulting from effects of pandemics or epidemics, such as the COVID-19 pandemic, may materially and adversely affect our business and financial condition,” as well as other risk factors included in the section titled “Risk Factors” set forth in Part II. Item 1A of this Quarterly Report.
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
We record product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. For the three and six months ended September 30, 2022, the gross-to-net deduction for ORGOVYX was approximately 43.2%, and 43.8%, respectively, and we expect it to be in the low-to-mid 40%’s for the remainder of fiscal year 2022. Product revenue, net also includes revenues related to product supply to Richter as well as royalties on net sales of RYEQO in Richter’s Territory.
Our Pfizer collaboration revenue consists of the partial recognition of the upfront payment and the regulatory milestone payments from Pfizer that were triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids and for the management of moderate to severe pain associated with endometriosis.
Our Accord license revenue consists of the recognition of the upfront payment we received from Accord in May 2022 pursuant to the Accord License Agreement. We recognized the upfront payment as revenue upon delivery of the license to Accord during the three months ended June 30, 2022.
Our Richter license and milestone revenue consists of the recognition of the upfront payment we received from Richter, as well as regulatory milestone payments from Richter that were triggered upon approvals of RYEQO.
See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Pfizer Collaboration and License Agreement, the Richter Development and Commercialization Agreement, and the Accord License Agreement.
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
Collaboration Expense to Pfizer
Our collaboration expense to Pfizer consists of Pfizer’s 50% share of net profits from sales of ORGOVYX and MYFEMBREE arising in the U.S. (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
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
Without consideration of additional costs that may arise due to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), SG&A expenses in the remaining quarters of fiscal year 2022 are expected to be similar to the second quarter of fiscal year 2022 driven largely by marketing and promotional expenses to support the ongoing commercialization of ORGOVYX and MYFEMBREE in the U.S., including annualization of the MYFEMBREE marketing and promotional spend and targeted patient activation primarily for MYFEMBREE. The timing and magnitude of our SG&A expenses are primarily dependent on our commercial success and sales growth of ORGOVYX and MYFEMBREE, as well as the timing of any new indications or product launches and other potential business and operational activities. SG&A expenses are presented net of cost sharing of certain expenses arising in respect of the Co-Promotion Territory with Pfizer (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). We are unable to estimate the amount of additional expenses that may arise due to the Merger Agreement.
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
In addition, the probability of commercial success for ORGOVYX, MYFEMBREE, or for any of our current or potential future product candidates, if approved, will depend on numerous factors, including competition, manufacturing capability and commercial viability. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.
Without consideration of additional costs that may arise due to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), R&D expenses in the remaining quarters of fiscal year 2022 are expected to be higher than the second quarter of fiscal year 2022, driven largely by spending on relugolix lifecycle opportunities, such as the SERENE study and the REPLACE-CV study, as well as on post-marketing requirements as agreed upon with the FDA. R&D expenses are presented net of cost sharing of certain expenses arising in respect of the Co-Promotion Territory with Pfizer (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). We are unable to estimate the amount of additional expenses that may arise due to the Merger Agreement.

Interest Expense
Our interest expense consists of related party interest expense pursuant to the Sumitomo Pharma Loan Agreement, which bears interest at a variable rate per annum equal to 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3% payable on the last day of each calendar quarter (see Note 5(C)to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), and the accretion of the financing component of the cost share advance from Pfizer (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). Fluctuations in 3-month LIBOR could negatively impact our financial results.

Interest Income
Our interest income consists primarily of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Income Tax Expense (Benefit)
Our income tax expense (benefit) currently is primarily attributable to U.S. federal, state and local taxes. For the three and six months ended September 30, 2022, our income tax expense is significantly affected by the changed requirement under Internal Revenue Code Section 174 to capitalize and subsequently amortize over five years R&D expenditures, pursuant to changes made to Internal Revenue Code Section 174 effective for years beginning after December 31, 2021, under the Tax Cuts and Jobs Act of 2017 (“TCJA”). Previously, Section 174 allowed for immediate expensing for accounting periods beginning before December 31, 2021. Although it is understood that Congress has been considering legislation that would extend the TCJA relief by one or more years, the possibility that this will happen is uncertain and we are required to calculate our income tax liabilities based on the provisions of current law. Without consideration of additional costs that may arise due to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), we currently estimate our total tax expense for fiscal year 2022 to be approximately $28.0 million to $32.0 million. This estimate is subject to assumptions in relation to matters that are variable and difficult to predict, such as assumptions related to our common share price at the time equity awards vest or are exercised, as well as option exercise behavior of participants in our equity plans. Actual results could differ from our estimates and assumptions. We are unable to estimate the amount of additional expenses that may arise due to the Merger Agreement.
Results of Operations
The following table summarizes our results of operations for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$49,947	$21,063	$91,298	$32,617
Pfizer collaboration revenue	54,577	25,172	79,718	54,681
Accord license revenue	—	—	50,000	—
Richter license and milestone revenue	300	31,667	300	31,667
Total revenues	104,824	77,902	221,316	118,965
Operating costs and expenses:
Cost of product revenue	4,942	2,622	9,857	3,654
Collaboration expense to Pfizer	22,418	8,565	40,434	13,826
Selling, general and administrative	84,259	58,781	163,291	119,993
Research and development	26,916	26,280	50,806	57,160
Total operating costs and expenses	138,535	96,248	264,388	194,633
Loss from operations	(33,711)	(18,346)	(43,072)	(75,668)
Interest expense	4,813	3,494	9,013	6,999
Interest income	(1,018)	(100)	(1,504)	(178)
Loss before income taxes	(37,506)	(21,740)	(50,581)	(82,489)
Income tax expense (benefit)	8,113	(149)	16,277	762
Net loss	$(45,619)	$(21,591)	$(66,858)	$(83,251)

Revenues
The following table provides information about our revenues for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net:
ORGOVYX	$43,319	$18,663	$79,353	$29,142
MYFEMBREE	6,403	629	10,402	1,704
Richter product supply and royalties	225	1,771	1,543	1,771
Total product revenue, net	49,947	21,063	91,298	32,617
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	20,974	41,948	41,948
Amortization of regulatory milestones	33,603	4,198	37,770	12,733
Total Pfizer collaboration revenue	54,577	25,172	79,718	54,681
Accord license revenue	—	—	50,000	—
Richter license and milestone revenue	300	31,667	300	31,667
Total revenues	$104,824	$77,902	$221,316	$118,965
Product Revenue, net
We generate product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
For the six months ended September 30, 2022, product revenue, net, also includes revenues related to product supply to Richter of $1.1 million, and for the three and six months ended September 30, 2022, product revenue, net, also includes royalties on net sales of RYEQO in Richter’s Territory of $0.2 million and $0.4 million, respectively. There was no revenue related to product supply to Richter for the three months ended September 30, 2022. For the three and six months ended September 30, 2021, product revenue, net, also includes revenues related to product supply to Richter of $1.7 million, as well as royalties on net sales of RYEQO in Richter’s Territory of less than $0.1 million.
Pfizer Collaboration Revenue
Pfizer collaboration revenue for the three and six months ended September 30, 2022 and 2021 consists of the partial recognition of the upfront payment we received from Pfizer in December 2020 and of the $100.0 million regulatory milestone payment we received from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. Pfizer collaboration revenue for the three and six months ended September 30, 2022 also includes the partial recognition of the $100.0 million regulatory milestone payment we received from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of moderate to severe pain associated with endometriosis on August 5, 2022.
Accord License Revenue
We recognized $50.0 million of Accord license revenue for the six months ended September 30, 2022, which consists of an upfront payment we received from Accord in May 2022 pursuant to the Accord License Agreement. There was no Accord license revenue for the three months ended September 30, 2022, or for the three and six months ended September 30, 2021.
Richter License and Milestone Revenue
We recognized $31.7 million of Richter license and milestone revenue for the three and six months ended September 30, 2021, which consists of a $15.0 million regulatory milestone payment that was triggered upon the EC approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of our delivery of the remaining substantive relugolix combination tablet data packages to Richter. Richter license and milestone revenue for the three and six months ended September 30, 2022 consists of a $0.3 million regulatory milestone payment that was triggered upon the approval of RYEQO for the uterine fibroids indication in Australia.

Cost of Product Revenue
For the three and six months ended September 30, 2022, our cost of product revenue was $4.9 million and $9.9 million, respectively, which includes the cost of goods sold of $1.2 million and $3.0 million, respectively, and royalty expense payable to Takeda of $3.8 million and $6.9 million, respectively.
For the three and six months ended September 30, 2021, our cost of product revenue was $2.6 million and $3.7 million, respectively, which includes the cost of goods sold of $1.1 million and $1.3 million, respectively, and royalty expense payable to Takeda of $1.5 million and $2.4 million, respectively.
The $2.3 million and $6.2 million increase in our cost of product revenue for the three and six months ended September 30, 2022, respectively, compared to the year ago periods, was due to increases in cost of goods sold and royalty expense payable to Takeda primarily as a result of higher sales of ORGOVYX and MYFEMBREE in the U.S. during the three and six months ended September 30, 2022.
Collaboration Expense to Pfizer
For the three and six months ended September 30, 2022, our collaboration expense to Pfizer was $22.4 million and $40.4 million, respectively. For the three and six months ended September 30, 2021, our collaboration expense to Pfizer was $8.6 million and $13.8 million, respectively.
Collaboration expense to Pfizer increased $13.9 million and $26.6 million for the three and six months ended September 30, 2022, compared to the year ago periods, primarily due to an increase in net profits generated from sales of ORGOVYX and MYFEMBREE in the U.S.
Selling, General and Administrative Expenses
SG&A expenses increased by $25.5 million, to $84.3 million, in the three months ended September 30, 2022 compared to $58.8 million in the year ago period.
The most significant components of the $25.5 million net increase in SG&A expenses include the following:
•$20.2 million increase in commercialization expenses, net of cost sharing of certain expenses arising in respect of the Co-Promotion Territory with Pfizer, to support our U.S. commercialization activities for ORGOVYX and MYFEMBREE;
•$4.2 million increase in personnel expenses, including personnel expenses related to our U.S. oncology and women’s health sales forces;
•$3.8 million decrease in general overhead, administrative, information technology, and other expenses; and
•$3.5 million increase in legal and professional fees.
SG&A expenses increased by $43.3 million, to $163.3 million, in the six months ended September 30, 2022 compared to $120.0 million in the year ago period.
The most significant components of the $43.3 million net increase in SG&A expenses include the following:
•$28.2 million increase in commercialization expenses, net of cost sharing of certain expenses arising in respect of the Co-Promotion Territory with Pfizer, to support our U.S. commercialization activities for ORGOVYX and MYFEMBREE;
•$10.6 million increase in personnel expenses, including personnel expenses related to our U.S. oncology and women’s health sales forces; and
•$4.1 million increase in legal and professional fees.

Research and Development Expenses
For the three months ended September 30, 2022 and 2021, our R&D expenses consisted of the following (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Program-specific costs:
Relugolix	$2,715	$5,524	$(2,809)
MVT-602	14	50	(36)
Unallocated costs:
Personnel expense	16,692	13,733	2,959
Share-based compensation	3,832	5,060	(1,228)
Other expense	3,663	1,913	1,750
Total R&D expenses	$26,916	$26,280	$636
For the six months ended September 30, 2022 and 2021, our R&D expenses consisted of the following (in thousands):

	Six Months Ended September 30,
	2022	2021	Change
Program-specific costs:
Relugolix	$3,558	$12,715	$(9,157)
MVT-602	39	113	(74)
Unallocated costs:
Personnel expense	33,342	28,497	4,845
Share-based compensation	7,498	9,167	(1,669)
Other expense	6,369	6,668	(299)
Total R&D expenses	$50,806	$57,160	$(6,354)
R&D expenses increased by $0.6 million, to $26.9 million, in the three months ended September 30, 2022 compared to $26.3 million in the three months ended September 30, 2021. The increase in R&D expenses in the three months ended September 30, 2022 was primarily driven by higher personnel expenses and other expenses, partially offset by a reduction in relugolix clinical study costs due to the completion and wind down of our Phase 3 clinical trials. R&D expenses decreased by $6.4 million, to $50.8 million, in the six months ended September 30, 2022 compared to $57.2 million in the six months ended September 30, 2021. The decrease in R&D expenses in the six months ended September 30, 2022 was primarily driven by a reduction in relugolix clinical study costs due to the completion and wind down of our Phase 3 clinical trials, partially offset by lower personnel expenses.
Interest Expense
Interest expense was $4.8 million and $9.0 million for the three and six months ended September 30, 2022, respectively, compared to $3.5 million and $7.0 million for the three and six months ended September 30, 2021, respectively.
Interest expense associated with the Sumitomo Pharma Loan Agreement increased $1.9 million to $4.8 million in the three months ended September 30, 2022 compared to $2.9 million in the year ago period, and increased $2.7 million to $8.4 million in the six months ended September 30, 2022 compared to $5.8 million in the year ago period, as a result of an increase in 3-month LIBOR as compared to the year ago periods.
Accretion of the financing component of the cost share advance from Pfizer was $0.6 million for six months ended September 30, 2022, and $0.6 million and $1.2 million for the three and six months ended September 30, 2021, respectively. There was no accretion for the three months ended September 30, 2022.

Interest Income
Interest income was $1.0 million and $1.5 million for the three and six months ended September 30, 2022, respectively. Interest income was $0.1 million and $0.2 million for the three and six months ended September 30, 2021, respectively. Interest income was derived from our investments in marketable securities and cash equivalents. The increase in interest income in the three and six months ended September 30, 2022 compared to the year ago periods was primarily due to higher interest rates.
Income Tax Expense (Benefit)
Our income tax expense was $8.1 million and $16.3 million for the three and six months ended September 30, 2022, respectively. Our income tax (benefit) expense was $(0.1) million and $0.8 million for the three and six months ended September 30, 2021, respectively. Our effective tax rate for the three and six months ended September 30, 2022 was (21.63)% and (32.18)%, respectively, and for the three and six months ended September 30, 2021 was 0.69% and (0.92)%, respectively. Our tax expense currently relates principally to profits earned in the U.S. Key determinative factors of our effective tax rate include the allocation of our earnings by jurisdiction and a valuation allowance that currently eliminates all of our net deferred tax assets.
The increase in our effective tax rate for the three and six months ended September 30, 2022, compared to the corresponding prior year periods, was driven principally by the changed requirement under Internal Revenue Code Section 174, effective for years beginning after December 31, 2021, to capitalize and subsequently amortize R&D expenditures, pursuant to changes enacted in the Tax Cuts and Jobs Act of 2017. For periods beginning prior to December 31, 2021, R&D expenses were allowed to be expensed as incurred. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Liquidity and Capital Resources
We have incurred losses since our inception and have an accumulated deficit of $1.32 billion as of September 30, 2022, compared to $1.25 billion as of March 31, 2022.
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from upfront and milestone payments we have received from our collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
As of September 30, 2022, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Pharma Loan Agreement of $412.6 million, consisting of $371.3 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Pharma Loan Agreement. Cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Pharma Loan Agreement as of March 31, 2022 was $475.5 million, consisting of $434.2 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to us under the Sumitomo Pharma Loan Agreement. Additional funds under the Sumitomo Pharma Loan Agreement may be drawn down by us no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors.
As of September 30, 2022, we are eligible to earn additional payments from our collaboration and commercialization partners, including:
•up to $3.5 billion of tiered sales milestones from Pfizer upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory. We and Pfizer equally share profits and certain expenses arising in respect of the Co-Promotion Territory;
•up to $122.2 million of milestone payments from Richter, including regulatory milestones of up to $14.7 million and tiered sales milestones of up to $107.5 million upon reaching certain thresholds of annual net sales in Richter’s Territory, and tiered royalties on net sales in Richter’s Territory; and
•up to $90.5 million of commercial launch, sales-based, and other milestones and tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s territories.
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
Additionally, we are subject to a variety of specified liquidity and capitalization restrictions under the Merger Agreement. Unless we obtain Sumitovant’s prior written consent (which consent may not be unreasonably withheld, delayed or conditioned) and except (i) as required or expressly contemplated by the Merger Agreement, (ii) as required by applicable laws or terms of contracts in effect as of October 23, 2022 or (iii) as set forth in the confidential disclosure schedule we delivered to Sumitovant, we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common shares, repurchase shares of our common stock, pay dividends, acquire or dispose of material assets or property, amend, modify or enter into material contracts or make certain additional capital expenditures. See Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We do not believe that these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
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
•costs to operate as a public company; and
•costs that may arise due to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(66,885)	$(76,578)
Net cash used in investing activities	$(2,233)	$(87,774)
Net cash provided by financing activities	$5,142	$15,135
Operating Activities
Net cash used in operating activities was $66.9 million for the six months ended September 30, 2022 and consisted of our net loss of $66.9 million (see “Results of Operations” above) and changes in operating assets and liabilities of $23.6 million, (see below), offset by adjustments for non-cash operating items of $23.6 million. The non-cash operating items included share-based compensation of $21.4 million, amortization of operating lease right of use asset of $0.9 million, depreciation expense of $0.7 million, and accretion of the implied financing component of the cost share advance from Pfizer of $0.6 million.
The changes in operating assets and liabilities included the following:
•$34.4 million decrease in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 8(A) and Note 8(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$20.3 million net increase in deferred revenue due to a $100.0 million regulatory milestone payment from Pfizer, partially offset by the recognition of $79.7 million of Pfizer collaboration revenue (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$15.5 million increase in accrued expenses and other current liabilities, primarily driven by increases in accrued discounts, rebates, and allowances, and royalties payable to Takeda due to an increase in product revenue, net, accrued professional fees, and accrued income tax payable (see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), partially offset by a decrease in accrued compensation-related expenses as a result of the payment of annual corporate bonuses in April 2022.
•$15.0 million increase in inventories, due to an increase in raw materials and work in process inventories, partially offset by a decrease in finished goods inventories;
•$10.5 million increase in accounts receivable, net as a result of an increase in net product revenues related to sales of ORGOVYX and MYFEMBREE in the U.S.;
•$6.4 million increase in amounts due to Pfizer as a result of an increase in profit share and reimbursement of Allowable Expenses incurred by Pfizer (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$4.1 million decrease in accounts payable, primarily driven by the timing of vendor invoice payments; and

•$1.8 million net change in other operating assets and liabilities.
Net cash used in operating activities was $76.6 million for the six months ended September 30, 2021, and consisted of our net loss of $83.3 million and changes in operating assets and liabilities of $19.2 million, partially offset by adjustments for non-cash operating items of $25.9 million. The non-cash operating items included share-based compensation of $23.1 million, accretion of the implied financing component of the cost share advance from Pfizer of $1.2 million, amortization of operating lease right of use asset of $0.8 million, and depreciation expense of $0.7 million.
The changes in operating assets and liabilities included the following:
•$38.3 million decrease in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 8(A) and Note 8(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$28.7 million net increase in deferred revenue due to a $100.0 million regulatory milestone payment from Pfizer, partially offset by the recognition of $54.7 million of Pfizer collaboration revenue and $16.7 million of Richter license and milestone revenue (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$18.0 million increase in amounts due to Pfizer as a result of an increase in profit share and reimbursement of Allowable Expenses incurred by Pfizer (see Note 8(A) to our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report);
•$10.8 million increase in accounts receivable, net as a result of an increase in net product revenues, mainly driven by sales of ORGOVYX in the U.S.;
•$9.5 million decrease in accounts payable, primarily driven by the timing of vendor invoice payments;
•$3.5 million increase in inventories, driven by the capitalization of inventory manufactured or purchased after FDA approval of ORGOVYX (on December 18, 2020) and MYFEMBREE (on May 26, 2021); and
•$3.7 million net change in other operating assets and liabilities.
Investing Activities
For the six months ended September 30, 2022, we used $2.2 million of cash in investing activities, which was primarily for the purchase of marketable securities, net of maturities.
For the six months ended September 30, 2021, we used $87.8 million of cash in investing activities, which was primarily for the purchase of marketable securities, net of maturities.
Financing Activities
For the six months ended September 30, 2022, $5.1 million of cash was provided by financing activities, which was from proceeds from the exercise of stock options.
For the six months ended September 30, 2021, $15.1 million of cash was provided by financing activities, which was from proceeds from the exercise of stock options.
Contractual Obligations and Other Cash Needs
During the six months ended September 30, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and other cash needs as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended March 31, 2022.
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
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate debt. As of September 30, 2022, we had an outstanding loan balance of $358.7 million under the Sumitomo Pharma Loan Agreement that bears interest at a variable rate per annum equal to 3-month LIBOR plus a margin of 3%. We currently do not engage in any hedging activities against changes in interest rates. A hypothetical 100 basis point increase in 3-month LIBOR would result in a $0.9 million quarterly increase in interest expense, based on the outstanding balance under the Sumitomo Pharma Loan Agreement as of September 30, 2022.
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

We are also subject to credit risk from accounts receivable from product sales to customers, amount due from our related party, and amounts due from our collaboration and commercialization partners. We monitor the financial performance and creditworthiness of these parties so we can properly assess and respond to changes in their credit profile and our exposure. We record a reserve against uncollectible amounts as necessary. No significant reserves were recorded as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks Related to the Proposed Acquisition of Myovant by Sumitovant
The conditions to the proposed Merger as set forth in the Merger Agreement may not be satisfied or waived in a timely manner or at all, or the Merger Agreement may be terminated in accordance with its terms, which could negatively impact our business, financial condition, results of operations, and the price of our common shares.
On October 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitovant Biopharma Ltd. (“Sumitovant”), Zeus Sciences Ltd. (“Merger Sub”), and Sumitomo Pharma Co. Ltd. (“Sumitomo Pharma”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub would be merged with and into Myovant (the “Merger”), with Myovant continuing as the surviving company in the Merger. Completion of the Merger is subject to the satisfaction certain conditions, including: (i) the adoption of the Merger Agreement at a meeting of our shareholders to consider such matter by the requisite vote of our shareholders, including the approval by holders of a majority of our outstanding common shares entitled to vote and voting at such meeting (the “Company Shareholder Approval”) and by the holders of a majority of our outstanding common shares not held by Sumitovant or its affiliates (the “Minority Shareholder Approval”), (ii) the expiration of applicable waiting period of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Merger, (iv) the accuracy of each party’s representations and warranties (subject to certain materiality and Company Material Adverse Effect (as defined in the Merger Agreement) qualifications), (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement and (vi) the absence of a Company Material Adverse Effect following the date of the Merger Agreement that is continuing.
If the Merger is not consummated on or before May 31, 2023, because any of the conditions set forth above have not been satisfied or waived or due any other impediment, then either we or Sumitovant will be able to terminate the Merger Agreement (to the extent the terminating party’s breach of any provision of the Merger Agreement did not directly or indirectly cause the failure to consummate the Merger). Similarly, if we do not obtain the Minority Shareholder Approval at a special meeting of our shareholders at which a vote on the Merger was taken, then either we or Sumitovant will be able to terminate the Merger Agreement. In addition, both we and Sumitovant have the right to terminate the Merger Agreement if because of any breach of the Merger Agreement by the other party, the closing conditions regarding the accuracy of such party’s representations and warranties or the performance of such party’s obligations could not be satisfied as of the anticipated closing date, subject to a specified cure period. These terms and conditions, and other circumstances under which the Merger Agreement may be terminated in accordance with its terms, are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K with the SEC on October 24, 2022.
We intend to pursue the satisfaction or waiver, as applicable, of each condition to the completion of the Merger, including the receipt of the Company Shareholder Approval and the Minority Shareholder Approval. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.
If the Merger is not completed in a timely manner or at all, the share price of our common shares may change to the extent that the current market price of our common shares reflects an assumption that the Merger will be completed. The failure of the parties to consummate the Merger could also result in negative publicity for us or negative impressions of us in the investment community or business community generally. In addition, certain costs related to the Merger, including the fees and/or expenses of our legal and financial advisors, may be required to be paid even if the Merger is not completed.
The announcement of the proposed Merger could negatively impact our business, financial condition, or results of operations.
Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Merger will be satisfied. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:
•pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
•uncertainty as to whether the transactions will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees, and we may be unable to retain certain key employees who may seek and obtain different employment in anticipation of the completion of the Merger; and
•uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, suppliers, regulators and other business partners, and third parties may determine to delay or defer purchase decisions or contractual arrangements or terminate and/or attempt to renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.
In addition to these risks, the announcement of our entry into the Merger Agreement could attract lawsuits from litigious parties that frequently target mergers of publicly-traded companies. There may be shareholder class action complaints and other complaints filed against us, our board of directors, Sumitovant, Sumitovant’s board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Sumitovant, or Sumitovant’s board of directors could delay or prevent the consummation of the Merger, divert the time and attention of our management away from our business operations, and otherwise adversely affect us financially.
The Merger Agreement contains provisions that may discourage a third party from acquiring us prior to the completion of the Merger.
The Merger Agreement contains restrictions on our ability to seek or accept a third-party proposal to acquire us. These provisions include our agreement not to initiate, solicit, propose, knowingly encourage or knowingly facilitate any inquiry or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, or engage in, continue or otherwise participate in any discussion with or negotiations relating to, an alternative proposal to acquire us, as well as restrictions on our ability to respond to such proposals. Under certain circumstances set forth in the Merger Agreement, we are permitted to terminate the Merger Agreement to accept a superior proposal from a third party to acquire us; however, we would be required to pay Sumitovant a termination fee equal to $55.25 million in connection with such termination.
These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, including proposals that may be deemed to offer a greater value to our shareholders than the $27.00 per share merger consideration. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our shareholders than such third party might otherwise have offered.
In addition, Sumitovant communicated in its September 30, 2022 proposal letter that Sumitovant, in its capacity as a majority shareholder of the Company, is interested only in acquiring common shares of the Company not already owned by Sumitovant and that in such capacity, Sumitovant has no interest in selling any of our common shares it owns, nor would Sumitovant support any alternative sale, merger or similar transaction involving Myovant, which could also discourage the making of an acquisition proposal by a third party.
Attending to matters related to the proposed Merger could divert our management’s focus from our ongoing business operations.
Our management will need to take a number of actions in connection with the proposed Merger, including, among other things, holding a special meeting of our shareholders for the purposes of considering and voting on the adoption and approval of the Merger Agreement, filing a proxy statement, in preliminary and definitive form, in connection with its solicitation of proxies from our shareholders for the special meeting, responding to questions from our shareholders, employees, suppliers, counterparties and other interested stakeholders regarding the proposed Merger, addressing litigation brought against us and our directors in connection with the proposed Merger, ensuring that we comply with the various restrictions on the conduct of our business set forth in the Merger Agreement, and working with Sumitovant to ensure the various conditions to closing the Merger are satisfied or waived.
These tasks could divert our management’s focus away from our ongoing business operations or reduce the time or resources management could otherwise direct towards the commercialization of our approved products and the development, regulatory approval and commercialization of our product candidates. If management is not able to devote sufficient time to these significant commercialization and development efforts, our business and the results of our operations could be materially impaired.
We have incurred, and will continue to incur, direct and indirect costs as a result of the transactions relating to the Merger Agreement.
We have incurred, and will continue to incur, direct and indirect costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Risks Related to Commercialization of Our Drug Products
Our success depends in part on the successful commercialization of our drug products. To the extent our drug products are not commercially successful, our business, financial condition and results of operations will be materially harmed.
We received approval for ORGOVYX® (relugolix 120 mg) in December 2020 from the United States (“U.S.”) Food and Drug Administration (“FDA”) for the treatment of adult patients with advanced prostate cancer, and received approval for MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) in May 2021 for the management of heavy menstrual bleeding associated with uterine fibroids, and in August 2022 for the management of moderate to severe pain associated with endometriosis. We continue to invest a significant portion of our efforts and financial resources in the commercialization of these drug products in the U.S. The ability for us and/or our collaboration partner, Pfizer Inc. (“Pfizer”), to generate net product revenues from our drug products will depend upon the size of the markets, the number of competitors in such markets and numerous other factors, including:
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
Further, in July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. Since RYEQO’s approvals in the EU and U.K., our commercialization partner, Gedeon Richter Plc. (“Richter”) has launched RYEQO in a number of countries in Europe. In April 2022, the EC approved ORGOVYX as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. Our commercialization partner, Accord Healthcare, Ltd. (“Accord”), has launched ORGOVYX in Europe. The success of Richter in generating net revenue from RYEQO and the success of Accord in generating net revenue from ORGOVYX are also subject to many of the factors described above. If we and/or our partners do not achieve one or more of these factors in a timely manner or at all, we and/or our partners could experience significant delays or an inability to successfully commercialize any of our drug products, which would materially harm our business.
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
•whether diagnosis and treatment rates change in advanced prostate cancer, heavy menstrual bleeding associated with uterine fibroids, moderate to severe pain associated with endometriosis, or other indications for which our drug products were approved; and
•any restrictions on the use of our drug products together with other medications.
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
To market our drug products successfully, we must continue to develop and maintain our capabilities in sales, market access, marketing, distribution, and other commercial functions, either on our own or with our third-party partners. We have made arrangements regarding some of these functions in certain markets with third-party partners. For example, on August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion Pharmaceuticals Inc. (“Sunovion”) pursuant to which, among other things, Sunovion agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer agreed to collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory” which, with respect to the periods subsequent to September 19, 2022, excludes Canada with respect to relugolix in oncology). On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which Richter agreed to commercialize relugolix combination tablet for uterine fibroids and endometriosis (if approved) in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand. On May 5, 2022, we entered into the Accord License Agreement pursuant to which Accord agreed to commercialize ORGOVYX in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if we decide to enter into licensing arrangements in countries in the Middle East, Africa and India. If Sunovion, Pfizer, Richter, Accord or any other collaboration or commercialization partners we may engage in the future, fail to perform or satisfy its obligations under their respective agreements with us or terminate their relationship with us, the sales, market access, marketing and/or distribution of our drug products would be delayed or may not occur. In addition to the third-party collaboration and commercialization arrangements described above, we continue to develop and maintain our own sales, market access, marketing, distribution and other commercial capabilities. There are significant expenses and risks involved with maintaining our own sales, market access, marketing, distribution, and other commercial capabilities, including: (i) our ability to recruit, train, and retain adequate numbers of qualified and effective sales, market access and marketing personnel; (ii) our ability to attain access to adequate numbers of healthcare professionals to prescribe any approved drugs; (iii) our ability to negotiate coverage and reimbursement for our products with payers at reasonable rebate or discount levels; (iv) our ability to negotiate competitive provider contracts to ensure access in in-office dispensing pharmacies;

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
We and our collaboration partner, Pfizer, launched ORGOVYX for the treatment of adult patients with advanced prostate cancer in the U.S. in January 2021 and MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids in the U.S. in June 2021. We and Pfizer launched MYFEMBREE in the U.S. for an additional indication, for the management of moderate to severe pain associated with endometriosis, in August 2022. Further, our commercialization partner, Richter, has launched RYEQO in Europe, and Accord has launched ORGOVYX in Europe. We and/or our collaboration and commercialization partners continue to expend significant time and resources to market, sell, seek reimbursement, and distribute these drug products to physicians and the medical community in a credible, persuasive, and compliant manner consistent with applicable laws. There is no guarantee that the strategies, tactics, marketing messages, or the distribution and reimbursement capabilities that we or our collaboration or commercialization partners have developed will be successful. Specifically, for distribution of these drug products, we are heavily dependent on third-party logistics, pharmacy and distribution partners. If we or our collaboration or commercialization partners are unable to perform effectively, our ability to realize sales targets and the return on our investment in developing these drug products will suffer.
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
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system that may impact drug pricing, drug price increase penalties, drug coverage, reimbursement for drugs, and patient out-of-pocket costs in the U.S. that could affect our ability to successfully commercialize ORGOVYX and MYFEMBREE. These legislative and regulatory changes may negatively impact the coverage, reimbursement, and patient out-of-pocket costs for ORGOVYX, MYFEMBREE and any future drugs, if approved.
We face substantial competition in the commercialization of our approved drug products and our operating results will suffer if we fail to compete effectively.
The commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to our approved drug products. For example, although ORGOVYX is the first and only oral GnRH receptor antagonist for adult patients with advanced prostate cancer approved by the FDA in the U.S., we may face competition from various drugs approved for the treatment of prostate cancer, such as Lupron Depot® (AbbVie Inc.), Eligard® (Tolmar Pharmaceuticals), Firmagon® (Ferring Pharmaceuticals), and CamceviTM (Accord BioPharma (U.S.)). MYFEMBREE is the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids in premenopausal women approved by the FDA in the U.S. MYFEMBREE competes with ORIAHNN®, an oral GnRH receptor antagonist combination therapy (one capsule (elagolix 300 mg, estradiol 1 mg, norethindrone acetate 0.5 mg) in the morning and one capsule (elagolix 300 mg) in the evening), which was approved by the FDA and launched by AbbVie in June 2020 for the management of heavy menstrual bleeding associated with uterine leiomyomas (fibroids) in premenopausal women. In addition, although ObsEva’s NDA for linzagolix, an oral GnRH receptor antagonist, for the treatment of uterine fibroids for use with and without add-back therapy that ObsEva licensed from Kissei Pharmaceutical, was withdrawn in August 2022 after the FDA identified deficiencies in ObsEva’s submission, linzagolix remains a potential competitor to MYFEMBREE because linzagolix received marketing authorization in the EU in June 2022 but the commercial availability of linzagolix in the U.S. is uncertain. MYFEMBREE is also approved by the FDA in the U.S. for the management of moderate to severe pain associated with endometriosis in premenopausal women, establishing it as the first and only once-daily oral GnRH treatment approved for both uterine fibroids and endometriosis. MYFEMBREE’s most direct competitor for the treatment of pain associated with endometriosis is ORILISSATM (elagolix), an oral GnRH receptor antagonist, which was approved as monotherapy (150 mg once a day or 200 mg twice a day) by the FDA and launched by AbbVie in August 2018 for the management of moderate-to-severe pain associated with endometriosis.
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
We expect to seek other regulatory approvals for our drug products in jurisdictions outside the U.S. and for our product candidates in the U.S. If we receive regulatory approval for any drug products in jurisdictions outside the U.S. or for our product candidates in the U.S., we will be subject to the same or similar risks we currently face with the commercialization of ORGOVYX and MYFEMBREE, as described under “Risks Related to Commercialization of Our Drug Products” above. For example, in July 2021, the EC, and in August 2021, the MHRA, approved RYEQO as the first and only long-term, once-daily oral treatment in the EU and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. Our commercialization partner, Richter, has launched RYEQO in a number of countries in Europe since these regulatory approvals. In April 2022, the EC approved ORGOVYX as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. Our commercialization partner, Accord, has launched ORGOVYX in Europe. Sufficient coverage and reimbursement are important for Richter and Accord to successfully commercialize RYEQO and ORGOVYX, respectively, in Europe, but healthcare reimbursement models and reimbursement requirements vary from country to country in Europe. Although RYEQO and ORGOVYX have been approved in the EU, many countries have not decided on pricing and reimbursement models. Some European countries may choose not to reimburse RYEQO and/or ORGOVYX at all or only reimburse RYEQO and/or ORGOVYX at a comparatively low price. The commercialization opportunities of RYEQO and ORGOVYX in Europe may be limited if either product fails to obtain sufficient coverage or reimbursement in certain countries.
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
In the U.S., we began to commercialize ORGOVYX for the treatment of adult patients with advanced prostate cancer in January 2021, MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids in June 2021, and MYFEMBREE for the management of moderate to severe pain associated with endometriosis in August 2022. We also seek to advance additional product candidates through research and clinical development to regulatory approval and commercialization. These activities will require substantial financial resources.
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $371.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.
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
On December 27, 2019, we, one of our subsidiaries, and Sumitomo Pharma entered into the Sumitomo Pharma Loan Agreement, pursuant to which Sumitomo Pharma agreed to make revolving loans to us in an aggregate principal amount up to $400.0 million. As of September 30, 2022, approximately $41.3 million of borrowing capacity remained available to us under the Sumitomo Pharma Loan Agreement. We may draw down additional funds under the Sumitomo Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the agreement. In addition, if Sumitomo Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Pharma to fund loans to us, and in which case we would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, we will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Pharma Loan Agreement.
We may never achieve or maintain profitability.
Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate may fail to gain regulatory approval or fail to become commercially viable. Since inception, we have incurred significant operating losses. We expect to continue to incur significant operating expenses as we continue commercialization of ORGOVYX and MYFEMBREE in the U.S., continue to develop our product candidates, and prepare for potential regulatory approval and commercialization of our drug products in the U.S. and other jurisdictions. The timing and magnitude of our net income (loss) will depend on the commercial success of our drug products, as well as the timing and commercial success of any product launches, as well as other potential business and operational activities. Likewise, any potential future milestone or royalty payments that we are eligible to earn under our collaboration and commercialization agreements will depend on the regulatory and commercial success of our drug products and product candidates, if approved. As a result, we may never achieve or maintain profitability.
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
We do not own or operate, and we do not expect to own or operate, facilities for drug substance and drug product manufacturing, storage and distribution, or testing and are subject to the risk that our contract manufacturers become subject to negative circumstances. For example, in June 2016, we and one of Takeda’s affiliates, Takeda Pharmaceutical Company Limited (“Takeda Limited”) entered into an agreement for the manufacture and clinical supply of relugolix pursuant to which Takeda Limited supplied us with, and we obtained from Takeda, all of our requirements for relugolix drug substance and drug product that were used under our development plans. In May 2018, we entered into a Commercial Manufacturing and Supply Agreement with Takeda pursuant to which Takeda agreed to manufacture and supply us with certain commercial relugolix drug substance quantities. In addition, in April 2019, we entered into a Commercial Manufacturing and Supply Agreement with Excella GmbH & Co. KG (“Excella”), which was amended and restated in April 2021 and pursuant to which Excella agreed to manufacture and supply us with certain commercial relugolix drug substance quantities.
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
While the COVID-19 pandemic has created certain operational complexities, we have thus far been successful at devising solutions to mitigate its impact on our business operations. To date, we do not believe that the COVID-19 pandemic has disproportionately impacted us relative to other commercial-stage oncology and women’s health biopharmaceutical companies with which we compete.
We believe that the COVID-19 pandemic continues to have an impact on our commercialization activities that is consistent with other oncology and women’s health biopharmaceutical companies. As a result of the COVID-19 pandemic, there have been changes in the practice of medical care and medical education. For example, the ability of commercial and medical affairs field teams to call on healthcare providers has been restricted or converted to virtual access. We and our collaboration partner, Pfizer, launched ORGOVYX in the U.S. in January 2021 and MYFEMBREE in the U.S. in June 2021. We and Pfizer launched MYFEMBREE in the U.S. for an additional indication in August 2022. Richter has launched RYEQO in a number of countries in Europe and Accord has launched ORGOVYX in Europe. We and our collaboration and commercialization partners may launch other approved products or indications in the COVID-19 environment. While restrictions have eased in many countries and certain regions in the U.S. in recent months, future development in the pandemic could lead to a return to stricter restrictions that may make it more difficult for us and our collaboration and commercialization partners, such as Sunovion, Pfizer, Richter, and Accord, to maximize the effectiveness of third-party market access, marketing, sales, and distribution capabilities.
In addition, we rely on third parties in the U.S. and in various parts of the world to assist in the conduct of our clinical studies and to supply us with sufficient drug supplies. Our ability to ensure continuous clinical drug supply to patients and our ability to ensure continuous patient follow up and data monitoring for our ongoing clinical studies may be adversely impacted. Likewise, while we currently expect that the drug supply we have on hand or expect to procure will be sufficient to support our ongoing clinical studies, our and our collaboration and commercialization partners’ commercial sales for our approved drug products, our supply chain for raw materials, drug substance and drug product is worldwide, and the duration of the COVID-19 pandemic and its impact on the ability of our suppliers to operate could negatively impact our manufacturing supply chain for our approved drug products and for our product candidates that may receive regulatory approval, or for clinical study materials. If disruptions to our supply chain persist for an extended period of time, our clinical study timelines, our financial condition and our results of operations may be negatively impacted. In addition, due to COVID-19 and its various variants, the FDA’s review process and timing of potential approval of our product candidates may be delayed. Regulatory agency pre-approval inspections continue to be limited due to COVID-19 backlog, and it is not clear if virtual inspections will be required and acceptable.
Despite our COVID-19 pandemic mitigation efforts, we may experience delays or an inability to execute our business plans, reduced revenues, or other adverse impacts to our business. We will continue to monitor developments with respect to COVID-19 that could pose additional risks for us, including the spread of the Omicron variant and its subvariants in the U.S. and other countries, and the potential emergence of new SARS-CoV-2 variants that may prove especially contagious or virulent. Additionally, even after normalcy resumes, we may continue to experience adverse impacts to our business as a result of the COVID-19 pandemic’s global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The impact of COVID-19 pandemic may also exacerbate other risks and uncertainties described elsewhere in this “Risk Factors” section. As such, it is uncertain as to the full magnitude that any pandemic or epidemic, such as the COVID-19 pandemic, may have on our financial condition, liquidity, and future results of operations.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. This information includes, among other things, our intellectual property and proprietary information, commercialization activities, and non-clinical or clinical data from completed, ongoing, or planned clinical studies, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third parties whom we conduct business with, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware attacks, social engineering attacks, supply-chain attacks, and other cyber-attacks. Ransomware attacks are becoming increasingly prevalent and severe. These threats may come from a wide variety of actors, including traditional hackers, employees, sophisticated nation-states, and state-sponsored actors.
Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations. Furthermore, because of the COVID-19 pandemic, we have adopted a remote workforce model, which increases the risk that our information technology systems and data could be compromised as more of our employees work from home, utilizing network connections outside our premises. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although to our knowledge, we have not experienced any material incident or disruption to date, we cannot be certain that we, or third parties with which we conduct business, will not be the target of cybersecurity incidents. While we have implemented security measures to data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.
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
We have a company-wide ERP system pertaining to certain business, operational, and finance processes. We have continued to optimize and expand this ERP system and have implemented and continue to optimize other systems as a part of our ongoing technology and process improvement initiatives. ERP and other information technology system implementations are complex, expensive and time consuming projects that require transformations of business, operational, and finance processes. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations.
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
In addition, the Federal Reserve and other regulating bodies around the world have raised, and may continue to raise, or may announce intentions to raise, interest rates. These developments, along with global economic uncertainties and market volatility, inflation, the impacts of COVID-19, and the conflict between the Russian Federation and Ukraine, could cause interest rates, including the 3-month LIBOR and any replacement benchmark rate, to be volatile.
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
We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical studies on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to satisfactorily complete any of our clinical studies. Enrollment in our clinical studies may be slower than we anticipated, leading to delays in our development timelines. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the study protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical trial sites, the eligibility criteria for the study and the proportion of patients screened that meet those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical studies will not comply with the protocol or will drop out of the studies before completion. In addition, unforeseen global instability, including political instability, such as the ongoing conflict between the Russian Federation and Ukraine, or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical studies, could delay the commencement or rate of completion of our clinical studies. Furthermore, any negative results we or a collaboration partner may report from clinical studies of our product candidates may make it difficult or impossible to recruit, enroll, and retain patients in other clinical studies of that same product candidate. Similarly, negative or positive results reported by our competitors about their products or product candidates may negatively affect patient recruitment, enrollment, or retention in our clinical studies. Also, marketing authorization of competitors in the same class of product candidates may impair our ability to recruit, enroll, or retain patients into our clinical studies, delaying or potentially preventing us from completing clinical studies. Delays or failures in planned patient recruitment, enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.
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
To market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval for a product candidate by the FDA in the U.S. does not ensure approval by regulatory authorities in any other country or jurisdiction. In addition, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical studies which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. For example, we are reliant, in part, upon the regulatory expertise of Richter and Accord to gain approval for certain drug products in the licensed territories and are completely reliant on Richter and Accord to generate net product revenue in the territories licensed to them. In July 2021, the EC, and in August 2021, the MHRA, approved RYEQO as the first and only long-term, once-daily oral treatment in the EU and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. In addition, in April 2022, the EC approved ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer. We rely on Richter and Accord to successfully commercialize our approved drug products in Europe. If we or our collaboration or commercialization partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be adversely affected.
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
We are required to monitor the safety and efficacy of ORGOVYX, MYFEMBREE and RYEQO and any other product candidates that are approved by the FDA or other regulatory authorities. We are subject to ongoing regulatory requirements to submit safety and other post-marketing information and reports, including adverse event reporting. Post-marketing adverse events related to our approved products could negatively impact our commercialization plans for these products and could negatively impact the clinical development of our product candidates.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our approved products and any of our product candidates, if approved.
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
In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. In the U.S., such scrutiny has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress is considering additional health reform measures. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was passed by the U.S. Congress and signed into law by President Biden. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; and (iii) cap Medicare beneficiaries’ annual out-of-pocket drug expenses. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known.
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
On December 26, 2020, we entered into the Pfizer Collaboration and License Agreement, pursuant to which we and Pfizer collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the Co-Promotion Territory. In addition to the Pfizer Collaboration and License Agreement, we have entered into collaboration arrangements with other collaboration and commercialization partners. On August 1, 2020, we entered into a Market Access Services Agreement, as amended, with Sunovion pursuant to which, among other things, Sunovion agreed to provide to us certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. On March 30, 2020, we entered into the Richter Development and Commercialization Agreement pursuant to which, among other things, Richter agreed to be responsible for all commercialization activities for RYEQO for the treatment of women with uterine fibroids and relugolix combination tablet for endometriosis (if approved) in certain territories outside of the U.S. On May 5, 2022, we entered into the Accord License Agreement pursuant to which, among other things, Accord agreed to be responsible for all commercialization activities of ORGOVYX in the European Economic Area, U.K., Switzerland, and Turkey, with the right of first negotiation if we decide to enter into licensing arrangements in countries in the Middle East, Africa and India.
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
•collaboration or commercialization partners’ and their affiliates’ development and commercialization of products that compete directly or indirectly with our products or product candidates; for example, Accord is our commercialization partner responsible for the commercialization of ORGOVYX in Europe and one of its affiliates, Accord BioPharma (U.S.) sells CamceviTM, a competitive drug to ORGOVYX, in our U.S. market;

•decisions by a collaboration or commercialization partner to prioritize other of its current or future products more highly than our drug products or our product candidates when it performs its duties;
•possible disagreements with a collaboration or commercialization partner as to the timing, nature, and extent of our development plans or distribution and sales and marketing plans; and
•the financial returns to us, if any, under our collaboration agreements with Pfizer, Richter, and Accord depend in large part on the achievement of milestones and generation of product sales, and if Pfizer, Richter, or Accord fail to perform or satisfy their obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.
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
In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon such rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such products or product candidates unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable products or product candidates unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
There are a number of relationships that may give rise to certain conflicts of interest between Sumitovant and Sumitomo Pharma, and their affiliates, on the one hand, and the other investors of our common shares and us, on the other hand. We are party to the Merger Agreement, pursuant to which Sumitovant is to acquire us, and the Voting and Support Agreement, pursuant to which Sumitovant has agreed, among other things, so long as Sumitovant is not prohibited from doing so by applicable law, vote or consent all of our common shares it holds in favor of the Merger and the adoption of the Merger Agreement. We are also party to the Sumitomo Pharma Loan Agreement that creates restrictions, including limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. In addition, we are party to an Investor Rights Agreement with Sumitovant and Sumitomo Pharma that, although designed in part to provide protections for our minority shareholders, also provides rights to Sumitovant and Sumitomo Pharma, such as the ability of Sumitomo Pharma to appoint directors on our board, to maintain their share ownership percentage in our company, and together with an information sharing agreement we have with Sumitovant, to provide Sumitovant with certain information and give them access to certain of our records. Further, we are a party to a Market Access Services Agreement with Sunovion, a subsidiary of Sumitomo Pharma, pursuant to which Sunovion provides certain market access services with respect to the distribution and sale of ORGOVYX and MYFEMBREE in the U.S. We may enter into additional agreements with Sumitovant or Sumitomo Pharma or their affiliates in the future. Sumitovant and Sumitomo Pharma and its affiliates may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitomo Pharma and its affiliates is subject to our related party transaction policy and the Investor Rights Agreement, which requires prior approval of such transaction by our Audit Committee composed of three independent directors. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to conduct business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows, and on the market price of our common shares. Further, our agreements with Sumitovant, Sumitomo Pharma and Sunovion may result in unanticipated risks or other unintended consequences on our business and on investor perception that could have a significant impact on the market price of our common shares.
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
•adverse developments or perceived adverse developments with respect to our manufacturing, collaboration and alliance partners and affiliates, including Takeda, Excella, Sumitovant, Sumitomo Pharma, Sunovion, Pfizer, Richter and/or Accord;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
2.1	+	Agreement and Plan of Merger, dated as of October 23, 2022, among Myovant Sciences Ltd., Sumitovant Biopharma Ltd., Merger Sub and, solely with respect to Article IX and Annex A, Sumitomo Pharma Co., Ltd.	8-K	001-37929	2.1	10/24/2022
3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Fifth Amended and Restated Bye-Laws.	10-Q	001-37929	3.3	02/10/2020
10.1	†*	Amended and Restated Manufacturing & Services Agreement by and between Excella GmbH & Co. KG and Myovant Sciences GmbH, dated April 2, 2021.
10.2	†*	Amendment No. 3 to Market Access Services Agreement by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH, dated March 15, 2021.
10.3	†*	Amendment No. 4 to Market Access Services Agreement by and between Sunovion Pharmaceuticals Inc. and Myovant Sciences GmbH, dated August 9, 2022.
10.4	†*	Letter Agreement by and between Myovant Sciences GmbH and Pfizer, Inc. dated September 19, 2022.
10.5		Voting and Support Agreement, dated as of October 23, 2022, between Myovant Sciences Ltd. and Sumitovant Biopharma Ltd.	8-K	001-37929	10.1	10/24/2022
31.1	†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
† Filed herewith.
†† Furnished herewith.
+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
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
Date: October 26, 2022