Form 10-Q
period 2022-12-31
Myovant Sciences Ltd.
filed 2023-01-26
CIK 1679082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common shares, $0.000017727 par value per share, on January 20, 2023 was 97,235,316.

MYOVANT SCIENCES LTD.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2022

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
•The pendency of the proposed Merger could negatively impact our business, financial condition, or results of operations.
•Litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.
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
•Failure to successfully obtain and maintain coverage and reimbursement for ORGOVYX and MYFEMBREE in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
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

Risks Related to Our Intellectual Property
•If we are unable to obtain, maintain and defend the patent protection covering our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MYOVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited; in thousands, except share and per share data)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$250,590	$406,704
Accounts receivable, net	41,021	23,296
Marketable securities	23,847	27,483
Inventories	30,084	7,584
Prepaid expenses and other current assets	38,047	22,498
Amount due from related party	2,997	580
Total current assets	386,586	488,145
Property and equipment, net	2,546	2,944
Operating lease right-of-use asset	7,098	7,961
Other assets	7,291	20,961
Total assets	$403,521	$520,011
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$12,217	$12,250
Accrued expenses and other current liabilities	87,333	68,594
Deferred revenue	117,231	100,564
Amounts due to Pfizer	25,768	32,563
Cost share advance from Pfizer	—	33,818
Operating lease liability	2,703	2,148
Amounts due to related parties	501	393
Total current liabilities	245,753	250,330
Deferred revenue, non-current	350,014	375,706
Long-term operating lease liability	5,480	7,041
Long-term debt, less current maturities (related party)	358,700	358,700
Other liabilities	1,717	1,711
Total liabilities	961,664	993,488
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Common shares, par value $0.000017727 per share, 564,111,242 shares authorized, 97,028,258 and 94,858,446 issued and outstanding at December 31, 2022 and March 31, 2022, respectively	2	2
Additional paid-in capital	835,754	795,935
Accumulated other comprehensive loss	(17,285)	(17,285)
Accumulated deficit	(1,376,614)	(1,252,129)
Total shareholders’ deficit	(558,143)	(473,477)
Total liabilities and shareholders’ deficit	$403,521	$520,011
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited; in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$61,422	$29,268	$152,720	$61,885
Pfizer collaboration revenue	29,307	25,172	109,025	79,853
Accord license and milestone revenue	5,000	—	55,000	—
Richter license and milestone revenue	4,000	—	4,300	31,667
Other revenue	500	—	500	—
Total revenues	100,229	54,440	321,545	173,405
Operating costs and expenses:
Cost of product revenue	7,418	4,243	17,275	7,897
Collaboration expense to Pfizer	26,808	12,086	67,242	25,912
Selling, general and administrative (1)	86,380	72,125	249,671	192,118
Research and development	31,518	25,726	82,324	82,886
Total operating costs and expenses	152,124	114,180	416,512	308,813
Loss from operations	(51,895)	(59,740)	(94,967)	(135,408)
Interest expense (2)	6,118	3,479	15,131	10,478
Interest income	(1,591)	(70)	(3,095)	(248)
Loss before income taxes	(56,422)	(63,149)	(107,003)	(145,638)
Income tax expense	1,205	296	17,482	1,058
Net loss and comprehensive loss	$(57,627)	$(63,445)	$(124,485)	$(146,696)
Net loss per common share — basic and diluted	$(0.59)	$(0.68)	$(1.29)	$(1.59)
Weighted average common shares outstanding — basic and diluted	96,859,108	93,474,985	96,155,644	92,514,657
(1) Includes $1,362 and $3,766 of related party expense (inclusive of third-party pass-through costs) for the three and nine months ended December 31, 2022, respectively. Includes $1,337 and $3,784 of related party expense (inclusive of third-party pass-through costs) for the three and nine months ended December 31, 2021, respectively. See Note 5.
(2) Includes $6,118 and $14,563 of interest expense under the Sumitomo Pharma Loan Agreement for the three and nine months ended December 31, 2022, respectively. Includes $2,871 and $8,660 of interest expense under the Sumitomo Pharma Loan Agreement for the three and nine months ended December 31, 2021, respectively. See Note (5C).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited; in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2022	94,858,446	$2	$795,935	$(17,285)	$(1,252,129)	$(473,477)
Share-based compensation	—	—	10,001	—	—	10,001
Issuance of shares upon exercise of stock options and release of share awards	798,586	—	1,191	—	—	1,191
Net loss	—	—	—	—	(21,239)	(21,239)
Balance at June 30, 2022	95,657,032	2	807,127	(17,285)	(1,273,368)	(483,524)
Share-based compensation	—	—	11,901	—	—	11,901
Issuance of shares upon exercise of stock options and release of share awards	900,620	—	3,993	—	—	3,993
Net loss	—	—	—	—	(45,619)	(45,619)
Balance at September 30, 2022	96,557,652	2	823,021	(17,285)	(1,318,987)	(513,249)
Share-based compensation	—	—	11,203	—	—	11,203
Issuance of shares upon exercise of stock options and release of share awards	470,606	—	1,530	—	—	1,530
Net loss	—	—	—	—	(57,627)	(57,627)
Balance at December 31, 2022	97,028,258	$2	$835,754	$(17,285)	$(1,376,614)	$(558,143)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at March 31, 2021	91,000,869	$2	$709,466	$(17,285)	$(1,046,148)	$(353,965)
Share-based compensation	—	—	11,262	—	—	11,262
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	1,862	—	—	1,862
Share-based compensation reclassified to current liabilities	—	—	(1,377)	—	—	(1,377)
Issuance of shares upon exercise of stock options and release of share awards	941,774	—	4,252	—	—	4,252
Net loss	—	—	—	—	(61,660)	(61,660)
Balance at June 30, 2021	91,942,643	2	725,465	(17,285)	(1,107,808)	(399,626)
Share-based compensation	—	—	11,863	—	—	11,863
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	16,297	—	—	16,297
Share-based compensation reclassified to current liabilities	—	—	(915)	—	—	(915)
Issuance of shares upon exercise of stock options and release of share awards	1,135,146	—	11,045	—	—	11,045
Net loss	—	—	—	—	(21,591)	(21,591)
Balance at September 30, 2021	93,077,789	2	763,755	(17,285)	(1,129,399)	(382,927)
Share-based compensation	—	—	7,199	—	—	7,199
Share-based compensation liabilities reclassified to equity upon settlement of awards	—	—	2,491	—	—	2,491
Share-based compensation reclassified to current liabilities	—	—	554	—	—	554
Issuance of shares upon exercise of stock options and release of share awards	580,417	—	2,565	—	—	2,565
Capital contribution -other	—	—	1,280	—	—	1,280
Net loss	—	—	—	—	(63,445)	(63,445)
Balance at December 31, 2021	93,658,206	$2	$777,844	$(17,285)	$(1,192,844)	$(432,283)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(124,485)	$(146,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	32,399	30,324
Depreciation	1,012	1,062
Non-cash interest expense	568	1,818
Amortization of operating lease right-of-use assets	1,475	1,250
Other	—	9
Changes in operating assets and liabilities:
Accounts receivable	(17,725)	(15,340)
Inventories	(21,794)	(4,126)
Prepaid expenses and other current assets	(15,549)	(7,259)
Amount due from related party	(2,417)	(550)
Other assets	9,738	(3,641)
Accounts payable	(33)	(5,679)
Accrued expenses and other current liabilities	18,739	13,811
Deferred revenue	(9,025)	3,480
Amounts due to Pfizer	(6,795)	35,773
Cost share advance from Pfizer	(34,386)	(68,654)
Operating lease liabilities	(1,618)	(1,326)
Amounts due to related parties	108	(152)
Other liabilities	6	(2,576)
Net cash used in operating activities	(169,782)	(168,472)
Cash flows from investing activities:
Purchases of marketable securities	(24,864)	(118,837)
Maturities of marketable securities	28,500	59,252
Purchases of property and equipment	(614)	(723)
Net cash provided by (used) in investing activities	3,022	(60,308)
Cash flows from financing activities:
Proceeds from stock option exercises	6,714	17,862
Capital contribution- other	—	1,280
Net cash provided by financing activities	6,714	19,142
Net change in cash, cash equivalents and restricted cash	(160,046)	(209,638)
Cash, cash equivalents and restricted cash, beginning of period	416,804	677,480
Cash, cash equivalents and restricted cash, end of period	$256,758	$467,842
Supplemental Disclosures of Non-Cash Financing and Investing Information:
Change in fair value of share-based awards recorded to additional paid-in capital	$—	$1,738
Reclassification of share-based compensation liabilities to additional paid-in capital upon settlement of awards	$—	$20,650
Right-of-use asset obtained in exchange for operating lease obligation	$612	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1—Organization and Summary of Significant Accounting Policies
Description of Business
Myovant Sciences Ltd. (together with its wholly-owned subsidiaries, the “Company” or “Myovant”) is a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy worldwide. Founded in 2016, the Company has executed multiple successful Phase 3 clinical trials across oncology and women’s health leading to three regulatory approvals by the United States (“U.S.”) Food and Drug Administration (“FDA”): (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids; and (3) MYFEMBREE which was approved in the U.S. in August 2022 for the management of moderate to severe pain associated with endometriosis, establishing MYFEMBREE as the first and only once-daily oral GnRH treatment approved for both uterine fibroids and endometriosis.
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
The Company is currently conducting a number of clinical studies to generate data that would potentially expand the prescribing labels for MYFEMBREE and ORGOVYX. For example, in the Phase 3 SERENE study, MYFEMBREE is being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy, and in the Phase 3 REPLACE-CV study, the risk of major adverse cardiovascular events associated with ORGOVYX compared to leuprolide will be assessed in men 18 years of age or older with prostate cancer who require treatment with androgen deprivation therapy for at least one year. The Company is also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since its inception, the Company has funded its operations primarily from the issuance and sale of its common shares, from debt financing arrangements, and more recently from the upfront and milestone payments it has received from its collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
The Company’s majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”), the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of December 31, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, beneficially own 50,041,181, or approximately 51.6%, of the Company’s outstanding common shares.
On October 23, 2022, Myovant, Sumitovant, Zeus Sciences Ltd., a wholly owned subsidiary of Sumitovant (“Merger Sub”), and, solely with respect to Article IX and Annex A of the Merger Agreement, Sumitomo Pharma, entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub with and into Myovant (the “Merger”), with Myovant continuing as the surviving company following the Merger as a wholly owned subsidiary of Sumitovant (the “Surviving Company”). Subject to the terms and conditions set forth in the Merger Agreement, in the event the Merger is consummated, holders of the Company’s common shares (other than Excluded Shares, Parent Owned Shares and Dissenting Shares (as each such term is defined in the Merger Agreement)) will be entitled to receive $27.00 per share in cash, without interest and less any applicable withholding taxes (the “Per Share Merger Consideration”). See Note 5(A) for more information about the Merger Agreement.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of December 31, 2022 and March 31, 2022, and its condensed consolidated statements of operations and comprehensive loss, and shareholders’ deficit for the three and nine months ended December 31, 2022 and 2021, and its condensed consolidated statements of cash flows for the nine months ended December 31, 2022 and 2021. The March 31, 2022 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The results for interim periods are not necessarily indicative of results for the entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended March 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2022.
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
Liquidity and Capital Resources
As of December 31, 2022, the Company had approximately $274.4 million in cash, cash equivalents, and marketable securities. The Company believes that its existing cash, cash equivalents, marketable securities and expected cash flows to be generated from product sales will be sufficient to fund its anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report.

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
As of December 31, 2022, the Company’s subsidiary, Myovant Sciences GmbH (“MSG”), had approximately $41.3 million of borrowing capacity available to it under the Sumitomo Pharma Loan Agreement (see Note 5(C)). As of December 31, 2022, the Company is also eligible to earn up to $3.5 billion, $85.5 million, and $118.2 million of additional milestone payments from Pfizer Inc. (“Pfizer”), Accord Healthcare, Ltd. (“Accord”), and Gedeon Richter Plc. (“Richter”), respectively, as well as potential royalty payments from Accord and Richter. See Note 8 for additional information about the Pfizer Collaboration and License Agreement, the Accord License Agreement, and the Richter Development and Commercialization Agreement.
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per common share for the periods indicated because their inclusion would have been anti-dilutive:

	December 31,
	2022	2021
Stock options	5,148,789	7,512,729
Restricted stock units and performance stock units (unvested)	7,812,535	4,543,929
Warrants	73,710	73,710
Total	13,035,034	12,130,368
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022, and subject to a proposed extension to December 31, 2024. The outstanding debt with Sumitomo Pharma under the Sumitomo Pharma Loan Agreement bears a variable interest rate that is indexed off of 3-month LIBOR, for which publication is expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, the Company’s subsidiary, MSG, and Sumitomo Pharma will negotiate in good faith to select an alternative interest rate in accordance with the Sumitomo Pharma Loan Agreement. The Company has not yet adopted this guidance and is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
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
Note 2—Revenue Components
The following table provides information about the Company’s revenues (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Product revenue, net:
ORGOVYX	$48,724	$24,393	$128,077	$53,535
MYFEMBREE	10,527	2,429	20,929	4,133
Accord product supply and royalties	387	—	387	—
Richter product supply and royalties	1,784	2,446	3,327	4,217
Total product revenue, net	61,422	29,268	152,720	61,885
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	20,974	62,922	62,922
Amortization of regulatory milestones	8,333	4,198	46,103	16,931
Total Pfizer collaboration revenue	29,307	25,172	109,025	79,853
Accord license and milestone revenue	5,000	—	55,000	—
Richter license and milestone revenue	4,000	—	4,300	31,667
Other revenue	500	—	500	—
Total revenues	$100,229	$54,440	$321,545	$173,405
Product Revenue, net
The Company generates product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. The Company records product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
For both the three and nine months ended December 31, 2022, product revenue, net includes revenues related to product supply to Accord of $0.4 million as well as royalties on net sales of ORGOVYX in Accord’s Territory of less than $0.1 million. There were no such revenues for the three and nine months ended December 31, 2021.
For the three and nine months ended December 31, 2022, product revenue, net includes revenues related to product supply to Richter of $1.4 million and $2.6 million, respectively, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.4 million and $0.7 million, respectively. For the three and nine months ended December 31, 2021, product revenue, net includes revenues related to product supply to Richter of $2.3 million and $4.1 million, respectively, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.1 million and $0.2 million, respectively.
The activities and ending balances for each significant category of discounts and allowances (which constitutes variable consideration) for the nine months ended December 31, 2022 were as follows (in thousands):

	Reserve -government and other incentives	Chargebacks and administrative fees	Returns	Sales Discounts	Total
Balance as of March 31, 2022	$13,734	$2,628	$3,028	$486	$19,876
Provision related to sales in the current year	86,741	22,550	3,062	4,331	116,684
Adjustments related to prior year sales	891	(762)	—	—	129
Credits and payments made during the current year	(75,014)	(19,988)	(12)	(4,148)	(99,162)
Balance as of December 31, 2022	$26,352	$4,428	$6,078	$669	$37,527
The total reserves described above are summarized as components of the Company’s unaudited condensed consolidated balance sheets as follows (in thousands):

	December 31, 2022	March 31, 2022
Reduction of accounts receivable, net	$669	$486
Component of accrued expenses and other current liabilities	36,858	19,390
Total revenue-related reserves	$37,527	$19,876
Pfizer Collaboration Revenue
Pfizer collaboration revenue for the three and nine months ended December 31, 2022 and 2021 consists of the partial recognition of the upfront payment the Company received from Pfizer upon entering into the Pfizer Collaboration and License Agreement in December 2020 and of the $100.0 million regulatory milestone payment the Company received from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. Pfizer collaboration revenue for the three and nine months ended December 31, 2022 also includes the partial recognition of the $100.0 million regulatory milestone payment the Company received from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of moderate to severe pain associated with endometriosis on August 5, 2022. See Note 8(A) for additional information regarding the Pfizer Collaboration and License Agreement.
Accord License and Milestone Revenue
Accord license and milestone revenue for the three months ended December 31, 2022 consists of the recognition of a $5.0 million milestone payment from Accord that was triggered upon Accord’s first commercial sale of ORGOVYX in Europe in October 2022. Accord license and milestone revenue for the nine months ended December 31, 2022 consists of the recognition of a $50.0 million upfront payment the Company received from Accord in May 2022 pursuant to the Accord License Agreement, as well as the $5.0 million milestone payment that was triggered upon Accord’s first commercial sale of ORGOVYX in Europe in October 2022. There was no Accord license and milestone revenue for the three and nine months ended December 31, 2021. See Note 8(B) for additional information regarding the Accord License Agreement.
Richter License and Milestone Revenue
Richter license and milestone revenue for the three and nine months ended December 31, 2022 consists of the recognition of a $4.0 million regulatory milestone payment from Richter that was triggered upon the European Medicines Agency acceptance of Richter’s Type II variation submission for RYEQO for the treatment of moderate to severe pain associated with endometriosis in adult women of reproductive age with a history of previous medical or surgical treatment for their endometriosis. Richter license and milestone revenue for the nine months ended December 31, 2022 also includes the recognition of a $0.3 million regulatory milestone payment from Richter that was triggered upon the approval of RYEQO for the uterine fibroids indication in Australia. The Company recognized $31.7 million of Richter license and milestone revenue for the nine months ended December 31, 2021, which consists of a $15.0 million regulatory milestone payment from Richter that was triggered upon the EC approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of the Company’s delivery of the remaining substantive relugolix combination tablet data packages to Richter. There was no Richter license and milestone revenue for the three months ended December 31, 2021. See Note 8(C) for additional information regarding the Richter Development and Commercialization Agreement.

Note 3—Certain Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
The following represents a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$250,590	$457,742
Restricted cash (included in other assets)	6,168	10,100
Total cash, cash equivalents and restricted cash	$256,758	$467,842
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash (maturity of three months or less at the time of purchase). Restricted cash consists of funds held or designated to satisfy the requirements of certain agreements that are restricted in their use. As of December 31, 2022 and 2021, restricted cash includes approximately $2.4 million and $7.1 million, respectively, that is held in an escrow fund for use by Sunovion Pharmaceuticals Inc. (“Sunovion”), a subsidiary of Sumitomo Pharma, to manage payments for rebates, chargebacks, and similar fees pursuant to the Market Access Services Agreement (see Note 5(F)).
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Raw materials	$15,597	$663
Work in process	6,410	3,737
Finished goods	8,077	3,184
Total inventories	$30,084	$7,584
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Accrued sales discounts, rebates, and allowances	$36,858	$19,390
Accrued compensation-related expenses	23,516	26,389
Accrued R&D expenses	10,244	6,955
Accrued commercial expenses	5,287	7,196
Accrued royalties payable to Takeda	4,400	2,470
Accrued other expenses	3,288	3,309
Accrued professional fees	3,265	1,340
Accrued income tax payable	475	720
Deferred product revenue	—	825
Total accrued expenses and other current liabilities	$87,333	$68,594

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

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2022
Assets:
Money market funds (1)	$154	$—	$—	$154
Commercial paper (2)	—	155,635	—	155,635
U.S. treasury securities (3)	1,944	—	—	1,944
Total assets	$2,098	$155,635	$—	$157,733

	Fair Value Measurement Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2022
Assets:
Money market funds (1)	$69	$—	$—	$69
Commercial paper (2)	—	219,772	—	219,772
Total assets	$69	$219,772	$—	$219,841
(1) Included in cash and cash equivalents.
(2) Includes $133.7 million in cash and cash equivalents and $21.9 million in marketable securities as of December 31, 2022. Includes $192.3 million in cash and cash equivalents and $27.5 million in marketable securities as of March 31, 2022.
(3) Included in marketable securities.
There were no liabilities measured at fair value on a recurring basis as of December 31, 2022 or March 31, 2022.

The Company does not intend to sell its marketable securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell its securities before recovery of their amortized cost basis, which may be at maturity. There were no realized gains or realized losses on marketable securities for the periods presented.
Financial Instruments Not Measured at Fair Value on a Recurring Basis
The Company recorded the cost share advance from Pfizer, which was included in Level 2 of the fair value hierarchy, at its estimated fair value as of the transaction date. As discussed in Note 8(A), on the transaction date, the cost share advance from Pfizer was discounted to fair value using the Company’s estimated incremental borrowing rate over the period in which the cost share advance was expected to be utilized. The recorded amount was reduced each reporting period by the amount of Allowable Expenses applied to the cost share advance. As of December 31, 2022, the cost share advance from Pfizer has been fully utilized and no amounts remained outstanding on the Company’s unaudited condensed consolidated balance sheet as of December 31, 2022. There were no non-recurring fair value assets as of December 31, 2022 and March 31, 2022.
Note 5—Related Party Transactions
As of December 31, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, beneficially own 50,041,181, or approximately 51.6%, of the Company’s outstanding common shares. The Company has agreements with Sumitovant, Sumitomo Pharma, and their affiliates, including Sunovion, a subsidiary of Sumitomo Pharma. Certain of these agreements are described below.
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
Completion of the Merger is subject to the satisfaction of certain conditions, including: (i) the adoption of the Merger Agreement at a shareholder meeting to consider such matter by the requisite vote of Myovant’s shareholders, including the approval by the holders of a majority of the outstanding Common Shares entitled to vote and voting at such meeting and by the holders of a majority of the outstanding Common Shares not held by Sumitovant or its affiliates, (ii) the expiration of applicable waiting period of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), (iii) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Merger, (iv) the accuracy of each party’s representations and warranties (subject to certain materiality and Company Material Adverse Effect (as defined in the Merger Agreement) qualifications), (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement and (vi) the absence of a Company Material Adverse Effect following the date of the Merger Agreement that is continuing. The applicable waiting period under the HSR Act expired on January 2, 2023.
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
(C) Sumitomo Pharma Loan Agreement
On December 27, 2019, the Company and one of its subsidiaries, MSG (the “Borrower”), entered into a Loan Agreement with Sumitomo Pharma (the “Sumitomo Pharma Loan Agreement”). The Sumitomo Pharma Loan Agreement was amended on December 24, 2022.
Pursuant to the Sumitomo Pharma Loan Agreement, Sumitomo Pharma agreed to make revolving loans to the Borrower in an aggregate principal amount of up to $400.0 million. Funds may be drawn down by the Borrower once per calendar quarter, subject to certain terms and conditions, including consent of the Company’s board of directors. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the Sumitomo Pharma Loan Agreement. In addition, if Sumitomo Pharma fails to own at least a majority of the Company’s outstanding common shares, it may become unlawful under Japanese law for Sumitomo Pharma to continue to fund loans to the Borrower, and in which case the Borrower would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Interest is due and payable quarterly, and the outstanding principal amounts are due and payable in full on the five-year anniversary of the closing date of the Sumitomo Pharma Loan Agreement. Loans under the Sumitomo Pharma Loan Agreement are prepayable at any time without premium or penalty upon 10 business days’ prior written notice.
Loans under the Sumitomo Pharma Loan Agreement bear interest at a variable rate per annum equal to 3-month LIBOR plus a margin of 3% payable on the last day of each calendar quarter. Publication of 3-month LIBOR is currently expected to be discontinued on June 30, 2023. In the event that 3-month LIBOR becomes unavailable, the Borrower and Sumitomo Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The Borrower’s obligations under the Sumitomo Pharma Loan Agreement are fully and unconditionally guaranteed by the Company and certain of the Company’s other subsidiaries (collectively, the “Subsidiary Guarantors”). The loans and other obligations are senior unsecured obligations of the Company, the Borrower, and the Subsidiary Guarantors.
The Sumitomo Pharma Loan Agreement includes customary representations and warranties and affirmative and negative covenants. The Sumitomo Pharma Loan Agreement also includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period, cross acceleration to certain other debt, failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by the Company or any of its subsidiaries and certain breaches by the Company under the Investor Rights Agreement. Upon the occurrence of an event of default, a default interest rate of an additional 5% will apply to the outstanding principal amount of the loans, Sumitomo Pharma may terminate its obligations to make loans to the Borrower and declare the principal amount of loans to become immediately due and payable, and Sumitomo Pharma may take such other actions as set forth in the Sumitomo Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Pharma to make loans to the Borrower would automatically terminate and the principal amount of the loans would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Pharma to maintain the loans under the Sumitomo Pharma Loan Agreement or within 30 days of a change of control with respect to the Company, the Borrower would be required to repay the outstanding principal amount of the Loans.
The parties entered into an amendment to the Sumitomo Pharma Loan Agreement on December 24, 2022 pursuant to which, Sumitomo Pharma agreed to subordinate the Borrower’s obligations to Sumitomo Pharma under the Sumitomo Pharma Loan Agreement to all other existing and future claims against the Borrower.
As of December 31, 2022, approximately $41.3 million of borrowing capacity remains available to the Borrower, subject to the terms of the Sumitomo Pharma Loan Agreement and the outstanding loan balance of $358.7 million is classified as a long-term liability on the Company’s unaudited condensed consolidated balance sheet under the caption long-term debt, less current maturities (related party). Interest expense under the Sumitomo Pharma Loan Agreement was $6.1 million and $14.6 million for the three and nine months ended December 31, 2022, respectively, and $2.9 million and $8.7 million for the three and nine months ended December 31, 2021, respectively, and is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Under the agreement, Sumitovant also agrees to provide, upon the Company’s election, various administrative and general business support services as well as research and development services to the Company and its subsidiaries, and the Company agrees to reimburse Sumitovant for expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by employees of Sumitovant, the agreement provides for Sumitovant to charge the Company based upon the relative percentage of time utilized on matters related to the Company by the respective employee and a mutually agreed upon mark-up on such expenses. Under the agreement, all other third-party pass-through costs are billed to the Company at cost. For both the three and nine months ended December 31, 2022, the Company incurred less than $0.1 million, under this agreement.
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
As consideration for the services, the Company has paid and will continue to pay Sunovion an agreed-upon monthly service charge for each of the first two years of the Market Access Services Agreement term and any agreed regulatory and training service charges. After the second year of the Market Access Services Agreement term, the monthly service charges will be determined by the parties. In addition, the Company also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services, and (y) establish an escrow fund for use by Sunovion to manage payments for rebates, chargebacks and similar fees. For the three and nine months ended December 31, 2022, the Company incurred $1.3 million and $3.7 million, respectively, under this agreement (inclusive of third-party pass-through costs billed to the Company) which are included in SG&A expenses, in the accompanying consolidated statements of operations and comprehensive loss. For the three and nine months ended December 31, 2021, the Company incurred $1.3 million and $3.8 million of expense under this agreement (inclusive of third-party pass-through costs billed to the Company), which is included in SG&A expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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

Note 6—Income Taxes
The Company is not subject to taxation under the laws of Bermuda since it is organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. It is subject to taxation under the laws of the U.K. by virtue of location of central management and control. The income tax expense of the Company and its affiliates currently is primarily attributable to U.S. federal, state and local taxes. The Company’s effective tax rate for the three and nine months ended December 31, 2022 was (2.14)% and (16.34)%, respectively. The Company’s effective tax rate for the three and nine months ended December 31, 2021 was (0.47)% and (0.73)%, respectively. Key determinative factors of the Company’s effective tax rate include the allocation of its earnings by jurisdiction and a valuation allowance that currently eliminates all of the Company’s net deferred tax assets, including in respect of the R&D matter referred to below.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 (“TCJA”) amendments to Internal Revenue Code Section 174 will no longer permit an immediate deduction for R&D expenditures in the tax year that such costs are incurred. For expenses that are incurred for R&D in the U.S., such amounts will be amortized over five years (this is currently approximately 90% of the Company’s relevant spend), and expenses that are incurred for R&D expenditures outside the U.S. will be amortized over 15 years. The Company’s effective tax rate for the three and nine months ended December 31, 2022 was impacted accordingly.
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

Note 7—Share-Based Compensation
The Company has two share-based compensation plans, the Myovant Sciences Ltd. 2016 Equity Incentive Plan (“Equity Incentive Plan”) and the Myovant Sciences Ltd. 2020 Inducement Plan (“Inducement Plan”) (collectively, the “Equity Plans”). As of December 31, 2022, there were approximately 2.7 million and 0.2 million common shares available for future issuance under the Equity Incentive Plan and the Inducement Plan, respectively. For additional information about the Company’s Equity Plans, see Note 10, “Share-Based Compensation,” to the Company’s audited consolidated financial statements included in its Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022.
(A) Stock Options
Activity for stock options for the nine months ended December 31, 2022 is included in the following table:

Number of Options
Options outstanding at March 31, 2022	6,130,680
Granted	204,808
Exercised	(826,331)
Forfeited	(360,368)
Options outstanding at December 31, 2022	5,148,789
Options vested and expected to vest at December 31, 2022	5,148,789
Options exercisable at December 31, 2022	3,830,313
(B) Restricted Stock and Performance Stock Units
Activity for restricted stock units and performance stock units for the nine months ended December 31, 2022 is included in the following table:

Number of Shares
Unvested balance at March 31, 2022	4,532,619
Granted	5,763,246
Vested	(1,343,481)
Forfeited	(1,139,849)
Unvested balance at December 31, 2022	7,812,535
(C) Share-Based Compensation
Share-based compensation during the three and nine months ended December 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Share-based compensation recognized as:
SG&A expense	$7,174	$4,173	$20,890	$18,131
R&D expense	3,682	2,842	11,180	11,683
Cost of product revenue (1)	120	32	329	50
Total	$10,976	$7,047	$32,399	$29,864

Share-based compensation capitalized into inventory	$347	$184	$1,035	$510
(1) Share-based compensation capitalized into inventory is recognized as cost of product revenue when the related product is sold.
SG&A expense for the nine months ended December 31, 2021 includes $3.0 million of share-based compensation related to the separation of the Company’s former Principal Executive Officer and Principal Financial Officer. Additional information is included in Note 10, “Share-Based Compensation,” to the Company’s audited consolidated financial statements included in its

Annual Report for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022.
Total unrecognized share-based compensation was approximately $106.2 million as of December 31, 2022 and is expected to be recognized over a weighted-average period of approximately 2.66 years.
Note 8—Collaboration and License Agreements
(A) Pfizer Collaboration and License Agreement
On December 26, 2020, one of the Company’s subsidiaries, MSG, and Pfizer, entered into a collaboration and license agreement (the “Pfizer Collaboration and License Agreement”), pursuant to which the Company and Pfizer collaborate to jointly develop and commercialize relugolix in oncology and women’s health in the U.S. and Canada (the “Co-Promotion Territory”). In addition, Pfizer also received an option to acquire exclusive commercialization and development rights to relugolix in oncology outside the Co-Promotion Territory, excluding certain Asian countries (the “Pfizer Territory”). Pfizer notified the Company on October 22, 2021 of its decision to decline this option. On September 19, 2022, the Company and Pfizer entered into a letter agreement pursuant to which Pfizer’s rights in Canada with respect to relugolix in oncology under the Pfizer Collaboration and License Agreement were terminated. References to “Co-Promotion Territory” with respect to periods subsequent to September 19, 2022 exclude Canada with respect to relugolix in oncology. On December 5, 2022, the Company and Pfizer entered into a letter agreement to address certain terms regarding the co-promotion of MYFEMBREE in Canada in the event of regulatory approval.
In the U.S. Co-Promotion Territory, the Company and Pfizer equally share profits and certain expenses, including certain pre-launch inventory costs incurred by the Company prior to the effective date of the Pfizer Collaboration and License Agreement (the “Allowable Expenses”). The Company remains responsible for regulatory interactions and drug supply and continues to lead clinical development for MYFEMBREE in the women’s health indications, while development for ORGOVYX is shared equally among the parties.
In the U.S., the Company is the principal on all sales transactions with third parties and recognizes 100% of product sales to third parties as revenue from contracts with customers. The Company concluded that based on the principal versus agent guidance in ASC 606, in the U.S., it has primary responsibility for fulfilling customer orders, controls inventory before it is sold to third party customers, assumes the risk of inventory loss, and maintains discretion in establishing product price.
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
Pursuant to the terms of the Pfizer Collaboration and License Agreement, the Company was required to bear Pfizer’s share of Allowable Expenses, up to a maximum of $100.0 million for calendar year 2021 and up to a maximum of $50.0 million for calendar year 2022. Any unused portion was to carry over into the subsequent calendar years until the Company had assumed in aggregate $150.0 million of Pfizer’s share of the Allowable Expenses. No amounts remained under the cost share advance from Pfizer as of December 31, 2022.
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
As discussed above, the Company received a $650.0 million upfront payment from Pfizer in December 2020, of which $150.0 million was Pfizer’s advanced reimbursement for Pfizer’s share of Allowable Expenses. The Company concluded that the prepayment by Pfizer of its share of Allowable Expenses represented a significant financing component since the Company received the cash flows at the outset of the arrangement, rather than over a two-year period. Accordingly, the Company reduced the amount of the advanced reimbursement by approximately $3.6 million, representing the implied financing costs, and recorded the discounted value of $146.4 million on the consolidated balance sheet as a deposit liability (cost share advance from Pfizer). The financing component was accreted to interest expense utilizing a method that approximated the effective yield method over the period in which the cost share advance was expected to be used. As of December 31, 2022, the financing component had been fully accreted to interest expense. The remainder of the upfront payment was recorded as deferred revenue and has been and will continue to be recognized as Pfizer collaboration revenue on a straight-line basis over the estimated term of the agreement of six years, which was estimated by the Company based upon the terms of the Pfizer Collaboration and License Agreement, including the termination provisions contained therein. The Company determined straight-line amortization to be appropriate because the upfront payment represents payment for Pfizer’s right to participate in the collaboration activities, including both commercialization and development activities, which are expected to be realized evenly over this period.
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
The amount due to Pfizer as of December 31, 2022, was approximately $25.8 million and consisted of 26.8 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S., partially offset by approximately $1.0 million net amount due from Pfizer for reimbursement of Allowable Expenses. 100% of all expenses related to Pfizer under the Pfizer Collaboration and License Agreement are initially expensed and then the full pool of expenses incurred by both the Company and Pfizer are reduced through application of the cost sharing allowance. The amount due to Pfizer as of March 31, 2022 was approximately $32.6 million and consisted of $14.1 million payable to Pfizer for Pfizer’s 50% share of net profits on sales of ORGOVYX and MYFEMBREE in the U.S. and approximately $18.5 million for 50% of Pfizer’s reimbursement of Allowable Expenses.
(B) Accord License Agreement
On May 5, 2022, one of the Company’s subsidiaries, MSG, entered into an exclusive license agreement (the “Accord License Agreement”) with Accord and Intas Pharmaceuticals, Ltd., parent entity of Accord, for Accord to commercialize relugolix for the treatment of advanced hormone-sensitive prostate cancer under the trade name ORGOVYX® (relugolix 120 mg) in the European Economic Area, U.K., Switzerland, and Turkey (“Accord’s Territories”), with the right of first negotiation if the Company decides to enter into licensing arrangements in countries in the Middle East, Africa, and India. Under the terms of the Accord License Agreement, the Company received an upfront payment of $50.0 million in the three months ended June 30, 2022. As of December 31, 2022, the Company is also eligible to receive up to $85.5 million in commercial launch, sales-based, and other milestone payments, as well as tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s Territories.

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
The Company concluded that Accord represents a customer and evaluated the Accord License Agreement under ASC 606. Based on that evaluation, the Company identified a single performance obligation under the Accord License Agreement, consisting of the Company’s promise to grant Accord a license to certain of the Company’s intellectual property. The Company determined that the initial transaction price consisted solely of the non-refundable upfront payment of $50.0 million, which was recognized as Accord license and milestone revenue upon delivery of the license to Accord during the nine months ended December 31, 2022. Accord license and milestone revenue for the three and nine months ended December 31, 2022 also consists of the Company’s recognition of a $5.0 million milestone payment from Accord that was triggered upon Accord’s first commercial sale of ORGOVYX in Europe in October 2022. There was no Accord license and milestone revenue for the three and nine months ended December 31, 2021.
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

(C) Richter Development and Commercialization Agreement
On March 30, 2020, one of the Company’s subsidiaries, MSG, entered into an exclusive license agreement with Richter for Richter to commercialize relugolix combination tablet for uterine fibroids and endometriosis in Europe, the Commonwealth of Independent States including Russia, Latin America, Australia, and New Zealand (the “Richter Development and Commercialization Agreement”). Under the terms of the Richter Development and Commercialization Agreement, the Company received an upfront payment of $40.0 million on March 31, 2020, is eligible to receive up to $40.0 million in regulatory milestone payments (of which $29.3 million has been received), $107.5 million in sales-related milestones, and tiered royalties on net sales following regulatory approval.
The Company determined that the transaction price under the Richter Development and Commercialization Agreement totaled $50.0 million, consisting of the upfront payment of $40.0 million received on March 31, 2020 and a $10.0 million regulatory milestone payment received in April 2020. No other regulatory milestones, sales-related milestones, or royalties on net sales following regulatory approval were included in the transaction price given the substantial uncertainty related to their achievement. The Company concluded that Richter represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers. The Company identified one material combined performance obligation to grant a license to Richter to certain of its intellectual property and to deliver certain clinical and regulatory data packages for relugolix combination tablet, the drug used for both potential indications of uterine fibroids and endometriosis. The Company determined that its grant of a license to Richter to certain of its intellectual property was not distinct from the delivery of certain clinical and regulatory data packages pertaining to relugolix combination tablet. In evaluating the appropriate measure for the Company’s performance under the combined performance obligation, the Company determined that revenues should be recognized as data packages are delivered to Richter based on the relative value of the data packages delivered to date compared to the totality of the data packages it is obligated to deliver under the Richter Development and Commercialization Agreement. The Company evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. Based upon the Company’s assessment of its progress toward delivering relugolix combination tablet clinical and regulatory data packages to Richter, the Company recognized the remaining $16.7 million of the transaction price as Richter license and milestone revenue upon the completion of the Company’s delivery of the remaining substantive relugolix combination tablet data packages to Richter during the nine months ended December 31, 2021.
Richter license and milestone revenue for the three and nine months ended December 31, 2022 consists of the Company’s recognition of a $4.0 million regulatory milestone payment from Richter that was triggered upon the EMA acceptance of Richter’s Type II variation submission for RYEQO for the treatment of moderate to severe pain associated with endometriosis in adult women of reproductive age with a history of previous medical or surgical treatment for their endometriosis. Richter license and milestone revenue for the nine months ended December 31, 2022 also includes the Company’s recognition of a $0.3 million regulatory milestone payment that was triggered upon the approval of RYEQO for the uterine fibroids indication in Australia. On July 16, 2021, the EC approved RYEQO as the first and only long-term, once-daily oral treatment in Europe for moderate to severe symptoms of uterine fibroids in adult women of reproductive age. This approval triggered a $15.0 million regulatory milestone payment from Richter, which the Company recorded as Richter license and milestone revenue during the nine months ended December 31, 2021.
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
(D) Contract Balances

The following table presents changes in the Company’s contract liabilities during the nine months ended December 31, 2022 (in thousands):

	Balance at March 31, 2022	Additions	Imputed Interest	Deductions	Balance at December 31, 2022
Contract liabilities:
Deferred revenue (1)	$476,270	$100,000	$—	$(109,025)	$467,245
Cost share advance from Pfizer (2)	$33,818	$—	$568	$(34,386)	$—

(1) Includes $117.2 million and $350.0 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of December 31, 2022. Includes $100.6 million and $375.7 million presented as current and non-current, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2022.
(2) Includes $33.8 million presented as current on the unaudited condensed consolidated balance sheet as of March 31, 2022.
During the nine months ended December 31, 2022, deferred revenue decreased by $9.0 million. The net decrease was a result of the recognition of $109.0 million of Pfizer collaboration revenue, partially offset by a $100.0 million regulatory milestone payment from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of moderate to severe pain associated with endometriosis on August 5, 2022.
During the nine months ended December 31, 2022, the cost share advance from Pfizer decreased by $33.8 million. The decrease was the net result of the application of 100% of shared Allowable Expenses incurred by the Company and 50% of reimbursement of Allowable Expenses incurred by Pfizer of approximately $34.4 million, partially offset by accretion of the implied financing component of $0.6 million. No amounts remained outstanding under the cost share advance from Pfizer as of December 31, 2022. See Note 8(A) for additional information about the cost share advance from Pfizer.
Note 9—Commitments and Contingencies
(A) Legal Contingencies
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. For cases in which the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the loss contingency, including an estimable range, if possible. The Company believes the outcome of currently pending claims or lawsuits will not likely have a material effect on its consolidated operations or financial position.
Litigation Related to the Merger
On December 11, 2022, a purported shareholder of Myovant filed a lawsuit against Myovant and each member of Myovant’s board of directors in the United States District Court for the Southern District of New York, captioned Martin Schiffenbauer v. Myovant Sciences Ltd., et al., Case No. 22-cv-10467. This complaint alleges that, among other things, the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder by omitting or misrepresenting certain allegedly material information in the proxy statement. This complaint seeks, among other things, (i) injunctive relief preventing the shareholder vote or consummation of the proposed transaction, (ii) rescissory damages or rescission of the Merger Agreement in the event the proposed transaction is consummated, (iii) damages suffered as a result of the alleged omissions or misrepresentations of certain allegedly material information and (iv) plaintiff’s attorneys’ fees and expenses. The defendants intend to vigorously defend against these claims and believe the claims asserted in this complaint are without merit.

On December 21, 2022, a purported shareholder of Myovant filed a lawsuit against Myovant and each member of Myovant’s board of directors in the United States District Court for the Southern District of New York, captioned Adrienne Halberstam v. Myovant Sciences Ltd., et al., Case No. 22-cv-10788. This complaint alleges that, among other things, the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder by omitting or misrepresenting certain allegedly material information in the proxy statement. This complaint seeks, among other things, (i) injunctive relief preventing the shareholder vote or consummation of the proposed transaction, (ii) rescissory damages or rescission of the Merger Agreement in the event the proposed transaction is consummated and (iii) plaintiff’s attorneys’ and experts’ fees. The defendants intend to vigorously defend against these claims and believe the claims asserted in this complaint are without merit.

On or about January 25, 2023, a purported shareholder of Myovant filed a lawsuit against Myovant, each member of Myovant’s board of directors, Myovant Sciences, Inc., Sumitovant Biopharma Ltd. and Sumitovant Biopharma, Inc. in the Superior Court of the State of California in and for the County of San Francisco, captioned Dean Drulias v. Myovant Sciences Ltd., et al. This complaint alleges that, among other things, Myovant and each member of Myovant’s board of directors violated California Corporations Code § 25401 and also makes claims against all defendants for intentional misrepresentation, fraud and concealment and for negligent misrepresentation and concealment under California common law, in each case, by omitting or misrepresenting certain allegedly material information in the proxy statement. This complaint seeks, among other things, (i) injunctive relief preventing the shareholder vote, consummation of the proposed transaction and requiring disclosure of additional information in the proxy statement and (ii) interest, plaintiff’s attorneys’ and experts’ fees and other costs in an amount to be determined. The defendants intend to vigorously defend against these claims and believe the claims asserted in this complaint are without merit.

Other potential plaintiffs may also file additional lawsuits challenging the Merger. The outcome of the Schiffenbauer, Halberstam and Drulias actions and any additional future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the Merger and result in substantial costs to Myovant, including any costs associated with the indemnification of directors and officers. One of the conditions to the completion of the Merger is the absence of any law or order from a governmental entity (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Myovant’s business, financial condition, results of operations and cash flows.
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

(D) Takeda Agreements
On April 29, 2016, Takeda Pharmaceuticals International AG (“Takeda”), a subsidiary of Takeda Pharmaceutical Company Limited, the originator of relugolix, granted the Company a worldwide license to develop and commercialize relugolix (excluding Japan and certain other Asian countries) and an exclusive right to develop and commercialize MVT-602 in all countries worldwide. Pursuant to the license agreement (the “Takeda License Agreement”), Takeda granted to the Company an exclusive, royalty-bearing license under certain patents and other intellectual property controlled by Takeda to develop and commercialize relugolix and MVT-602, and products containing these compounds for all human diseases and conditions. Under the Takeda License Agreement, the Company will pay Takeda a fixed, high single-digit royalty on net sales of certain relugolix products, a low single-digit royalty on net sales of certain other relugolix products, and a high single-digit royalty on net sales of MVT-602 products in the Company’s territory, all subject to certain agreed reductions. The Company recorded royalty expense to Takeda of $4.4 million and $11.3 million for the three and nine months ended December 31, 2022, respectively, and $2.0 million and $4.5 million for the three and nine months ended December 31, 2021, respectively, and is included in cost of product revenue on the unaudited condensed consolidated statements of operations and comprehensive loss. As of December 31, 2022 and March 31, 2022, the Company recorded royalties payable to Takeda of $4.4 million and $2.5 million, respectively, which are included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Takeda will pay the Company a high single-digit royalty on net sales of relugolix products for prostate cancer in the Takeda Territory, subject to certain agreed reductions. Royalties are required to be paid, on a product-by-product and country-by-country basis, until the latest to occur of the expiration of the last to expire valid claim of a licensed patent covering such product in such country, the expiration of regulatory exclusivity for such product in such country, or 10 years after the first commercial sale of such product in such country. Under the Takeda License Agreement, there was no upfront payment and there are no payments upon the achievement of clinical development or marketing approval milestones.
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
As you read this discussion and analysis, refer to our unaudited condensed consolidated financial statements and footnotes included in Part 1. Item 1. of this Quarterly Report on Form 10-Q (“Quarterly Report”). Also refer to our Annual Report on Form 10-K (“Annual Report”) for the year ended March 31, 2022, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on May 11, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our investor relations website at investors.myovant.com. This discussion and analysis contains forward looking statements and should also be read in conjunction with the cautionary statement set forth in the section below titled, “Information Relating to Forward-Looking Statements.”
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
The forward-looking statements appearing in a number of places throughout this Quarterly Report include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:
•the effects that the pendency of the proposed Merger (as such term is defined below) may have on our business prior to the closing of the Merger, or if the Merger does not close;
•the effects of litigation related to the Merger that has been or could be instituted against Myovant, Sumitovant, or their respective directors or officers, including the effects of any outcomes related thereto, such as an injunction against or delay of the completion of the Merger and substantial costs to Myovant or its directors or officers, including any costs associated with the indemnification of directors or officers;
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
•the anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain, regulatory approvals for our product candidates;
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
•our expectations regarding potential future payments that we are eligible to receive from Pfizer Inc. (“Pfizer”) under the Pfizer Collaboration and License Agreement, Accord Healthcare, Ltd. (“Accord”) under the Accord License Agreement, and Gedeon Richter Plc. (“Richter”) under the Richter Development and Commercialization Agreement;
•our subsidiary’s, Myovant Sciences GmbH (“MSG”), ability to borrow under the Sumitomo Pharma Co., Ltd. (“Sumitomo Pharma”) Loan Agreement;
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
Business Overview
We are a biopharmaceutical company that aspires to redefine care for women and for men through purpose-driven science, empowering medicines, and transformative advocacy worldwide. Founded in 2016, we have executed multiple successful Phase 3 clinical trials across oncology and women’s health leading to three regulatory approvals by the FDA: (1) ORGOVYX® (relugolix 120 mg), which was approved in the U.S. in December 2020 as the first and only oral gonadotropin-releasing hormone (“GnRH”) receptor antagonist for the treatment of adult patients with advanced prostate cancer; (2) MYFEMBREE® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg), which was approved in the U.S. in May 2021 as the first and only once-daily oral GnRH treatment for the management of heavy menstrual bleeding associated with uterine fibroids; and (3) MYFEMBREE which was approved in the U.S. in August 2022 for the management of moderate to severe pain associated with endometriosis, establishing MYFEMBREE as the first and only once-daily oral GnRH treatment approved for both uterine fibroids and endometriosis.
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
In June 2022, the FDA accepted for review our supplemental New Drug Application (“sNDA”) that proposes updates to the U.S. Prescribing Information (“USPI”) based on the safety and efficacy data from the Phase 3 LIBERTY randomized withdrawal study (“RWS”) of MYFEMBREE in premenopausal women with heavy menstrual bleeding due to uterine fibroids for up to two years. The FDA set a Prescription Drug User Fee Act (“PDUFA”) goal date of January 29, 2023 for this sNDA.
We are currently conducting a number of clinical studies to generate data that would potentially expand the prescribing labels for MYFEMBREE and ORGOVYX. For example, in the Phase 3 SERENE study, MYFEMBREE is also being evaluated for contraceptive efficacy in women with heavy menstrual bleeding associated with uterine fibroids or endometriosis-associated pain who are 18 to 50 years of age and at risk for pregnancy, and in the Phase 3 REPLACE-CV study, the risk of major adverse cardiovascular events associated with ORGOVYX compared to leuprolide will be assessed in men 18 years of age or older with prostate cancer who require treatment with androgen deprivation therapy (“ADT”) for at least one year. We are also developing MVT-602, an investigational oligopeptide kisspeptin-1 receptor agonist, which has completed a Phase 2a study for the treatment of female infertility as a part of assisted reproduction.
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from the upfront and milestone payments we have received from our collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
Our majority shareholder is Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma, the name of which prior to April 1, 2022 was Sumitomo Dainippon Pharma Co., Ltd. As of December 31, 2022, Sumitovant directly, and Sumitomo Pharma indirectly, beneficially own 50,041,181, or approximately 51.6%, of our outstanding common shares.
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
Third Fiscal Quarter Ended December 31, 2022 Financial Highlights and Recent Business Updates

In this section, we summarize certain of our third fiscal quarter ended December 31, 2022 financial highlights and recent regulatory, clinical and business updates. Additional information about our business is included in Part I, Item 1., “Business,” of our Annual Report, filed with the SEC on May 11, 2022.
Financial Highlights
•Total revenues for the three months ended December 31, 2022, were $100.2 million, compared to $54.4 million for the three months ended December 31, 2021.
•Product revenue, net for the three months ended December 31, 2022, was $61.4 million, compared to $29.3 million for the three months ended December 31, 2021. Net revenue from sales of ORGOVYX and MYFEMBREE in the U.S. were $48.7 million and $10.5 million, respectively, for the three months ended December 31, 2022, compared to $24.4 million and $2.4 million, respectively, for the three months ended December 31, 2021.
•Pfizer collaboration revenue for the three months ended December 31, 2022, was $29.3 million, compared to $25.2 million for the three months ended December 31, 2021.
•License and milestone revenue from Accord and Richter for the three months ended December 31, 2022 was $5.0 million and $4.0 million, respectively. There were no such revenues for the three months ended December 31, 2021.
•Total operating costs and expenses for the three months ended December 31, 2022, were $152.1 million, compared to $114.2 million for the three months ended December 31, 2021.
•Net loss for the three months ended December 31, 2022, was $57.6 million, or $0.59 per common share, compared to a net loss of $63.4 million, or $0.68 per common share for the three months ended December 31, 2021.
•Cash, cash equivalents, and marketable securities were $274.4 million at December 31, 2022, compared to $434.2 million at March 31, 2022.
See “Results of Operations” below for a discussion of our results of operations for the three and nine months ended December 31, 2022, as compared to the three and nine months ended December 31, 2021.
Recent Business Updates
Merger Update
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
•The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), expired on January 2, 2023. The expiration of the waiting period under the HSR Act satisfies one of the conditions to consummation of the Merger. Consummation of the Merger remains subject to the satisfaction of certain other conditions. See Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
•On January 23, 2023, we filed the definitive proxy statement with the SEC in connection with the merger with Sumitovant; our special general meeting of shareholders to vote on the merger is set to take place on March 1, 2023 and, if approved, we anticipate the closing of the merger to occur shortly thereafter.
Regulatory
•In September 2022 and October 2022, we and Pfizer completed New Drug Submissions to Health Canada seeking marketing approval for MYFEMBREE for heavy menstrual bleeding associated with uterine fibroids and MYFEMBREE for the treatment of endometriosis-associated pain, respectively. In December 2022, we completed a New Drug Submission to Health Canada seeking marketing approval for ORGOVYX for advanced prostate cancer.
•In October 2022, the Type II variation application to the European Medicines Agency (“EMA”) filed by our commercialization partner, Richter, seeking approval for RYEQO for the treatment of moderate to severe pain associated with endometriosis in adult women of reproductive age with a history of previous medical or surgical treatment for their endometriosis was validated and accepted by the EMA. Pursuant to the Richter Development and Commercialization Agreement, the acceptance of the Type II variation application by the EMA triggered a $4.0 million milestone payment due from Richter, which we received and recorded as Richter license and milestone revenue in the three months ended December 31, 2022.
Clinical
•On January 25, 2023, the first participant was enrolled in the Phase 3 REPLACE-CV study evaluating the risk of major cardiovascular events with ORGOVYX compared with leuprolide in patients with prostate cancer who require treatment with ADT for at least one year.
Ex-U.S. Commercial
•In October 2022, our commercialization partner, Accord, launched ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer in Europe. Pursuant to the Accord License Agreement, the first commercial sale of ORGOVYX in Europe triggered a $5.0 million milestone payment due from Accord, which we received and recorded as Accord license and milestone revenue in the three months ended December 31, 2022. To date, Accord has launched

ORGOVYX for the treatment of advanced hormone-sensitive prostate cancer in Germany, Austria, Czech Republic, and the U.K.
Expected Upcoming Milestones
The following is a summary of certain of our expected upcoming milestones.
•Our special general meeting of shareholders to vote on the merger with Sumitovant is set to take place on March 1, 2023 and, if approved, we expect the closing of the merger to occur shortly thereafter.
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
Effects of the Russian Federation-Ukraine Conflict on our Business
The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. As a result of the conflict in Ukraine, the U.S., U.K., and the EU governments, among others, have developed and coordinated economic and financial sanctions against the Russian Federation. As the conflict in Ukraine continues, there is no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against the Russian Federation.
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
We record product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. For the three and nine months ended December 31, 2022, the gross-to-net deduction for ORGOVYX was approximately 41.5%, and 42.9%, respectively, and we expect it to be in the low-to-mid 40%’s for the fiscal year ending March 31, 2023. Product revenue, net also includes revenues related to product supply to Accord and Richter as well as royalties on net sales of ORGOVYX in Accord’s Territory and net sales of RYEQO in Richter’s Territory.
Our Pfizer collaboration revenue consists of the partial recognition of the upfront payment and the regulatory milestone payments from Pfizer that were triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids and for the management of moderate to severe pain associated with endometriosis.
Our Accord license and milestone revenue consists of the recognition of the upfront payment we received from Accord in May 2022, as well as the milestone payment from Accord that was triggered upon the first commercial sale of ORGOVYX in Europe in October 2022.
Our Richter license and milestone revenue consists of the recognition of the upfront payment we received from Richter, as well as regulatory milestone payments from Richter.
See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Pfizer Collaboration and License Agreement, the Accord License Agreement, and the Richter Development and Commercialization Agreement.
Cost of Product Revenue
Our cost of product revenue is composed of the cost of goods sold and royalty expense payable to Takeda. Our cost of goods sold consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with sales of ORGOVYX and MYFEMBREE in the U.S. and sales of product supply to Accord and Richter. The cost of inventories written down as a result of excess, obsolescence, or other reasons is also charged to cost of goods sold. Our royalty expense consists of royalties on net sales of relugolix payable to Takeda pursuant to the terms of the Takeda License Agreement (see Note 9(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
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
Without consideration of additional costs that may arise due to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), SG&A expenses in the fourth quarter of fiscal year 2022 are expected to be similar to the third quarter of fiscal year 2022 driven largely by marketing and promotional expenses to support the ongoing commercialization of ORGOVYX and MYFEMBREE in the U.S. The timing and magnitude of our SG&A expenses are primarily dependent on our commercial success and sales growth of ORGOVYX and MYFEMBREE, as well as the timing of any new indications or product launches and other potential business and operational activities. SG&A expenses are presented net of cost sharing of certain expenses arising in respect of the Co-Promotion Territory with Pfizer (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). We are unable to estimate the amount of additional expenses that may arise due to the Merger Agreement.

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
Without consideration of additional costs that may arise due to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), R&D expenses in the fourth quarter of fiscal year 2022 are expected to be similar to the third quarter of fiscal year 2022, driven largely by spending on relugolix lifecycle opportunities, such as the SERENE study and the REPLACE-CV study, as well as on post-marketing requirements as agreed upon with the FDA. R&D expenses are presented net of cost sharing of certain expenses arising in respect of the Co-Promotion Territory with Pfizer (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). We are unable to estimate the amount of additional expenses that may arise due to the Merger Agreement.
Interest Expense
Our interest expense consists of related party interest expense pursuant to the Sumitomo Pharma Loan Agreement, which bears interest at a variable rate per annum equal to 3-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3% payable on the last day of each calendar quarter (see Note 5(C) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), and the accretion of the financing component of the cost share advance from Pfizer (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). Fluctuations in 3-month LIBOR could negatively impact our financial results.
Interest Income
Our interest income consists primarily of interest earned and the accretion of discounts to maturity for cash equivalents and marketable securities.
Income Tax Expense

Our income tax expense currently is primarily attributable to U.S. federal, state and local taxes. For the three and nine months ended December 31, 2022, our income tax expense is significantly affected by the changed requirement under Internal Revenue Code Section 174 to capitalize and subsequently amortize over five years R&D expenditures, pursuant to changes made to Internal Revenue Code Section 174 effective for years beginning after December 31, 2021, under the Tax Cuts and Jobs Act of 2017 (“TCJA”). Previously, Section 174 allowed for immediate expensing for accounting periods beginning before December 31, 2021. Without consideration of additional costs that may arise due to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report), we currently estimate our total tax expense for fiscal year 2022 to be approximately $28.0 million to $32.0 million. This estimate is subject to assumptions in relation to matters that are variable and difficult to predict, such as assumptions related to our common share price at the time equity awards vest or are exercised, as well as option exercise behavior of participants in our equity plans. Actual results could differ from our estimates and assumptions. We are unable to estimate the amount of additional expenses that may arise due to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Results of Operations
The following table summarizes our results of operations for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$61,422	$29,268	$152,720	$61,885
Pfizer collaboration revenue	29,307	25,172	109,025	79,853
Accord license and milestone revenue	5,000	—	55,000	—
Richter license and milestone revenue	4,000	—	4,300	31,667
Other revenue	500	—	500	—
Total revenues	100,229	54,440	321,545	173,405
Operating costs and expenses:
Cost of product revenue	7,418	4,243	17,275	7,897
Collaboration expense to Pfizer	26,808	12,086	67,242	25,912
Selling, general and administrative	86,380	72,125	249,671	192,118
Research and development	31,518	25,726	82,324	82,886
Total operating costs and expenses	152,124	114,180	416,512	308,813
Loss from operations	(51,895)	(59,740)	(94,967)	(135,408)
Interest expense	6,118	3,479	15,131	10,478
Interest income	(1,591)	(70)	(3,095)	(248)
Loss before income taxes	(56,422)	(63,149)	(107,003)	(145,638)
Income tax expense	1,205	296	17,482	1,058
Net loss	$(57,627)	$(63,445)	$(124,485)	$(146,696)

Revenues
The following table provides information about our revenues for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Product revenue, net:
ORGOVYX	$48,724	$24,393	$128,077	$53,535
MYFEMBREE	10,527	2,429	20,929	4,133
Accord product supply and royalties	387	—	387	—
Richter product supply and royalties	1,784	2,446	3,327	4,217
Total product revenue, net	61,422	29,268	152,720	61,885
Pfizer collaboration revenue:
Amortization of upfront payment	20,974	20,974	62,922	62,922
Amortization of regulatory milestones	8,333	4,198	46,103	16,931
Total Pfizer collaboration revenue	29,307	25,172	109,025	79,853
Accord license and milestone revenue	5,000	—	55,000	—
Richter license and milestone revenue	4,000	—	4,300	31,667
Other revenue	500	—	500	—
Total revenues	$100,229	$54,440	$321,545	$173,405
Product Revenue, net
We generate product revenue from sales of ORGOVYX and MYFEMBREE in the U.S. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
For both the three and nine months ended December 31, 2022, product revenue, net includes revenues related to product supply to Accord of $0.4 million as well as royalties on net sales of ORGOVYX in Accord’s Territory of less than $0.1 million. There were no such revenues for the three and nine months ended December 31, 2021.
For the three and nine months ended December 31, 2022, product revenue, net includes revenues related to product supply to Richter of $1.4 million and $2.6 million, respectively, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.4 million and $0.7 million, respectively. For the three and nine months ended December 31, 2021, product revenue, net includes revenues related to product supply to Richter of $2.3 million and $4.1 million, respectively, as well as royalties on net sales of RYEQO in Richter’s Territory of $0.1 million and $0.2 million, respectively.
Pfizer Collaboration Revenue
Pfizer collaboration revenue for the three and nine months ended December 31, 2022 and 2021 consists of the partial recognition of the upfront payment we received from Pfizer in December 2020 and of the $100.0 million regulatory milestone payment we received from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of heavy menstrual bleeding associated with uterine fibroids on May 26, 2021. Pfizer collaboration revenue for the three and nine months ended December 31, 2022 also includes the partial recognition of the $100.0 million regulatory milestone payment we received from Pfizer that was triggered upon the FDA approval of MYFEMBREE for the management of moderate to severe pain associated with endometriosis on August 5, 2022.
Accord License and Milestone Revenue
Accord license and milestone revenue for the three months ended December 31, 2022 consists of our recognition of a $5.0 million milestone payment from Accord that was triggered upon Accord’s first commercial sale of ORGOVYX in Europe in October 2022. Accord license and milestone revenue for the nine months ended December 31, 2022 consists of our recognition of a $50.0 million upfront payment we received from Accord in May 2022 pursuant to the Accord License Agreement, as well as the $5.0 million milestone payment that was triggered upon Accord’s first commercial sale of ORGOVYX in Europe in October 2022. There was no Accord license and milestone revenue for the three and nine months ended December 31, 2021.

Richter License and Milestone Revenue
Richter license and milestone revenue for the three and nine months ended December 31, 2022 consists of our recognition of a $4.0 million regulatory milestone payment from Richter that was triggered upon the EMA acceptance of Richter’s Type II variation submission for RYEQO for the treatment of moderate to severe pain associated with endometriosis in adult women of reproductive age with a history of previous medical or surgical treatment for their endometriosis. Richter license and milestone revenue for the nine months ended December 31, 2022 also includes our recognition of a $0.3 million regulatory milestone payment from Richter that was triggered upon the approval of RYEQO for the uterine fibroids indication in Australia. We recognized $31.7 million of Richter license and milestone revenue for the nine months ended December 31, 2021, which consists of a $15.0 million regulatory milestone payment from Richter that was triggered upon the EC approval of RYEQO for the treatment of moderate to severe symptoms of uterine fibroids in adult women of reproductive age and $16.7 million of previously deferred revenue that was recognized upon the completion of our delivery of the remaining substantive relugolix combination tablet data packages to Richter. There was no Richter license and milestone revenue for the three months ended December 31, 2021.
Cost of Product Revenue
For the three and nine months ended December 31, 2022, our cost of product revenue was $7.4 million and $17.3 million, respectively, which includes the cost of goods sold of $3.0 million and $6.0 million, respectively, and royalty expense payable to Takeda of $4.4 million and $11.3 million, respectively.
For the three and nine months ended December 31, 2021, our cost of product revenue was $4.2 million and $7.9 million, respectively, which includes the cost of goods sold of $2.2 million and $3.4 million, respectively, and royalty expense payable to Takeda of $2.0 million and $4.5 million, respectively.
The $3.2 million and $9.4 million increase in our cost of product revenue for the three and nine months ended December 31, 2022, respectively, compared to the year ago periods, was due to increases in cost of goods sold and royalty expense payable to Takeda primarily as a result of higher sales of ORGOVYX and MYFEMBREE in the U.S. during the three and nine months ended December 31, 2022.
Collaboration Expense to Pfizer
For the three and nine months ended December 31, 2022, our collaboration expense to Pfizer was $26.8 million and $67.2 million, respectively. For the three and nine months ended December 31, 2021, our collaboration expense to Pfizer was $12.1 million and $25.9 million, respectively.
Collaboration expense to Pfizer increased $14.7 million and $41.3 million for the three and nine months ended December 31, 2022, compared to the year ago periods, primarily due to an increase in net profits generated from sales of ORGOVYX and MYFEMBREE in the U.S.
Selling, General and Administrative Expenses
SG&A expenses increased by $14.3 million, to $86.4 million, in the three months ended December 31, 2022 compared to $72.1 million in the year ago period.
The most significant components of the $14.3 million net increase in SG&A expenses include the following:
•$6.2 million increase in personnel expenses and share-based compensation due to an increase in headcount to support our organizational growth, including personnel expenses related to our U.S. oncology and women’s health sales forces;
•$5.4 million increase in legal and professional fees primarily related to activities associated with the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report); and
•$3.5 million increase in commercialization expenses, net of cost sharing of certain expenses arising in respect of the Co-Promotion Territory with Pfizer, to support our U.S. commercialization activities for ORGOVYX and MYFEMBREE.
SG&A expenses increased by $57.6 million, to $249.7 million, in the nine months ended December 31, 2022 compared to $192.1 million in the year ago period.
The most significant components of the $57.6 million net increase in SG&A expenses include the following:

•$31.6 million increase in commercialization expenses, net of cost sharing of certain expenses arising in respect of the Co-Promotion Territory with Pfizer, to support our U.S. commercialization activities for ORGOVYX and MYFEMBREE;
•$16.6 million increase in personnel expenses and share-based compensation due to an increase in headcount to support our organizational growth, including personnel expenses related to our U.S. oncology and women’s health sales forces; and
•$9.5 million increase in legal and professional fees primarily related to activities associated with the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Research and Development Expenses
For the three months ended December 31, 2022 and 2021, our R&D expenses consisted of the following (in thousands):

	Three Months Ended December 31,
	2022	2021	Change
Program-specific costs:
Relugolix	$6,902	$6,537	$365
MVT-602	503	171	332
Unallocated costs:
Personnel expense	17,202	13,266	3,936
Share-based compensation	3,682	3,026	656
Other expense	3,229	2,726	503
Total R&D expenses	$31,518	$25,726	$5,792
For the nine months ended December 31, 2022 and 2021, our R&D expenses consisted of the following (in thousands):

	Nine Months Ended December 31,
	2022	2021	Change
Program-specific costs:
Relugolix	$10,460	$19,252	$(8,792)
MVT-602	542	284	258
Unallocated costs:
Personnel expense	50,544	41,763	8,781
Share-based compensation	11,180	12,193	(1,013)
Other expense	9,598	9,394	204
Total R&D expenses	$82,324	$82,886	$(562)
R&D expenses increased by $5.8 million, to $31.5 million, in the three months ended December 31, 2022 compared to $25.7 million in the three months ended December 31, 2021. The increase in R&D expenses in the three months ended December 31, 2022 was primarily driven by higher personnel expenses and share-based compensation primarily due to an increase in headcount.
R&D expenses decreased by $0.6 million, to $82.3 million, in the nine months ended December 31, 2022 compared to $82.9 million in the nine months ended December 31, 2021. The decrease in R&D expenses in the nine months ended December 31, 2022 was primarily driven by a reduction in relugolix clinical study costs due to the completion and wind down of our Phase 3 clinical trials, partially offset by higher personnel expenses primarily due to an increase in headcount.
Interest Expense
Interest expense was $6.1 million and $15.1 million for the three and nine months ended December 31, 2022, respectively, compared to $3.5 million and $10.5 million for the three and nine months ended December 31, 2021, respectively.

Interest expense associated with the Sumitomo Pharma Loan Agreement increased $3.2 million to $6.1 million in the three months ended December 31, 2022 compared to $2.9 million in the year ago period, and increased $5.9 million to $14.6 million in the nine months ended December 31, 2022 compared to $8.7 million in the year ago period, as a result of an increase in 3-month LIBOR as compared to the year ago periods.
Accretion of the financing component of the cost share advance from Pfizer was $0.6 million for the nine months ended December 31, 2022, and $0.6 million and $1.8 million for the three and nine months ended December 31, 2021, respectively. There was no accretion for the three months ended December 31, 2022.
Interest Income
Interest income was $1.6 million and $3.1 million for the three and nine months ended December 31, 2022, respectively. Interest income was $0.1 million and $0.2 million for the three and nine months ended December 31, 2021, respectively. Interest income was derived from our investments in marketable securities and cash equivalents. The increase in interest income in the three and nine months ended December 31, 2022 compared to the year ago periods was primarily due to higher interest rates.
Income Tax Expense
Our income tax expense was $1.2 million and $17.5 million for the three and nine months ended December 31, 2022, respectively. Our income tax expense was $0.3 million and $1.1 million for the three and nine months ended December 31, 2021, respectively. Our effective tax rate for the three and nine months ended December 31, 2022 was (2.14)% and (16.34)%, respectively, and for the three and nine months ended December 31, 2021 was (0.47)% and (0.73)%, respectively. Our tax expense currently relates principally to profits earned in the U.S. Key determinative factors of our effective tax rate include the allocation of our earnings by jurisdiction and a valuation allowance that currently eliminates all of our net deferred tax assets.
The change in our effective tax rate for the three and nine months ended December 31, 2022, compared to the corresponding prior year periods, was driven principally by the changed requirement under Internal Revenue Code Section 174, effective for tax years beginning after December 31, 2021, to capitalize and subsequently amortize R&D expenditures, pursuant to changes enacted in the Tax Cuts and Jobs Act of 2017. For tax years beginning prior to December 31, 2021, R&D expenses were allowed to be expensed as incurred. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Liquidity and Capital Resources
We have incurred losses since our inception and have an accumulated deficit of $1.38 billion as of December 31, 2022, compared to $1.25 billion as of March 31, 2022.
Sources of Liquidity
Since our inception, we have funded our operations primarily from the issuance and sale of our common shares, from debt financing arrangements, and more recently from upfront and milestone payments we have received from our collaboration and commercialization partners, as well as net revenues generated from sales of ORGOVYX and MYFEMBREE in the U.S.
As of December 31, 2022, we had cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Pharma Loan Agreement of $315.7 million, consisting of $274.4 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to our subsidiary, MSG, under the Sumitomo Pharma Loan Agreement. Cash, cash equivalents, marketable securities, and amounts available to us under the Sumitomo Pharma Loan Agreement as of March 31, 2022 was $475.5 million, consisting of $434.2 million of cash, cash equivalents, and marketable securities and $41.3 million of borrowing capacity available to our subsidiary, MSG, under the Sumitomo Pharma Loan Agreement. Additional funds under the Sumitomo Pharma Loan Agreement may be drawn down by MSG no more than once per calendar quarter, subject to certain terms and conditions, including consent of our board of directors.
As of December 31, 2022, we are eligible to earn additional milestone and royalty payments from our collaboration and commercialization partners, including:
•up to $3.5 billion of tiered sales milestones from Pfizer upon reaching certain thresholds of annual net sales for oncology and the combined women’s health indications in the Co-Promotion Territory.
•up to $85.5 million of milestone payments from Accord, including commercial launch, sales-based, and other milestones, and tiered royalties from the high-teens to mid-twenties on net sales of ORGOVYX in Accord’s territories; and

•up to $118.2 million of milestone payments from Richter, including regulatory milestones of up to $10.7 million and tiered sales milestones of up to $107.5 million upon reaching certain thresholds of annual net sales in Richter’s Territory, and tiered royalties on net sales in Richter’s Territory.
Funding Requirements
We believe that our existing cash, cash equivalents, marketable securities and expected cash flows to be generated from product sales will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report. This estimate is based on our current assumptions, including assumptions related to our ability to manage our spend, that might prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments, are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our common shareholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common shareholders’ rights. The Sumitomo Pharma Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, raising capital through equity offerings, making capital expenditures or declaring dividends.
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
We expect our operating expenses in the fourth quarter of fiscal year 2022, net of costs that are expected to be shared with Pfizer pursuant to the Pfizer Collaboration and License Agreement, to be similar to the third quarter of fiscal year 2022 as we continue to commercialize ORGOVYX and MYFEMBREE in the U.S., prepare for additional potential regulatory approvals, initiate life cycle management activities as well as conduct post-marketing requirements as agreed upon with the FDA for our relugolix franchise, and potentially further develop our product candidates and expand our pipeline. While we expect our future capital requirements and operating expenses to continue to be significant, we expect our net cash burn to gradually decrease as our net product revenues increase. Our operating expenses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year and our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•costs to operate as a public company; and
•costs that may arise as a result of the transactions relating to the Merger Agreement (see Note 5(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).
Until such time, if ever, as we can generate positive cash flows as a result of increased sales of ORGOVYX, MYFEMBREE, or any product candidate, we expect to fund our operations through a combination of cash, cash equivalents, and marketable securities currently on hand and amounts available to us under the Sumitomo Pharma Loan Agreement, subject to the consent of our board of directors, as well as potential payments we are eligible to receive from Pfizer, Accord, and Richter pursuant to the terms of our agreements with them.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(169,782)	$(168,472)
Net cash provided by (used in) investing activities	$3,022	$(60,308)
Net cash provided by financing activities	$6,714	$19,142
Operating Activities
Net cash used in operating activities was $169.8 million for the nine months ended December 31, 2022 and consisted of our net loss of $124.5 million (see “Results of Operations” above) and changes in operating assets and liabilities of $80.8 million, (see below), partially offset by adjustments for non-cash operating items of $35.5 million. The non-cash operating items included share-based compensation of $32.4 million, amortization of operating lease right of use asset of $1.5 million, depreciation expense of $1.0 million, and accretion of the implied financing component of the cost share advance from Pfizer of $0.6 million.
The changes in operating assets and liabilities included the following:
•$34.4 million decrease in cost share advance from Pfizer due to the application of shared Allowable Expenses (see Note 8(A) and Note 8(D) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$21.8 million increase in inventories, due to an increase in raw materials, work in process inventories, and finished goods inventories;
•$18.7 million increase in accrued expenses and other current liabilities, primarily driven by an increase in accrued discounts, rebates, and allowances, and royalties payable to Takeda due to an increase in sales of ORGOVYX and MYFEMBREE;
•$17.7 million increase in accounts receivable, net as a result of an increase in net product revenues related to sales of ORGOVYX and MYFEMBREE in the U.S.;
•$9.0 million net decrease in deferred revenue due to the recognition of $109.0 million of Pfizer collaboration revenue, partially offset by a $100.0 million regulatory milestone payment from Pfizer (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);

•$6.8 million decrease in amounts due to Pfizer as a result of a net decrease in reimbursement of Allowable Expenses to Pfizer, partially offset by an increase in profit share (see Note 8(A) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report);
•$5.8 million net increase in prepaid expenses and other current assets, and other assets primarily due to increases in prepayments related to commercial manufacturing activities; and
•$4.0 million net change in other operating assets and liabilities.
Net cash used in operating activities was $168.5 million for the nine months ended December 31, 2021, and consisted of our net loss of $146.7 million and changes in operating assets and liabilities of $56.2 million, partially offset by adjustments for non-cash operating items of $34.5 million. The significant non-cash operating items included share-based compensation of $30.3 million, accretion of the implied financing component of the cost share advance from Pfizer of $1.8 million, amortization of operating lease right of use asset of $1.3 million, and depreciation expense of $1.1 million.
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
•$13.8 million increase in accrued expenses and other current liabilities, primarily driven by an increase in accrued sales discounts, rebates, and allowances due to an increase in product revenue, net;
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
Investing Activities
For the nine months ended December 31, 2022, our net proceeds from investing activities were $3.0 million, which was primarily from maturities of marketable securities, net of purchases.
For the nine months ended December 31, 2021, we used $60.3 million of cash in investing activities, which was primarily for the purchase of marketable securities, net of maturities.
Financing Activities
For the nine months ended December 31, 2022, $6.7 million of cash was provided by financing activities, which was from proceeds from the exercise of stock options.
For the nine months ended December 31, 2021, $19.1 million of cash was provided by financing activities, which was primarily from proceeds of $17.9 million from the exercise of stock options.

Contractual Obligations and Other Cash Needs
During the nine months ended December 31, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and other cash needs as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended March 31, 2022.
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
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate debt. As of December 31, 2022, our subsidiary, MSG, had an outstanding loan balance of $358.7 million under the Sumitomo Pharma Loan Agreement that bears interest at a variable rate per annum equal to 3-month LIBOR plus a margin of 3%. We currently do not engage in any hedging activities against changes in interest rates. A hypothetical 100 basis point increase in 3-month LIBOR would result in a $0.9 million quarterly increase in interest expense, based on the outstanding balance under the Sumitomo Pharma Loan Agreement as of December 31, 2022.
The U.K Financial Conduct Authority (the authority that regulates LIBOR) has announced that 3-month LIBOR will cease publication after June 30, 2023. When the publication of 3-month LIBOR is discontinued, our subsidiary, MSG, will need to agree with Sumitomo Pharma on a new method of calculating the interest rate under the Sumitomo Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the 3-month LIBOR replacement benchmark rate at this time.
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
We are also subject to credit risk from accounts receivable from product sales to customers, amount due from our related party, and amounts due from our collaboration and commercialization partners. We monitor the financial performance and creditworthiness of these parties so we can properly assess and respond to changes in their credit profile and our exposure. We record a reserve against uncollectible amounts as necessary. No significant reserves were recorded as of December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Myovant Sciences Ltd. have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see the section titled “(A) Legal Contingencies” included in Note 9, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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
On October 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitovant Biopharma Ltd. (“Sumitovant”), Zeus Sciences Ltd. (“Merger Sub”), and Sumitomo Pharma Co. Ltd. (“Sumitomo Pharma”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub would be merged with and into Myovant (the “Merger”), with Myovant continuing as the surviving company in the Merger. Completion of the Merger is subject to the satisfaction certain conditions, including: (i) the adoption of the Merger Agreement at a meeting of our shareholders to consider such matter by the requisite vote of our shareholders, including the approval by holders of a majority of our outstanding common shares entitled to vote and voting at such meeting (the “Company Shareholder Approval”) and by the holders of a majority of our outstanding common shares not held by Sumitovant or its affiliates (the “Minority Shareholder Approval”), (ii) the expiration of applicable waiting period of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), (iii) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Merger, (iv) the accuracy of each party’s representations and warranties (subject to certain materiality and Company Material Adverse Effect (as defined in the Merger Agreement) qualifications), (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement and (vi) the absence of a Company Material Adverse Effect following the date of the Merger Agreement that is continuing. The applicable waiting period under the HSR Act expired on January 2, 2023.
If the Merger is not consummated on or before May 31, 2023, because any of the conditions set forth above have not been satisfied or waived or due any other impediment, then either we or Sumitovant will be able to terminate the Merger Agreement (to the extent the terminating party’s breach of any provision of the Merger Agreement did not directly or indirectly cause the failure to consummate the Merger). Similarly, if we do not obtain the Minority Shareholder Approval at a special meeting of our shareholders at which a vote on the Merger was taken, then either we or Sumitovant will be able to terminate the Merger Agreement. In addition, both we and Sumitovant have the right to terminate the Merger Agreement if, because of any breach of the Merger Agreement by the other party, the closing conditions regarding the accuracy of such party’s representations and warranties or the performance of such party’s obligations could not be satisfied as of the anticipated closing date, subject to a specified cure period. These terms and conditions, and other circumstances under which the Merger Agreement may be terminated in accordance with its terms, are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K with the SEC on October 24, 2022.
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
The pendency of the proposed Merger could negatively impact our business, financial condition, or results of operations.
The pendency of the proposed Merger could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Merger will be satisfied. We are subject to several risks as a result of the pendency of the proposed Merger, including, but not limited to, the following:

•pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
•uncertainty as to whether the transactions will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees, and we may be unable to retain certain key employees who may seek and obtain different employment in anticipation of the completion of the Merger; and
•uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, suppliers, regulators and other business partners, and third parties may determine to delay or defer purchase decisions or contractual arrangements or terminate and/or attempt to renegotiate their relationships with us as a result of the pendency of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.
Litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.
The pendency of the proposed Merger has attracted, and could attract further, lawsuits from litigious parties that frequently target mergers of publicly-traded companies. There may be shareholder class action complaints and other complaints filed against us, our board of directors, Sumitovant, Sumitovant’s board of directors, and others in connection with the transactions contemplated by the Merger Agreement. For example, lawsuits have been filed by purported shareholders of Myovant against us and each member of our board of directors alleging that, among other things, the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder by omitting or misrepresenting certain allegedly material information in the proxy statement for the Merger. For a description of the shareholder lawsuits, see the section titled “(A) Legal Contingencies” included in Note 9, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The outcome of litigation is uncertain, and we may not be successful in defending against these and any such future claims. One of the conditions to the completion of the Merger is the absence of any law or order from a governmental entity (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe. Lawsuits that have been and may be filed against us, our board of directors, Sumitovant, or Sumitovant’s board of directors could also divert the time and attention of our management away from our business operations, and otherwise adversely affect us financially.
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
Our management will need to take a number of actions in connection with the proposed Merger, including, among other things, holding a special meeting of our shareholders for the purposes of considering and voting on the adoption and approval of the

Merger Agreement, responding to questions from our shareholders, employees, suppliers, counterparties and other interested stakeholders regarding the proposed Merger, addressing litigation brought against us and our directors in connection with the proposed Merger, ensuring that we comply with the various restrictions on the conduct of our business set forth in the Merger Agreement, and working with Sumitovant to ensure the various conditions to closing the Merger are satisfied or waived.
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
THE FOLLOWING RISK FACTORS DO NOT TAKE INTO ACCOUNT THE PLANNED ACQUISITION OF MYOVANT BY SUMITOVANT AND ASSUME THAT WE REMAIN A STAND-ALONE PUBLIC COMPANY
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
Further, in July 2021, the European Commission (“EC”), and in August 2021, the United Kingdom (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), approved RYEQO® (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) as the first and only long-term, once-daily oral treatment in the European Union (“EU”) and the U.K., respectively, for moderate to severe symptoms of uterine fibroids in adult women of reproductive age, with no limitation for duration of use. Since RYEQO’s approvals in the EU and U.K., our commercialization partner, Gedeon Richter Plc. (“Richter”)

has launched RYEQO in a number of countries in Europe. In April 2022, the EC, and in June 2022, the MHRA, approved ORGOVYX as the first and only oral androgen deprivation therapy for advanced hormone-sensitive prostate cancer in Europe. Our commercialization partner, Accord Healthcare, Ltd. (“Accord”), has launched ORGOVYX in Europe. The success of Accord in generating net revenue from ORGOVYX and the success of Richter in generating net revenue from RYEQO are also subject to many of the factors described above. If we and/or our partners do not achieve one or more of these factors in a timely manner or at all, we and/or our partners could experience significant delays or an inability to successfully commercialize any of our drug products, which would materially harm our business.
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
Failure to successfully obtain and maintain coverage and reimbursement for ORGOVYX and MYFEMBREE in the United States, or the availability of coverage only at limited levels, would diminish our ability to generate net product revenue.
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
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $274.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and expected cash flows to be generated from product sales will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Quarterly Report. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In future periods, if our cash, cash equivalents, marketable securities, and amounts that we expect to generate from product sales and/or third-party collaboration payments are not sufficient to enable us to fund our operations, we may need to raise additional funds in the form of equity, debt, or from other sources. In addition, we may choose to raise additional funds in the form of equity, debt, or from other sources due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.
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
On December 27, 2019, we, one of our subsidiaries, Myovant Sciences GmbH (“MSG” or the “Borrower”), and Sumitomo Pharma entered into a loan agreement (as subsequently amended, the “Sumitomo Pharma Loan Agreement”). Under the terms of the Sumitomo Pharma Loan Agreement, we may not raise additional capital without obtaining the consent of Sumitomo Pharma. If we do not have sufficient funds to complete the development of, seek regulatory approvals for our product candidates and commercialize our drug products and, if approved, our product candidates, we may be required to delay, limit, reduce, or terminate our drug development programs, commercialization efforts, and/or limit or cease our operations if we are unable to obtain additional capital to support our current operating plan. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development and commercialization efforts.
We are required to meet certain terms and conditions to draw down funds under the Sumitomo Pharma Loan Agreement. If we are unable to meet such terms and conditions, we may not be able to access funding from the Sumitomo Pharma Loan Agreement. Further, we may be obligated to repay the loans prior to their scheduled maturity date under certain circumstances.
Pursuant to the Sumitomo Pharma Loan Agreement, Sumitomo Pharma agreed to make revolving loans to the Borrower in an aggregate principal amount up to $400.0 million. As of December 31, 2022, approximately $41.3 million of borrowing capacity remained available to the Borrower under the Sumitomo Pharma Loan Agreement. The Borrower may draw down additional funds under the Sumitomo Pharma Loan Agreement once per calendar quarter, subject to certain terms and conditions, including the consent of our board of directors and no change of control having occurred with respect to us. We may not be able to meet such terms and conditions in the future and may not be able to secure additional funds. The maturity date of the loans under the Sumitomo Pharma Loan Agreement is December 27, 2024 or the date the outstanding principal of the loans is declared due and payable due to an event of default pursuant to the terms of the agreement. In addition, if Sumitomo Pharma fails to own at least a majority of the outstanding common shares of Myovant, it may become unlawful under Japanese law for Sumitomo Pharma to continue to fund loans to the Borrower, and in which case the Borrower would not be able to continue to borrow under the Sumitomo Pharma Loan Agreement. Furthermore, within 30 days of a change of control having occurred with respect to us, the Borrower will be obligated to repay the outstanding amount of loans and accrued interest under the Sumitomo Pharma Loan Agreement.
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
The Borrower’s obligations under the Sumitomo Pharma Loan Agreement are fully and unconditionally guaranteed by us and certain of our other subsidiaries (collectively, the “Subsidiary Guarantors”). The loans and other obligations are senior unsecured obligations of the Company, the Borrower, and the Subsidiary Guarantors.
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
Additionally, the Sumitomo Pharma Loan Agreement includes customary events of default, including payment defaults, breaches of representations and warranties and certain covenants following any applicable cure period, cross acceleration to certain debt, other failure to pay certain final judgments, certain events relating to bankruptcy or insolvency, certain breaches by us under our Investor Rights Agreement with Sumitovant and Sumitomo Pharma, dated December 27, 2019, and failure of material provisions of the loan documents to remain in full force and effect or any contest thereto by us or any of our subsidiaries. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% will apply to the outstanding principal amount of the loans, Sumitomo Pharma may terminate its obligations to make loans to the Borrower and declare the principal amount of all outstanding loans and other obligations under the Sumitomo Pharma Loan Agreement to become immediately due and payable, and Sumitomo Pharma may take such other actions as set forth in the Sumitomo Pharma Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations of Sumitomo Pharma to make loans to the Borrower would automatically terminate and the principal amount of all outstanding loans and other obligations due under the Sumitomo Pharma Loan Agreement would automatically become due and payable. In addition, if it becomes unlawful for Sumitomo Pharma to maintain the loans under the Sumitomo Pharma Loan Agreement, the Borrower would be required to repay the outstanding principal amount of the loans and if a change of control occurs with respect to us, the Borrower would be required to repay the outstanding principal amount of the loans within 30 days of such change of control. We may not have enough available funds or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events. The Sumitomo Pharma Loan Agreement was amended on December 24, 2022 pursuant to which amendment, Sumitomo Pharma agreed to subordinate the Borrower’s obligations to Sumitomo Pharma under the Sumitomo Pharma Loan Agreement to all other existing and future claims against the Borrower.
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
Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the U.K. and the EU was agreed to in December 2020 and has applied since January 1, 2021. Since a significant proportion of the regulatory framework in the U.K. applicable to our business and certain of our product candidates are derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, the U.K is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency (the “EMA”), and a separate marketing authorization will be required to market our product candidates in the U.K. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us and our collaboration and commercialization partners from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the EU, there may be additional non-tariff costs to such trade which did not exist before. Further, should the U.K. further diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
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
On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that regulates LIBOR) announced that after 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. The administrator for LIBOR and other inter-bank offered rates, ICE Benchmark Administration (“IBA”), confirmed on March 5, 2021 its previously announced dates for LIBOR cessation. The 1-week and 2-week USD LIBOR have ceased publication and the 3-month, 6-month and 1-year USD LIBOR are currently scheduled to cease publication after June 30, 2023. The interest rate under the Sumitomo Pharma Loan Agreement is calculated based on 3-month LIBOR and, when the publication of 3-month LIBOR is discontinued, our subsidiary, MSG, will need to agree with Sumitomo Pharma on a new method of calculating the interest rate under the Sumitomo Pharma Loan Agreement. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the 3-month LIBOR replacement benchmark rate at this time.
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
The conflict between the Russian Federation and Ukraine may have a material adverse effect on our ability to adequately conduct certain clinical trial procedures and maintain compliance with the clinical trial protocol in Ukraine, due to the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and clinical trial participants, or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We may not be able to access sites for monitoring in regions affected by economic, political or social disruptions in Ukraine and we may not be able to obtain data from affected sites going forward. Our collaboration partners could experience disruptions in their supply chains in regions affected by such rising conflict that may have a negative impact on us. If our access to our clinical trial sites and data were to experience significant disruption due to these risks or for other reasons, it could have an adverse effect on the timing of our clinical trials. The ability of the FDA to conduct pre-approval inspections in Ukraine or other disrupted areas could also be adversely affected. In addition, the U.S., the EU, and the U.K. have adopted comprehensive sanctions, which restrict a wide range of trade and financial dealings with the Russian Federation and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk and Luhansk regions of Ukraine. These sanctions could also extend to Russian allies, such as Belarus. We, or our collaboration and commercialization partners, may not be able to launch our commercial products in Russia, Ukraine or certain regions that are subject to such trade sanctions which may negatively affect our financial results.
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
In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. In the U.S., such scrutiny has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress is considering additional health reform measures. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was passed by the U.S. Congress and signed into law by President Biden. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; (iii) cap Medicare beneficiaries’ annual out-of-pocket drug expenses under the Medicare Part D program beginning in 2024 by eliminating the current 5% beneficiary coinsurance requirement above the catastrophic coverage threshold, and also in 2025, when out-of-pocket spending is capped at $2,000 thus significantly lowering the beneficiary maximum out-of-pocket cost; and (iv) create a new manufacturer discount program. During the phase-in period of the new manufacturer discount program from 2025 through 2030, while small manufacturers will be required to provide a discount under the program, the discount will be lower than large manufacturers. If we are unable to meet the requirements for designation as a small manufacturer, we would be required to provide the large manufacturer discount amount earlier than we anticipate. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known.
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
Risks Related to Our Intellectual Property
If we are unable to obtain, maintain and defend the patent protection covering our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.		Description of Document	Schedule / Form	File No.	Exhibit No.	Filing Date
2.1	+	Agreement and Plan of Merger, dated as of October 23, 2022, among Myovant Sciences Ltd., Sumitovant Biopharma Ltd., Merger Sub and, solely with respect to Article IX and Annex A, Sumitomo Pharma Co., Ltd.	8-K	001-37929	2.1	10/24/2022

3.1		Certificate of Incorporation.	S-1	333-213891	3.1	09/30/2016
3.2		Memorandum of Association.	S-1	333-213891	3.2	09/30/2016
3.3		Fifth Amended and Restated Bye-Laws.	10-Q	001-37929	3.3	02/10/2020
10.1		Voting and Support Agreement, dated as of October 23, 2022, between Myovant Sciences Ltd. and Sumitovant Biopharma Ltd.	8-K	001-37929	10.1	10/24/2022
10.2	†*	Letter Agreement by and between Myovant Sciences GmbH and Pfizer, Inc. dated December 5, 2022.
10.3	†
First Amendment, dated December 24, 2022, to Loan Agreement, dated as of December 27, 2019, by and among Sumitomo Pharma Co., Ltd., as the Lender, the Registrant, as the Parent, and Myovant Sciences GmbH, as the Borrower.

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
Date: January 26, 2023